Form 10-K
period 2020-12-31
loanDepot, Inc.
filed 2021-03-16
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File Number: 001-40003

loanDepot, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3948939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26642 Towne Centre Drive Foothill Ranch, California	92610
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (888) 337-6888
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 per value per share	LDI	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on The New York Stock Exchange on February 11, 2021.
As of March 12, 2021, 6,643,188 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 179,036,229 shares of registrant’s Class C common stock were outstanding and 119,694,200 shares of registrant’s Class D common stock were outstanding.

1

loanDepot, Inc.
Annual Report on Form 10-K
December 31, 2020

1

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” "seek," “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report with the understanding that our actual future results may be materially different from what we expect.

Important factors that could cause actual results to differ materially from our expectations are included in “Item 1A Risk Factors.”

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-K, including “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Agencies	GSEs, FHA, FHFA and certain other federal governmental authorities
ART	Artemis Management, LLC (direct wholly-owned subsidiary of LD Holdings)
CFPB	Consumer Financial Protection Bureau
ECOA	Equal Credit Opportunity Act
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FIRREA	Financial Institutions Reform, Recovery, and Enforcement Act of 1989
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
Ginnie Mae	Government National Mortgage Association
GSE	Government Sponsored Enterprises, namely Fannie Mae and Freddie Mac
HOEPA	Home Ownership and Equity Protection Act of 1994
HUD	Department of Housing and Urban Development
IRLC	interest rate lock commitments
LD Holdings	LD Holdings Group LLC
LDLLC	loanDepot.com, LLC (direct wholly-owned subsidiary of LD Holdings)
LDSS	LD Settlement Services, LLC (direct wholly-owned subsidiary of LD Holdings)
LHFS	loans held for sale
LTV	loan-to-value
MBA	Mortgage Bankers Association
MBS	mortgage-backed securities
Mello	mello Holdings, LLC (direct wholly-owned subsidiary of LD Holdings)
MSR	mortgage servicing rights
RESPA	Real Estate Settlement Procedures Act
TBA MBS	to be announced mortgage-backed securities

Numerical figures included in this Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

All references to years in this prospectus, unless otherwise noted or indicated by the context, refer to our fiscal years, which end on December 31.

Item 1. Business

Our Company

We are a customer-centric, technology-empowered residential mortgage platform with a widely recognized consumer brand. We launched our business in 2010 to disrupt the legacy mortgage industry and make obtaining a mortgage a positive experience for consumers. We have built a leading technology platform, designed around the consumer that has redefined the mortgage process. Our digital-first approach has allowed us to become one of the fastest-growing, at-scale mortgage originators in the U.S. We are the second largest retail-focused non-bank mortgage originator and the fourth largest overall retail originator, according to Inside Mortgage Finance. For the year ended December 31, 2020, we generated $100.8 billion in originations (122% year-over-year growth), $4.3 billion in revenue (222% year-over-year growth), and $2.0 billion in net income.

Consumer-facing industries continue to be disrupted by technological innovation. The mortgage industry is no different with consumers expecting increased levels of convenience and speed. The residential mortgage market in the U.S. is massive—with approximately $11.1 trillion of mortgages outstanding as of December 31, 2020and is largely served by legacy mortgage originators, which require consumers to navigate time-consuming and paper-based processes to apply for and obtain mortgage loans. mello®, our proprietary end-to-end technology platform, combined with our differentiated data analytics capabilities and nationally recognized consumer brand, uniquely positions us to capitalize on the ongoing shift towards at-scale, digitally-enabled platforms.

Our innovative culture and contemporary consumer brand represent key differentiators for loanDepot. We have fostered an entrepreneurial mindset and relentlessly deliver an exceptional experience to our customers. Our guiding principle is to delight our customers by exceeding their expectations. Since the Company’s launch in 2010, we have invested over $1.3 billion in marketing and the promotion of our brand, and we believe there are significant barriers-to-entry in creating a brand comparable to ours. mello® drives streamlined customer experiences and operational efficiency throughout the entire lifecycle of a mortgage loan, including fully digital capabilities for customer acquisition, application, processing, and servicing. Our front-end interface is intuitive and user-friendly, driving high customer engagement and lower acquisition costs. mello® also powers our back-end technology, automating and streamlining numerous functions for our customers, team members and partners.

IPO and Reorganization

On February 11, 2021 we completed the IPO of 3,850,000 shares of Class A common stock, $0.001 par value per share, at an offering price of $14.00 per share, pursuant to a Registration Statement on Form S-1. We are a publicly traded company whose Class A common stock is traded on the New York Stock Exchange under the ticker symbol “LDI.”

Prior to the IPO, the Company completed a reorganization by which it changed its equity structure to create a single class of LLC Units in LD Holdings. Prior to that transaction, the capital structure consisted of different classes of membership interests held by certain members of LD Holdings (“Continuing LLC Members”). The LLC Units were then exchanged on a one-for-one basis for Holdco Units and Class C common stock. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.

Unless otherwise noted or indicated by the context, the term, the “Company,” refers (1) prior to the consummation of the IPO described above to LD Holdings and its consolidated subsidiaries, and (2) after the IPO and Reorganization described above to loanDepot, Inc. and its consolidated subsidiaries, including LD Holdings.

mello® Platform

We built mello®, our disruptive, proprietary, and innovative technology platform, from the ground up to function across all aspects of our business, including lead generation, originations, data integration, processing, closing, and servicing. mello® creates a simple and intuitive user interface on the front-end while also integrating data from our vendors and internal data sources, providing our business with optimal efficiency. Through the use of machine learning algorithms, mello® applies intelligent logic-based underwriting parameters to automatically determine and validate loans and reduce cycle times.

Differentiated Contact Strategy—Lead Generation and Customer-Specific Matching

Our marketing technology applications are designed to process leads from a variety of sources and intelligently score and route leads at high volumes in real-time. Our models analyze the propensity that a lead will result in a funding dictating the optimal marketing spend to maximize profitability of a lead. Our proprietary systems utilize a rich customer dataset and advanced algorithms to determine the most optimal loan products to offer a customer before making contact, matching the customer with a compatible mortgage professional based on capacity as well as the mortgage professional’s state licenses, product expertise, and other attributes. Our proprietary marketing technology, along with our differentiated strategy, maximizes consumer engagement and provides a significant competitive advantage in converting leads and reducing staff cost.

Streamlined Data Integration & Connectivity

Receiving and efficiently utilizing various forms and sources of data is a key function of mello®. Through it, our proprietary technology is designed to seamlessly integrate with leading technology partners. This allows us to optimize execution with real-time access to customer, credit, interest rate market, property and other data required to price, sell, and underwrite mortgages. We employ automated document and intelligent character recognition technology to transform documents into flexible and functional data attributes. These functions allow us to eliminate processes that would otherwise require time intensive and inefficient tasks from our team members. Our technology platform is fully integrated with our sales team providing enhanced efficiency for our team while also streamlining our back-end operations and infrastructure.

Intelligent Loan Underwriting & Funding

Our centralized and logic-intensive loan underwriting system utilizes machine learning algorithms to drive efficiencies in validating loan attributes to their program guidelines. Our system automatically creates underwriting conditions based on the selected loan program and known borrower circumstances, and interprets verified source data to streamline decision-making. This functionality not only streamlines loans that contain all their required validations, it also allows us to identify issues more quickly and accelerates our ability to communicate with our customers to request additional information. Simultaneously to applying underwriting criteria to applications, our underwriting system also facilitates automated quality and compliance audits.

Retail and Partner Strategies

We leverage our brand, technology and data to serve customers across our two interconnected strategies: Retail and Partner. Our Retail strategy focuses on directly reaching consumers through a combination of digital marketing and more than 2,300 digitally-empowered licensed mortgage professionals. In our Partner strategy, we have established deep relationships with mortgage brokers, realtors, joint ventures with home builders, and other referral partners. These partnerships are valuable origination sources with lower customer acquisition costs. Our technology is a key component of the value proposition to these partner relationships, allowing us to integrate directly into our partners’ native systems. We maintain integrated referral relationships with several leading brands, including a partnership with one of the 10 largest U.S. retail banks by total assets. During the year ended December 31, 2020, our Retail strategy produced 80% of our origination volume, with our Partner strategy representing the remaining 20%. Purchase originations represented 28% of total originations in 2020 and refinance originations represented the remaining 72%.

Our digital-first approach across our Retail and Partner strategies leverages the power of mello® to create a streamlined experience for consumers. Our predictive models route leads to the right loan officer at the right time to optimize the consumer’s experience and best serve their needs. Based on each consumer’s needs and preferences, leads are directed to in-house or in-market loan officers, team members at our centralized operations locations, or our digital self-service platform. Our in-market loan officers are able to leverage their long-term relationships as well as our proprietary mello® platform and loanDepot brand, driving improved profitability per loan officer.

Retail

Consumer Direct: We launched our first channel, consumer direct, in 2010 and have invested in technology and marketing capabilities to create a highly efficient origination platform. Our consumer direct platform leverages our centralized operations centers and proprietary algorithms to provide customers with a rate quote within seconds. Many of our customers choose to complete the mortgage application process themselves and are able to do so digitally with minimal or no human interaction. While customers are capable of end-to-end application processes completely online, we offer real-time assistance from our sales force when needed. Our consumer direct channel utilizes a proprietary algorithm to match leads with the sales force member best-suited for the customer’s needs and ensures that the sales force member has the appropriate licenses needed to process the application. Regardless of whether a customer prefers to apply themselves or with someone guiding them along the way, our consumer direct channel facilitates a streamlined and user-friendly experience. Mortgages originated through our digital marketing and call center operations tend to be predominantly refinance focused.

In-Market Loan Officers: We launched our in-market loan officer channel through our acquisition of imortgage in October 2013 and grew the channel through our acquisition of Mortgage Master in January 2015. We originate loans in this channel through our dedicated in-market loan officers across the United States. Our loan officers are responsible for sourcing, engaging, and maintaining local customer relationships through real estate agents, builders, and other contacts. Our loan officers thrive within our network as our technology platform also serves as a prioritization and potential lead generation tool for customers in their geographies. Our in-market loan officer network cultivates originations that have allowed us to develop deep, long-term relationships. This network of local mortgage professionals provides a steady stream of purchase originations for our platform and is highly complementary to our consumer direct channel, enabling us to satisfy customers both digitally, through our call center, or via in-person interactions.

Partner

Joint Ventures: We have established joint ventures with several industry partners, including national home builders and affinity partners. Our joint venture relationships serve to lower acquisitions costs compared to the consumer direct channel and yield an attractive margin to the business. Our relationship with home builders in this channel helps to deliver a high percentage of purchase originations to our platform.

Integrated Referral Partners: Through integrated referral partners, we are able to source originations directly through our partner’s existing customer interactions and user interface. These integrated referral sources allow us to expand our reach and provide our services to our partners’ large customer bases. We maintain integrated referral relationships with several leading brands, including a partnership with one of the 10 largest U.S. retail banks by total assets.

Wholesale: After proving the value of our differentiated model in Retail strategy, we expanded our services to an independent broker network. Our wholesale network utilizes the same infrastructure and technology that powers our Retail strategy to provide the same customer-centric approach to our independent broker’s customers. These broker partners leverage our platform to market products and assist customers throughout the loan application process. The wholesale channel operates as a business-to-business model providing industry-leading fulfillment services and trusts in our high quality of customer service. Applications submitted on behalf of a broker are uploaded to our underwriting system and processed with the same unrivaled efficiency that helped us gain an industry-leading net promoter score.

Products

We have a broad loan product suite including conventional agency-conforming loans, conventional prime jumbo loans, FHA & VA loans, and home equity loans.

i)Conventional Agency-Conforming loans: our conventional Agency-conforming loans meet the general underwriting guidelines established by Fannie Mae and Freddie Mac, and may be modified through special arrangements we have with both GSEs.
ii)Conventional prime jumbo loans: comprised of our proprietary “Jumbo Advantage” product, and other white label products, these loans generally conform to the underwriting guidelines of the GSEs but exceed the maximum loan size allowed for single unit properties.
iii)FHA & VA loans: FHA loans are federal assistance residential mortgage loans that insure the lender against default on the loan. VA loans are federal assistance residential mortgage loans for eligible U.S. veterans and their surviving spouses that are guaranteed against default by the U.S. government.

iv)Home equity loans: we originate certain home equity loans that are designed to provide homeowners access to efficient capital by accessing the equity that borrowers have accumulated in their homes.

Ancillary Business

Settlement Services. LDSS is our captive title and escrow business, which we acquired in 2016. Title insurance is one of the most significant pieces of a real estate transaction, with vast potential to be digitized and better integrated with our lending operation.

Real Estate Services. mello Home Services, LLC is our indirect wholly-owned captive real estate referral business started in 2018. A large portion of our purchase-oriented customer leads have not yet selected a realtor, thus affording us the opportunity to provide a more integrated customer service between the two key home-buying functions, as well as capture ancillary revenue in a RESPA-compliant manner.

Insurance Services. melloInsurance Services, LLC is our indirect wholly-owned captive insurance broker formed in 2019 to sell homeowners and other consumer insurance policies to loanDepot. Our purchase mortgage customers typically do not have a homeowners insurance quote when they apply for a loan with us, presenting the opportunity to offer the product with high capture rates. We launched melloInsurance Services in the third quarter of 2020.

Marketing Strategy

Our national brand along with our expertise in digital marketing, big data, and marketing analytics, not only drives new customer acquisition, but also maximizes retention and customer lifetime value. We leverage these capabilities to “recapture” existing customers for subsequent refinance and purchase transactions. Our recapture rates are among the highest in the industry. Our organic refinance consumer direct recapture rate for the year ended December 31, 2020 was 63%—highlighting the efficacy of our marketing efforts and the strength of our customer relationships. We define organic refinance consumer direct recapture rate as the total UPB of loans in our servicing book that are paid in full for purposes of refinancing the loan on the same property, with the Company acting as lender on both the existing and new loan, divided by the UPB of loans in our servicing book that paid in full for the purpose of refinancing the loan on the same property. This compares to an industry average retention rate of only 18% for the quarter ended December 31, 2020 according to Black Knight’s January 2021 Mortgage Monitor. The terms “recapture” and “retention” can be used synonymously by industry participants. In addition, we achieved an overall organic recapture rate of 57% for the year ended December 31, 2020. Our recapture originations have lower customer acquisition costs than originations to new customers, positively impacting our profit margins.

We engage in multiple targeted direct marketing strategies among our Retail and Partner strategies enhancing our customer acquisition effectiveness. We utilize online lead aggregators to acquire quality customer leads in bulk at attractive prices. Our organic digital marketing approach employ various digital strategies such as SEO, pay-per-click, banner advertising and organic content to generate organic online leads. We employ targeted direct marketing strategies including direct mailing to broaden our reach of consumers. In situations where we have an existing customer relationship, we use data-driven marketing campaigns to generate new business from customers in our servicing portfolio. We are also able to leverage our mortgage professionals’ and partners’ existing and newly-developed relationships with customers and referral partners to generate origination volume.

Servicing

Prior to 2012, we sold substantially all the MSRs associated with our residential mortgage loan products. In 2012, we began to retain a portion of this servicing in order to complement our origination business. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with state and federal regulations.

Since beginning to retain substantial balances of MSRs in 2012, our retention strategy has changed based on market conditions and internal financial policy. For the years ended December 31, 2020 and December 31, 2019 we have retained servicing rights on 89% and 47% of loans sold, respectively. We service loans on behalf of investors or owners of the underlying mortgages, and because we do not generally hold loans for investment purposes, our loss exposure is limited to investor guidelines regarding the servicing of delinquent loans.

As of December 31, 2020, we serviced $102.9 billion in UPB of residential mortgage loans for more than 342,000 of our customers. As of December 31, 2020, our $102.9 billion in servicing UPB was comprised of 72% conventional and 28% government; 85% of our owned MSR portfolio was associated with FICO scores above 680.

We currently engage third parties as sub-servicers, which allows us to generate revenue in an operationally efficient manner while fulfilling our primary objective of maintaining ongoing relationships with our customers, and was advantageous in terms of managing start-up costs associated with the segment. We are currently developing a proprietary mortgage servicing platform and we intend to transition all of our servicing to our own proprietary platform.

In addition to fees we earn from servicing the loans, we also derive value from the ability to “recapture” the subsequent refinance or purchase mortgage business of borrowers in the servicing portfolio. The value of the recapture business is comprised of both the gain on sale revenue from the new origination, which is also achieved with significantly reduced marketing expenses compared to a non-recapture unit, as well as the avoidance of the reduction in the balance of the servicing portfolio that would otherwise occur.

Risk Management

Our experienced, cycle-proven management team understands the importance of risk management to ensure business continuity over time, employing a rigid and technically-derived set of principles and policies to guide their decision making and strategy with respect to the company’s financial affairs. Our risk management objectives include maintaining adequate capital to satisfy our internal, regulatory and agency requirements, holding adequate liquidity to fund our business through both normal and stressed environments, mitigating credit risk exposure, and managing towards attractive long-term risk-adjusted returns on capital.

As part of our risk management practices, we proactively hedge the interest rate risk on our MSR portfolio. Derivative instruments utilized by the Company primarily include forward sales contracts, put options on treasuries, and interest rate swap futures. Our dedicated capital markets team has significant experience with residential mortgage loan products. Consisting of over 200 team members as of December 31, 2020, the team actively manages the pooling and sale of loans into the secondary market as well as hedging of the company’s whole-loans, origination pipeline and MSRs.

Liquidity is very important to the overall success of our business and is primarily managed by our treasury and capital markets teams. We have historically maintained liquidity levels that are designed to allow us to fund our loan origination business, manage our day-to-day operations and protect us against foreseeable market risks. Our sources of liquidity include loan funding warehouse facilities, MSR facilities, off-balance sheet gestation facilities, as well as cash on hand. As of December 31, 2020, we had $284.2 million of cash and cash equivalent, along with $8.1 billion of loan funding capacity across 14 credit facilities, of which $6.6 billion was outstanding. Our $8.1 billion loan funding capacity was comprised of $7.0 billion with maturities staggered throughout 2021, $600.0 million maturing in 2022 and $500.0 million maturing in 2023. Of our $8.1 billion loan funding capacity, 21% of our facilities have original maturity dates of two years or longer, which reduces the risk of refinancing.

Mortgage Market

According to the Federal Reserve, residential mortgages represent the largest segment of the broader U.S. consumer finance market. According to the Mortgage Bankers Association (the “MBA”), there was approximately $11.1 trillion of residential mortgage debt outstanding in the U.S. as of December 31, 2020, which is forecasted to increase to $12.4 trillion by the end of 2022.

Our Infrastructure Compliance

We operate within a complex area of the financial services industry, and our business requires a significant compliance and regulatory infrastructure. Since launching our business in 2010, we have developed an operating platform designed to meet the needs of today’s compliance and regulatory environment. We leverage our proprietary technology and automated systems which are designed to ensure that all processes operate in a compliant manner. We believe our use of innovative, purpose-built technology helps reduce errors and ensures standardized compliant processes.

We employ an in-house team of lawyers and other professionals dedicated to legal, regulatory and compliance related matters. Our compliance functions sit independently of our production operations from a reporting perspective, which allows for autonomy. However, our compliance department also works alongside the production areas of our organization on a day-to-day basis, which enables our compliance function and business units to collaborate and work more efficiently. We regularly and proactively engage with our regulators to stay ahead of regulatory trends. In addition, we utilize third-party verification and internal audit procedures to ensure compliance on fundamental issues. We view our infrastructure and culture of compliance to be a competitive advantage, as it enables us to leverage our platform and rapidly scale our business while minimizing, as much as possible, compliance risk.

Competition

As a technology-enabled platform that provides multiple mortgage loan and real estate services products, we compete with other lenders and market participants across a variety of industry segments, including banks and other “originate-to-hold” lenders, non-bank lenders, and other financial institutions, as well as traditional and technology-oriented platforms across the broader real estate and mortgage industry.

We believe that the principal factors that generally determine competitive advantage within our market include:

•ease and quickness of the loan application, underwriting and approval processes;
•overall customer experience, including transparency throughout each step of the transaction;
•brand recognition and trust;
•product selection; and
•effectiveness of customer acquisition.

We believe we compete favorably on the basis of our proprietary technology, diversified customer acquisition model and origination channels, scale, brand, and broad suite of products. We have significantly increased our originations market share from 1.0% in 2014 to 2.7% for the year ended December 31, 2020 and our strong consumer brand and proprietary technology platform have positioned us to continue gaining additional share.

Supervision and Regulation

We describe below the material elements of the regulatory and supervisory framework applicable to us. Statutes, regulations and policies that affect mortgage lending and servicing are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory and supervisory framework applicable to originators, lenders and facilitators in the mortgage loan markets is generally intended to protect consumers and not investors in such companies.

Supervision and Enforcement

Because we are not a depository institution, we generally do not benefit from federal preemption of state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, we must comply with state licensing requirements in all of the states in which we conduct business. We are licensed as a loan originator in all 50 states and the District of Columbia and also are licensed as a loan servicer and loan broker in a number of states and jurisdictions in which such licenses are required. We are also subject to an extensive framework of state laws in the jurisdictions in which we do business, and to periodic audits and examinations conducted by the state regulators to ensure compliance with those laws. From time to time, we receive requests from state regulators and other agencies for records, documents and information regarding our policies, procedures and practices related to our loan origination, loan facilitation, loan servicing and debt collection operations. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities.

We are also subject to supervision and enforcement activity by federal government entities. Under the Dodd-Frank Act, the CFPB was established in 2011 to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB has broad supervisory and enforcement powers with regard to nonbanking companies, such as us, that engage in the origination and servicing of mortgage loans. As an approved originator and servicer of loans that are guaranteed by FHA and VA and loans that are sold to Fannie Mae and Freddie Mac, our operations also may be reviewed by these, and other, entities with whom we do business. We are also subject to oversight by the Federal Trade Commission, HUD and FHFA.

Federal, State and Local Regulation

Our business is highly regulated. Regulatory and legal requirements are subject to change and may become more restrictive, making our compliance more complex or expensive or otherwise restricting our ability to conduct our business as it is now conducted. Changes in these regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition, liquidity and results of operations. We are subject to extensive federal laws and regulations as well as to numerous state-specific laws and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business.

The U.S. federal, state and local laws, rules and regulations to which we are subject, among other things:

•limit certain practices related to loan officer compensation;
•impose licensing obligations and financial requirements on us;
•limit the interest rates, finance charges and other fees that we may charge or pay;
•regulate the use of credit reports and the reporting of credit information;
•impose underwriting requirements;
•mandate disclosures and notices to consumers;
•mandate maintenance and retention of loan records;
•mandate the collection and reporting of statistical data regarding applications for, originations of and purchases of mortgage loans;
•regulate any direct consumer marketing techniques and practices;
•require us to safeguard public and non-public information about our customers and regulate the sharing of such non-public personal information with third parties and affiliates;
•regulate our privacy and cybersecurity obligations;
•regulate our servicing practices, including but not limited to collection and foreclosure practices, the manner and timing for responding to consumer complaints, and the administration of escrow accounts;
•require us to take precautions against money-laundering and doing business with certain government-designated parties, such as suspected terrorists and parties engaged in narcotics trafficking;
•regulate the method by which appraisals are ordered and reviewed and our interaction with appraisers; and
•mandate the terms and conditions under which we must offer and approve loan modification programs for our servicing customers.
In particular, we are required to comply with:
•Title V of the GLBA and Regulation P, which requires initial and periodic communication with consumers on privacy matters and the maintenance of privacy regarding certain consumer data in our possession;
•the Fair Debt Collection Practices Act (“FDCPA”), which regulates the timing and content of communications on debt collections;
•the TILA and Regulation Z, which, in conjunction with the RESPA under the TILA-RESPA Integrated Disclosure Rule, require certain disclosures be made to mortgagors regarding terms of mortgage financing, including but not limited to information designed to promote consumer understanding of the cost of a loan, expressed in terms of an annual percentage rate, and other credit terms including the disclosure of the number, amount and due dates or periods of scheduled repayments; TILA and Regulation Z also include the rules on loan officer compensation, require special disclosures and treatment for certain high-cost loans, require certain disclosures in connection with the servicing, assumption or refinancing of mortgage loans, provide for consumers’ right to rescind loans under certain circumstances, contain rules with respect to the ordering and review of appraisals and interaction with appraisers, and provide rules requiring a determination of the consumer’s ability to repay certain mortgage loans and providing either a safe harbor or rebuttable presumption of compliance for certain qualified mortgage loans;
•the FCRA and Regulation V, which collectively regulate the use and reporting of information related to the credit history of consumers and provides a national legal standard for lenders in sharing information with affiliates and certain third parties and in providing firm offers of credit to consumers;
•the ECOA and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit and requires that in certain circumstances, creditors provide appraisal-related disclosures and copies of appraisals to borrowers;

•the Homeowners Protection Act, which requires the cancellation of mortgage insurance once certain equity levels are reached;
•the Home Mortgage Disclosure Act and Regulation C, which require public reporting of certain loan data;
•the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
•the SCRA, which provides certain legal protections and relief to members of the military;
•RESPA and Regulation X, which governs the actions of servicers related to escrow accounts, transfers, and other customer communications, and prohibits certain practices, such as giving or accepting a fee, kickback, or anything of value in exchange for referrals of settlement service business;
•Regulation AB under the Securities Act, which requires registration, reporting and disclosure for MBS;
•the Secure and Fair Enforcement for Mortgage Licensing Act, commonly known as the SAFE Act, which is designed to enhance consumer protection and reduce fraud by requiring states to establish minimum standards for the licensing and registration of state licensed mortgage loan originators;
•the CCPA, which provides California consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers;
•the Telephone Consumer Protection Act, which prohibits telemarketers, banks, debt collectors, and other companies from using an automatic dialer or robocalls to call people either at home or on their cell phones without their consent;
•Dodd-Frank Act provisions prohibiting unfair, deceptive or abusive acts or practices; and
•certain other provisions of the Dodd-Frank Act, which, as discussed elsewhere, is extensive in scope and authorizes the CFPB to engage in rulemaking activity and to enforce compliance with federal consumer financial laws, including TILA, RESPA, and the FDCPA.

In addition, various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. HOEPA, which amended TILA, in particular prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. The Dodd-Frank Act amended HOEPA to enhance its protections. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. Also, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgaged-related assets, could subject us, as a servicer or as an assignee or purchaser, in the case of acquired loans, to monetary penalties and could result in the borrowers rescinding the affected residential loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially and adversely impact our results of operations, financial condition and business.

We are subject to compliance with the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (commonly known as the PATRIOT Act), which is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts, and are required to establish anti-money laundering programs and file suspicious activity reports under the Bank Secrecy Act of 1970.

Some states have special rules that govern mortgage loan servicing practices, such as California’s Homeowner’s Bill or Rights. Failure to comply with these rules can result in delays or rescission of foreclosure, and subject the servicer to penalties and damages.

Other Laws

We are subject to various other laws, including employment laws related to hiring practices and termination of employees, health and safety laws, environmental laws and other federal, state and local laws in the jurisdictions in which we operate.

Human Capital

Our People As of December 31, 2020, we had 9,892 employees, all of whom are based in the United States. As of December 31, 2020, we also employed 1,871 full-time contractors. None of our employees are represented by a labor union and we consider our employee relations to be good.

Diversity & Inclusion We achieve success by serving a diverse customer base and recruiting employees of all backgrounds and from across the globe. We believe diversity & inclusion to be essential to our success and remain committed to maintaining such a focus in our hiring and retention efforts. In order to successfully achieve these goals we have worked to educate employees and leadership on these essential topics. Our efforts include mandated harassment prevention training for employees and managers that meet the guidelines of various state requirements in which we operate. In addition, all newly hired or promoted managers are invited to manager sessions that incorporate a few of our core values including, ethics and integrity, taking care of our people, and excellence.

Training and Development Our business relies on delighting our customers with a seamless mortgage experience. To do this successfully requires that our employees are armed with best-in-class training and development. We thoroughly support our people with a significant amount of ongoing education and proficiency resources. We also operate in highly regulated areas that are subject to licensing requirements, so we offer a robust onboarding training for existing mortgage professionals who join our team. Additionally, we have developed our own new-to-industry training programs that help us scale production roles at the speed of business needs. This is a complete program that escorts an employee from a starting point in lending to their career as a fully licensed professional.

Available Information

loanDepot files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission ("SEC"). Any document loanDepot files may be inspected, without charge, at the SEC's website at http://www.sec.gov. Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through our corporate website at www.investors.loandepot.com, loanDepot provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable, where they can be reviewed without charge. The information found on our website is not a part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

An investment in our Class A Common Stock involves risk. You should carefully consider the following risks as well as the other information included in this annual report on Form 10-K and the information incorporated by reference herein before investing in our Class A Common Stock. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. In such a case, the trading price of the Class A Common Stock could decline and you may lose all or part of your investment in our company. Certain statements below are forward-looking statements. See the information included under the heading "Cautionary Statement Regarding Forward-Looking Information" included elsewhere in this annual report on Form 10-K.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock:
•the COVID-19 pandemic;
•our recent rapid growth;
•our ability to continue to grow our loan production volume;
•the market’s acceptance of our new products and enhancements;
•our ability to identify necessary and appropriate information technology system improvements;
•our ability to successfully hedge changes in interest rates;
•our ability to maintain our relationships with our subservicers;
•challenges to the MERS system;
•errors in our management’s estimates and judgment decisions in connection with matters that are inherently uncertain, such as fair value determinations;
•the occurrence of a data breach or other failure of our cybersecurity;
•the outcome of legal proceedings to which we are a party;
•our home loan origination revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions;
•changes in federal, state and local laws, as well as changes in regulatory enforcement policies and priorities;
•the multi-class structure of our common stock may adversely affect the trading market for our Class A Common Stock and will limit or preclude your ability to influence corporate matters;
•our status as a “controlled company” and ability to rely on exemptions from certain corporate governance requirements;
•certain provisions in our certificate of incorporation and our by-laws that may delay or prevent a change of control; and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

Risks Related to the COVID-19 Outbreak

The COVID-19 pandemic poses unique challenges to our business and the effects of the pandemic could adversely impact our ability to originate mortgages, our servicing operations, our liquidity and our employees.

The COVID-19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. While the full extent of the pandemic’s effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, we expect that the pandemic and governmental programs created as a response to the pandemic, will continue to affect certain aspects of our business, including the origination of mortgages, our servicing operations, our liquidity and our employees. Although the impact of COVID-19 on our business has been immaterial so far, such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operation.

Our origination of mortgages business was immaterially impacted at the outset of the COVID-19 pandemic. However, future growth is uncertain. If the COVID-19 pandemic leads to a prolonged economic downturn with sustained high unemployment rates, we anticipate that the number of real estate transactions will decrease. Any such slowdown may materially impact the number and volume of mortgages we originate.

Our liquidity may be adversely affected by the COVID-19 pandemic. We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities. Given the broad impact of the COVID-19 pandemic on the financial markets, our future ability to borrow money to fund our current and future loan production is unknown. Our mortgage origination liquidity could also be affected as our lenders reassess their exposure to the mortgage origination industry and either curtail access to uncommitted warehouse lines capacity or impose higher costs to access such capacity. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market. Even if such demand exists, we face a substantially higher repurchase risk as a result of the COVID-19 pandemic stemming from our clients’ inability to repay the underlying loans.

It is possible that the COVID-19 pandemic may affect the productivity of our employees. As a result of the pandemic, in March 2020, we transitioned to a remote working environment for the substantial majority of our employees. While our employees have transitioned effectively to working from home, over time such remote operations may decrease the cohesiveness of our employees and our ability to maintain our culture, both of which are integral to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new employees and to retain existing employees.

To the extent the COVID-19 pandemic adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this section.

The executive, legislative and regulatory reaction to COVID-19, including the passage of the CARES Act, poses new and quickly evolving compliance obligations on our business, and we may experience unfavorable changes in, or failure to comply with, existing or future regulations and laws adopted in response to COVID-19.

Due to the unprecedented pause of major sectors of the U.S. economy from COVID-19, numerous states and the federal government adopted measures requiring mortgage servicers to work with consumers negatively impacted by COVID-19. The CARES Act imposes several new compliance obligations on our mortgage servicing activities, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions and late fee assessments. Many states have taken similar measures to provide mortgage payment and other relief to consumers. Nevertheless, servicers of mortgage loans are contractually bound to advance monthly payments to investors, insurers and taxing authorities regardless of whether the borrower actually makes those payments. We expect that such payments may continue to increase throughout the duration of the pandemic. While Fannie Mae and Freddie Mac recently issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income will not repay the forborne payments at the end of the forbearance period. Additionally, we are prohibited from collecting certain servicing related fees, such as late fees, and initiating foreclosure proceedings. However, there is no assurance that we will be successful in doing so in the coming months and we will ultimately have to replace such funds to make payments in respect of such prepayments and mortgage payoffs. As a result, we may have to use cash on hand, including borrowings under our debt obligations to make required payments.

With the urgency to help consumers, the expedient passage of the CARES Act increases the likelihood of unintended consequences from the legislation. An example of such unintended consequences is the liquidity pressure placed on mortgage servicers given our contractual obligation to continue to advance payments to investors on loans in forbearance where consumers are not making their typical monthly mortgage payments. Moreover, certain provisions of the CARES Act are subject to interpretation given the existing ambiguities in the legislation, which creates class action and other litigation risk.

Although much of the executive, legislative and regulatory actions stemming from the COVID-19 pandemic that affect our business are servicing-centric, regulators are also adjusting compliance obligations impacting our mortgage origination activities. Many states have adopted temporary measures allowing for otherwise prohibited remote mortgage loan origination activities. While these temporary measures allow us to continue to do business remotely, they impose notice, procedural, and other compliance obligations on our origination activity.

Federal, state, and local executive, legislative and regulatory responses to the COVID-19 pandemic are rapidly evolving, not consistent in scope or application, and subject to change without advance notice. Such efforts may impose additional compliance obligations, which may negatively impact our mortgage origination and servicing business. Any additional legal or regulatory responses to the COVID-19 pandemic may unfavorably restrict our business operations, alter our established business practices, and otherwise raise our compliance costs.

The current COVID-19 pandemic has increased the risk that mortgage loan servicers will be unable to foreclose upon delinquent borrowers in a timely manner.

On March 27, 2020 former President Trump signed the CARES Act into law. The law includes important, immediate protections for tenants and homeowners. In addition, states and local governments have enacted similar protections for tenants and homeowners. The law included an eviction moratorium that restricts lessors of “covered properties” from filing new eviction actions for non-payment of rent, and also prohibits charging fees, penalties, or other charges to the tenant related to such nonpayment of rent. The federal moratorium also provides that a lessor (of a covered property) may not evict a tenant after the moratorium expires except on 30 days’ notice—which may not be given until after the moratorium period. The eviction moratorium applies to “covered dwellings,” which includes those dwellings on or in “covered properties.” The federal moratorium defines a “covered property” as a property that has a federally backed mortgage loan; or has a federally backed multifamily mortgage loan. The federal eviction moratorium took effect on March 27, 2020 and expired 120 days later. State and local governments have also enacted their own moratoriums on evictions. Some of these moratoriums bar evictions during the “emergency period,” the definition of which can vary based on the city or county. The GSE’s and HUD have also extended their eviction moratoriums through the end of the year, and further extensions are possible. Additionally, the law includes provisions restricting the ability of lenders to foreclose on properties for certain periods of time.

While the CFPB recently announced its flexible supervisory and enforcement approach during the COVID-19 pandemic on certain consumer communications required by the mortgage servicing rules, managing to the CFPB’s loss mitigation rules with mounting CARES Act forbearance requests is particularly challenging. The intersection of the CFPB’s mortgage servicing rules and the COVID-19 pandemic is evolving and will pose new challenges to the servicing industry. The CFPB’s recent publication of COVID-19-related FAQs did not resolve potential conflicts between the CARES Act and the Fair Credit Reporting Act with respect to reporting of consumer credit information mandated by the Fair Credit Reporting Act. There are conflicting interpretations of the CARES Act amendment of the Fair Credit Reporting Act with regards to delinquent loans entering a forbearance.

Risks Related to our Growth Strategy

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our operational, administrative and financial resources.

Our substantial growth in loan production and the servicing portfolio has caused, and if it continues will continue to cause, significant demands on our operational, legal, and accounting infrastructure, and will result in increased expenses. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the lending markets and legal, accounting and regulatory developments relating to all of our existing and projected business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges in:

•securing funding to maintain our operations and future growth;
•maintaining and improving our loan retention and recapture rates;
•maintaining and scaling adequate financial, business and risk controls;
•implementing new or updated information and financial systems and procedures;

•training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis;
•navigating complex and evolving regulatory and competitive environments;
•increasing and maintaining the number of borrowers utilizing our products and services;
•increasing the volume of loans originated and facilitated through us;
•entering into new markets and introducing new products;
•continuing to develop, maintain and scale our platform;
•effectively using limited personnel and technology resources;
•effectively maintaining and scaling our financial and risk management controls and procedures;
•maintaining the security of our platform, systems and infrastructure and the confidentiality of the information (including personally identifiable information) provided and utilized across our platform; and
•attracting, integrating and retaining an appropriate number of qualified employees.

We may not be able to manage our expanding operations effectively and we may not be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

We may not be able to continue to grow our loan production volume, which could negatively affect our business, financial condition and results of operations.

Our loan originations, particularly our refinance mortgage loan volume, are dependent on interest rates and are expected to decline if interest rates increase. Our loan origination activities are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, slow growth in the level of new home purchase activity or reductions in the overall level of refinancing activity can impact our ability to continue to grow our loan origination volume, and we may be forced to accept lower margins in order to continue to compete and keep our volume of activity consistent with past or projected levels.

Our mortgage loan originations also depend on the referral-driven nature of the mortgage loan industry. The origination of purchase money mortgage loans is greatly influenced by traditional market participants in the home buying process such as real estate agents and builders. As a result, our ability to maintain existing, and secure new, relationships with such traditional market participants will influence our ability to grow our purchase money mortgage loan volume and, thus, our mobile and local retail originations business. Regulatory developments also limit our ability to enter into marketing services agreements with referral sources, which could adversely impact us. In addition, we will need to convert leads regarding prospective borrowers into funded loans and that depends on the pricing that we will be able to offer relative to the pricing of our competitors and our ability to process, underwrite and close loans on a timely basis. Institutions that compete with us in this regard may have significantly greater access to capital or resources than we do, which may give them the benefit of a lower cost of operations.

If new products and enhancements do not achieve sufficient market acceptance, our financial results and competitive position will be harmed.

We have derived substantially all of our revenue from originating, selling and servicing traditional mortgage loans. Efforts to expand into new consumer products, such as insurance, real estate services, or other products consistent with our business purpose, may not succeed and may reduce expected revenue growth. Furthermore, we incur expenses and expend resources upfront to develop, acquire and market new products and platform enhancements to incorporate additional features, improve functionality or otherwise make our products more desirable to consumers. While we continue to manage a servicing portfolio of personal loans, we stopped accepting new loan applications for personal loans in the fourth quarter of 2018. New products must achieve high levels of market acceptance in order for us to recoup our investment in developing and bringing them to market. If we are unable to grow our revenues or if our margins become compressed, then our business, financial condition and results of operations could be adversely affected.

Recently launched and future products could fail to attain sufficient market acceptance for many reasons, including:

•our failure to predict market demand accurately or to supply products that meet market demand in a timely fashion;
•negative publicity about our products’ performance or effectiveness or our customer experience;
•our ability to obtain financing sources to support such products;
•regulatory hurdles;

•delays in releasing the new products to market; and
•the introduction or anticipated introduction of competing products by our competitors.

If our new and recently launched products do not achieve adequate acceptance in the market, our competitive position, revenue and operating results could be harmed. The adverse effect on our financial results may be particularly acute because of the significant development, marketing, sales and other expenses we will have incurred in connection with the new products or enhancements before such products or enhancements generate sufficient revenue. Further, the failure of certain technological enhancements to reduce our cost of production could have an adverse effect on our business, financial position and results of operations.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

We rely on our proprietary technology to make our platform available to clients, evaluate loan applicants and service loans. In addition, we may increasingly rely on technological innovation as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and lending processes. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior client experience, the demand for our products and services may decrease and our growth and operations may be harmed.

All of our loan distribution channels are dependent upon technological advancement, such as our ability to process applications over the internet, accept electronic signatures, provide process status updates instantly and other conveniences expected by borrowers and counterparties. We must ensure that our technology facilitates a borrower experience that equals or exceeds the borrower experience provided by our competitors. Maintaining and improving this technology will require significant capital expenditures. To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase. Additionally, new technologies and technological solutions are continually being released. As such, it is difficult to predict the problems we may encounter in improving our technologies’ functionality. There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. Additionally, if we fail to develop our technologies to respond to technological developments and changing borrower needs in a cost-effective manner, or fail to acquire, integrate or interface with third-party technologies effectively, we may experience disruptions in our operations, lose market share or incur substantial costs. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive and any failure to do so could adversely affect our business, financial condition and results of operations.

If we fail to promote and maintain our brands in a cost-effective manner, or if we experience negative publicity, we may lose market share and our revenue may decrease.

We believe that developing and maintaining awareness of our brands in a cost-effective manner is critical to attracting new and retaining existing consumers. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and the experience of our consumers. Our efforts to build our brands have involved significant expense, and our future marketing efforts will require us to maintain or incur significant additional expense. These brand promotion activities may not result in increased revenue and, even if they do, any increases may not offset the expenses incurred. If we fail to successfully promote and maintain our brands or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may lose our existing consumers to our competitors or be unable to attract new consumers.

Additionally, reputational risk, or the risk to our business, results of operation and financial condition from negative public opinion, is inherent in our business. Negative public opinion can result from actual or alleged conduct by our employees or representatives in any number of activities, including lending and debt collection practices, marketing and promotion practices, corporate governance and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not.

In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on non-bank lenders. If the negative characterization of independent mortgage loan originators becomes increasingly accepted by consumers, demand for any or all of our mortgage loan products could significantly decrease.

Additionally, if the negative characterization of independent mortgage loan originators is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations applicable to mortgage loan products.

In addition, our ability to attract and retain customers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to isolated incidents or to practices not specific to the origination or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential customers. In turn, this could decrease the demand for our products, increase regulatory scrutiny and detrimentally effect our business.

We may grow by making acquisitions, and we may not be able to identify or consummate acquisitions or otherwise manage our growth effectively.

Part of our growth strategy has included acquisitions, and we may acquire additional companies or businesses. We may not be successful in identifying origination platforms or businesses, or other businesses that meet our acquisition criteria in the future. In addition, even after a potential acquisition target has been identified, we may not be successful in completing or integrating the acquisition. We face significant competition for attractive acquisition opportunities from other well-capitalized companies, many of which have greater financial resources and a greater access to debt and equity capital to secure and complete acquisitions than we do. As a result of such competition, we may be unable to acquire certain assets or businesses that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could impede our growth.

There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. Furthermore, we may be responsible for any legacy liabilities of businesses we acquire. The existence or amount of these liabilities may not be known at the time of acquisition and may have a material adverse effect on our consolidated financial position, results of operations or cash flow.

In order to be able to maintain or grow our servicing business, our servicing rights must be replaced as the loans that we service are repaid or refinanced, and if our loan business loses market share, our servicing business would also be impacted.

Our servicing portfolio, including both our mortgage loans and personal loans portfolios, are subject to “run-off,” meaning that loans serviced by us, as applicable, may be repaid at maturity, prepaid prior to maturity, refinanced with a loan not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to originate loans with respect to which we retain the servicing rights.

If our mortgage loan business loses market share, or if the volume of mortgage loan originations otherwise decreases or if the mortgage loans underlying our servicing portfolio are repaid or refinanced at a faster pace, we may not be able to maintain or grow the size of our servicing portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Risk Management Efforts and Operations

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.

Our profitability is directly affected by the level of, and changes in, interest rates. The market value of closed LHFS and IRLCs generally decline as interest rates rise and increase when interest rates fall. Changes in interest rates could also lead to increased prepayment rates, which could materially and adversely affect the value of our MSRs. Historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates and have decreased when interest rates decline as lower interest rates lead to increased prepayment rates. As a result, large moves and substantial volatility in interest rates materially affect our consolidated financial position, results of operations and cash flows.

We employ various economic hedging strategies that utilize derivative instruments to mitigate the interest rate and fall-out risks that are inherent in many of our assets, including our IRLCs, our LHFS and our MSRs. Our derivative instruments, which currently consist of IRLCs, forward sales contracts, interest rate swap futures, and put options on treasuries are accounted for as free-standing derivatives and are included on our consolidated balance sheet at fair market value. Our operating results may suffer because the losses on the derivatives we enter into may not be offset by a change in the fair value of the related hedged transaction.

Our hedging strategies may also require us to post cash or collateral margin to our hedging counterparties. The level of cash or collateral that is required to be posted is largely driven by the mark to market of our derivative instruments. The exchange of margin with our hedging counterparties could under certain market conditions, adversely affect our short-term liquidity position.

Some of our derivatives (forward sales contracts and to be announced mortgage-backed-securities, “TBA MBS”) are not traded on a regulated exchange with a central clearinghouse that determines the margin requirements and offers protection against a lack of performance by individual market participants. This exposes us to the risk that a counterparty may not be able to post margin or otherwise perform on the terms of the contract. This failure could adversely affect our liquidity position and have a material adverse effect on our financial position, results of operations or cash flows.

Our hedging activities in the future may include entering into interest rate swaps and/or purchasing caps and floors. Our hedging decisions in the future will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. Moreover, our hedging strategies may not be effective in mitigating the risks related to changes in interest rates and could affect our profitability and financial condition. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses.

We rely on internal models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable and/or valid results.

We make significant use of business and financial models in connection with our proprietary technology to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit and other market risks. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions, pricing and products. If these models are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected.

We build these models using historical data and our assumptions about factors such as future mortgage loan demand, default rates, home price trends and other factors that may overstate or understate future experience. Our assumptions may be inaccurate and our models may not be as predictive as expected for many reasons, including the fact that they often involve matters that are inherently beyond our control and difficult to predict, such as macroeconomic conditions, and that they often involve complex interactions between a number of variables and factors.

Our models could produce unreliable results for a variety of reasons, including but not limited to, the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models, or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as was the case from 2008-2010 or during the present COVID-19 pandemic.

We continue to monitor the markets and make necessary adjustments to our models and apply appropriate management judgment in the interpretation and adjustment of the results produced by our models. This process takes into account updated information while maintaining controlled processes for model updates, including model development, testing, independent validation and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

The geographic concentration of our loan originations may adversely affect our retail lending business, which would adversely affect our financial condition and results of operations.

A substantial portion of our aggregate mortgage loan origination is secured by properties concentrated in the states of California, Florida, Texas and New York, and properties securing a substantial portion of our outstanding UPB of mortgage loan servicing rights portfolio are located in California, Texas, Florida, and New York. During the global financial crisis of 2007-2008 (the “Financial Crisis”), the states of California and Florida experienced severe declines in property values and a disproportionately high rate of delinquencies and foreclosures relative to other states. To the extent that the states of California, Florida, Texas, and New York experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans that we service in those states may decrease the value of our servicing rights and adversely affect our retail lending business. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could materially adversely affect our business, financial condition and results of operations.

We may be required to indemnify the purchasers of loans that we originate (including securitization trusts), or repurchase those loans, if those loans fail to meet certain criteria or characteristics or under other circumstances.

Our contracts with purchasers of mortgage loans that we originate, including the GSEs and other financial institutions that purchase mortgage loans for investor or private label securitization, and the agreements for securitization transactions for which we act as the securitizer, contain provisions that require us to indemnify the related securitization trust or the purchaser of the mortgage loans or to repurchase the mortgage loans under certain circumstances. We also pool FHA-insured and VA-guaranteed mortgage loans, which back securities guaranteed by Ginnie Mae. While our contracts vary, they generally contain provisions that require us to indemnify these parties, or repurchase these mortgage loans, if:

•our representations and warranties concerning mortgage loan quality and mortgage loan characteristics are inaccurate or are otherwise breached and not remedied within any applicable cure period (usually 90 days or less) after we receive notice of the breach;
•we fail to secure adequate mortgage insurance within a certain period after closing of the applicable mortgage loan;
•a mortgage insurance provider denies coverage;
•if the borrower defaults on the on the loan payments within a contractually defined period (early payment default);
•if the borrower prepays the mortgage loan within a contractually defined period (early payoff); or
•the mortgage loans fail to comply with underwriting or regulatory requirements.

We believe that, as a result of the current market environment, many purchasers of mortgage loans are particularly aware of the conditions under which mortgage loan originators or sellers must indemnify them against losses related to purchased mortgage loans, or repurchase those mortgage loans, and would benefit from enforcing any repurchase remedies they may have.

Repurchased loans typically can only be resold at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the UPB. To recognize these potential indemnification and repurchase losses, we have recorded estimated loan repurchase reserves of $33.6 million and $17.7 million at December 31, 2020 and 2019, respectively. Our liability for repurchase losses is assessed quarterly. Although not all mortgage loans repurchased are in arrears or default, as a practical matter most have been. Factors that we consider in evaluating our reserve for such losses include default expectations, expected investor repurchase demands (influenced by, among other things, current and expected mortgage loan file requests and mortgage loan insurance rescission notices) and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the mortgage loan satisfies the investor’s applicable representations and warranties), reimbursement by third-party originators and projected loss severity. Also, although we re-evaluate our reserves for repurchase losses each quarter, evaluations of that sort necessarily are estimates and there remains a risk that the reserves will not be adequate.

Additionally, if home values decrease, our realized mortgage loan losses from mortgage loan indemnifications and repurchases may increase. As such, our indemnification and repurchase costs may increase beyond our current expectations. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Loan repurchase reserve.” If we are required to indemnify the GSEs or other purchasers against loan losses, or repurchase loans, that result in losses that exceed our reserve, this could materially adversely affect our business, financial condition and results of operations.

Additionally, we may not be able to recover amounts from some third parties, such as brokers through our wholesale channel, from whom we may seek indemnification or against whom we may assert a loan repurchase demand in connection with a breach of a representation or warranty due to financial difficulties or otherwise. As a result, we are exposed to counterparty risk in the event of non-performance by counterparties to our various contracts, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, which could result in substantial losses for which we may not have insurance coverage.

If the value of the collateral underlying certain of our loan funding facilities decreases, we could be required to satisfy a margin call, and an unanticipated margin call could have a material adverse effect on our liquidity.

Certain of our loan funding and MSR-backed facilities are subject to margin calls based on the lender’s opinion of the value of the loan collateral securing such financing. In addition, certain of our hedges related to newly originated mortgages are also subject to margin calls. A margin call would require us to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material adverse effect on our liquidity. As a result of the change in the interest rate market due to COVID-19, we have faced some margin calls on hedges. To date these calls have not been material but if the interest rate market continues to be significantly impacted by COVID-19, we could face additional margin calls that could impact our liquidity.

Our servicing rights are highly volatile assets with continually changing values, and these changes in value, or inaccuracies in our estimates of their value, could adversely affect our financial condition and results of operations.

The value of our servicing rights is based on the cash flows projected to result from the servicing of the related loans and continually fluctuates due to a number of factors. Our servicing portfolio is subject to “run off,” meaning that loans serviced by us (or our subservicer) may be prepaid prior to maturity, refinanced with a loan not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to originate additional mortgages. In determining the value for our servicing rights and subservicing agreement, management makes certain assumptions, many of which are beyond our control, including, among other things:

•the speed of prepayment and repayment within the underlying pools of loans;
•projected and actual rates of delinquencies, defaults and liquidations;
•future interest rates and other market conditions;
•our cost to service the loans;
•ancillary fee income; and
•amounts of future servicing advances.

We use external, third-party valuations that utilize market participant data to value our servicing rights for purposes of financial reporting. We also benchmark these valuations to internal financial models. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of servicing rights are complex because of the high number of variables that drive cash flows associated with servicing rights. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of the assumptions and the results of the models utilized in such valuations.

If loan delinquencies or prepayment speeds are higher than anticipated or other factors perform worse than modeled, the recorded value of our servicing rights would decrease, which would adversely affect our financial condition and results of operations.

Substantially all of our loan servicing operations are conducted pursuant to subservicing contracts with subservicers, and any termination by our subservicers of these contracts, or a material change in the terms thereof that is adverse to us, would adversely affect our business, financial condition, liquidity and results of operations.

Substantially all of our loan servicing operations are currently conducted pursuant to a subservicing contract with Cenlar FSB (“Cenlar”) (for mortgage loans) and a subservicing contract with CardWorks Servicing, LLC (for personal loans), each an unaffiliated third-party loan servicing provider. We are responsible for ensuring each subservicer’s compliance with the applicable servicing criteria and applicable law, and we are required to have procedures in place to provide reasonable assurance that its activities comply in all material respects with applicable servicing criteria and applicable law. In the event that

Cenlar’s activities do not comply with the servicing criteria or applicable law for a mortgage loan, it could negatively impact our agreements with the Agencies or other investors. In addition, because our subservicers maintain the primary contact with the borrower of a serviced loan throughout the life of the loan, we have less ability to become involved with any potential loss mitigation. Therefore, we may not have control over a rise in delinquencies and/or claims among non-performing loans, both of which, in the case of mortgage loans, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Further, our subservicers may, under certain circumstances, terminate their subservicing contracts with or without cause, with little notice and in some instances with no compensation to us. Upon any such termination, it would be difficult to replace a large volume of subservicing on comparable terms in a short period of time, or perhaps at all.

In addition, for mortgage loans, the approval of the GSEs or other investors that own the mortgage loans underlying our servicing rights would be required to transfer our mortgage loan servicing rights portfolio from our subservicer to another subservicer. Such approval would be in the applicable investor’s discretion, and there is no assurance that such approval could be obtained if and when necessary. If we were to have our subservicing contract terminated by our subservicer, or if there was a change in the terms under which our subservicer performs subservicing that was materially adverse to us, it would adversely affect our business, financial condition and results of operations.

We are required to make servicing advances that can be subject to delays in recovery or, to a lesser extent, may not be recoverable in certain circumstances, which could adversely affect our liquidity, business, financial condition and results of operations.

For mortgage loans, during any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our servicing rights to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or foreclosure or a liquidation occurs. If we receive requests for advances in excess of amounts that we are able to fund at that time, we may not be able to fund these advance requests, which could materially and adversely affect our mortgage loan servicing activities and our status as an approved servicer by Fannie Mae and Freddie Mac and result in our termination as an issuer and approved servicer by Ginnie Mae. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations. As our servicing portfolio continues to age, defaults might increase as the loans get older, which may increase our costs of servicing and could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response by the CARES Act, and the GSEs, through which a temporary period of forbearance is being offered for customers unable to pay on certain mortgage loans as a result of the COVID-19 pandemic may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans. With specific regard to the COVID-19 pandemic, any regulatory or GSE-specific relief on servicing advance obligations provided to mortgage loan servicers has so far been limited to GSE-eligible mortgage loans, leaving out any non-GSE mortgage loan products such as jumbo mortgage loans. As of December 31, 2020, less than 3%, or $2.4 billion UPB, of our servicing portfolio was in active forbearance.

With delinquent VA guaranteed loans, the VA guarantee may not make us whole on losses or advances we may have made on the loan. If the VA determines the amount of the guarantee payment will be less than the cost of acquiring the property, it may elect to pay the VA guarantee and leave the property securing the loan with us (a “VA no-bid”). If we cannot sell the property for a sufficient amount to cover amounts outstanding on the loan we will suffer a loss which may, on an aggregate basis and if the percentage of VA no-bids increases, have a detrimental impact on our business and financial condition.

In addition, for certain loans securitized in accordance with Ginnie Mae guidelines, we, as the servicer, have the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent greater than 90 days. Once we have the unilateral right to repurchase the delinquent loan, we have effectively regained control over the loan and we must recognize the loan on our balance sheet and recognize a corresponding financial liability. Any significant increase in required servicing advances or delinquent loan repurchases, could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition.

Our counterparties may terminate our servicing rights, which could adversely affect our business, financial condition and results of operations.

The owners of the mortgage loans (including securitization trusts) for which we have retained servicing rights, may, under certain circumstances, terminate our right to service the mortgage loans. As is standard in the industry, under the terms of our master servicing agreements with the GSEs in respect of the servicing rights for mortgage loans that we retain, the GSEs have the right to terminate us as servicer of the mortgage loans we service on their behalf at any time (and, in certain instances, without the payment of any termination fee) and also have the right to cause us to sell the servicing rights to a third-party. In addition, failure to comply with servicing standards could result in termination of our agreements with the GSEs with little or no notice and without any compensation. Currently, a subservicer performs the servicing activities on the mortgage loans underlying our servicing rights portfolio. However, we are responsible to the GSEs that own the underlying loans for such activities. Consequently, in the event of a default by our subservicer, the GSE could terminate our servicing rights or require that our servicing rights be transferred to another subservicer.

Adverse actions by Ginnie Mae could materially and adversely impact our business, reputation, financial condition, liquidity and results of operations, including if Ginnie Mae were to terminate us as an issuer or servicer of Ginnie Mae loans or otherwise take action indicating that such a termination was planned. For example, such actions could make financing our business more difficult, including by making future financing more expensive or, if a lender were to allege a default under our debt agreements, could trigger cross-defaults under all our other material debt agreements. See “—Changes in GSE or Ginnie Mae selling and/or servicing guidelines could adversely affect our business, financial condition and results of operations.”

If we were to have our servicing rights terminated on a material portion of our servicing portfolio, the value of our servicing rights could be reduced or, potentially, eliminated entirely and our business, financial condition and results of operations could be adversely affected.

Our servicing rights portfolio has a limited performance history, which makes our future results of operations more difficult to predict.

With respect to mortgage loans, the likelihood of delinquencies and defaults, and the associated risks to our business, including higher costs to service such mortgage loans and a greater risk that we may incur losses due to repurchase or indemnification demands, changes as mortgage loans season, or increase in age. Newly originated mortgage loans typically exhibit low delinquency and default rates as the changes in economic conditions, individual financial circumstances and other factors that drive borrower delinquency often do not appear for months or years. Most of the mortgage loans underlying our servicing rights portfolio were originated in recent years. As a result, we expect the delinquency rate and defaults of the loans underlying the servicing rights portfolio to increase in future periods as the portfolio seasons, but we cannot predict the magnitude of this impact on our results of operations. In addition, because most of the mortgage loans in our portfolios are recently originated, it may be difficult to compare our business to our mortgage loan originator competitors. Such competitors may have better ability to model delinquency and default risk based on their longer operating histories and may have a better ability than we do in establishing appropriate loss reserves on their financial statements. Any inadequacy of our loss reserves established for delinquencies and defaults may result in future financial restatements or other adverse events.
We may in the future stop utilizing a subservicer for mortgage loan servicing operations, which may subject us to compliance, operational and execution risks.

We may in the future stop utilizing a subservicer for mortgage loan servicing operations, which may subject us to compliance, operational and execution risks. Were we to transition from an outsourcing model to the servicing of loans in-house, we would be subject to guidelines set forth by the Agencies. Failure to meet stipulations of servicing guidelines can result in the assessment of fines and loss of reimbursement of loan-related advances, expenses, interest and servicing fees. When the servicing of a portfolio is assumed either through purchase of servicing rights or through a subservicing arrangement, various loans in the acquired portfolio may have been previously serviced in a manner that will contribute towards our not meeting certain servicing guidelines. If not recovered from a prior servicer, such events frequently lead to the eventual realization of a loss to us. In the event we were to stop utilizing a subservicer, the increased regulatory scrutiny, potential operational disruptions, and executions risks associated with such a transition could have a material adverse effect on our business and results of operations.

We may incur increased costs and related losses if a borrower challenges the validity of a foreclosure action on a mortgage loan or if a court overturns a foreclosure, which could adversely affect our business, financial condition, liquidity and results of operations.

We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures on mortgage loans. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to a title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the mortgage loan. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations. We may also incur the aforementioned costs and liabilities to the extent that they may be incurred by our subservicer under certain circumstances.

We rely on joint ventures with industry partners through which we originate mortgage loans. If any of these joint ventures are terminated, our revenues could decline.

We are party to joint ventures, with partners such as home builders and real estate brokers, and the termination of any of these joint ventures (including as a result of one of our partners exiting the industry), or a decline in the activity of the building industry generally, could cause revenue from loans originated through these joint ventures to decline, which would negatively impact our business.

Challenges to the MERS System could materially and adversely affect our business, results of operations and financial condition.

MERSCORP, Inc. maintains an electronic registry, referred to as the MERS System, which tracks servicers, ownership of servicing rights and ownership of mortgage loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We and/or our subservicer have in the past and may continue to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry.

Several legal challenges in the courts and by governmental authorities have been made disputing MERS’s legal standing to initiate foreclosures or act as nominee for lenders in mortgages and deeds of trust recorded in local land records. These challenges have focused public attention on MERS and on how mortgage loans are recorded in local land records. Although most legal decisions have accepted MERS as mortgagee, these challenges could result in delays and additional costs in commencing, prosecuting and completing foreclosure proceedings, conducting foreclosure sales of mortgaged properties and submitting proofs of claim in borrower bankruptcy cases.

Finally, borrowers are raising new challenges to the recording of mortgages in the name of MERS, including challenges questioning the ownership and enforceability of mortgage loans registered in MERS. Currently, MERS is the primary defendant in several class action lawsuits in various state jurisdictions, where the plaintiffs allege improper mortgage assignment and the failure to pay recording fees in violation of state recording statutes. The plaintiffs in such actions generally seek to compel defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys’ fees and costs. An adverse decision in any jurisdiction may delay the foreclosure process in other jurisdictions.

We depend on the accuracy and completeness of information about borrowers and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to extend credit or to enter into other transactions with borrowers, we rely on information furnished to us by or on behalf of borrowers, including credit, identification, employment and other relevant information. Some of the information regarding borrowers provided to us is used to determine whether to lend to borrowers and the risk profiles of such borrowers. Such risk profiles are subsequently utilized by warehouse line counterparties who lend us capital to fund mortgage loans. We also may rely on representations of borrowers as to the accuracy and completeness of that information.

While we have a practice of seeking to independently verify some of the borrower information that we use in deciding whether to extend credit or to agree to a loan modification, including, depending on the program, employment, assets, income and credit score, not all borrower information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have become delinquent in the payment of an outstanding obligation, defaulted on a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income; or sustained other adverse financial events. Whether a misrepresentation is made by the loan applicant, another third-party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our mortgage loan originations or from service providers we engage to assist in the loan approval process. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

We are also subject to the risk of fraudulent activity associated with the origination of loans. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

Our underwriting guidelines may not be able to accurately predict the likelihood of defaults on some of the mortgage loans in our portfolio.

We originate and sell Agency-eligible and non-Agency-eligible residential mortgage loans. Agency-eligible loans are underwritten in accordance with guidelines defined by the Agencies, as well as additional requirements in some cases, designed to predict a borrower’s ability and willingness to repay. In spite of these standards, our underwriting guidelines may not always correlate with mortgage loan defaults. For example, FICO scores, which we obtain on a substantial majority of our loans, purport only to be a measurement of the relative degree of risk a borrower represents to a lender (i.e., that a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score). Underwriting guidelines cannot predict two of the most common reasons for a default on a mortgage loan: loss of employment and serious medical illness. Any increase in default rates could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our financial statements are based in part on assumptions and estimates made by our management, including those used in determining the fair values of a substantial portion of our assets. If the assumptions or estimates are subsequently proven incorrect or inaccurate, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments and servicing rights, and other aspects of our operations are highly complex and involve significant judgment and assumptions. For example, we utilize certain assumptions and estimates in preparing our financial statements, including when determining the fair values of certain assets and liabilities and reserves related to mortgage loan representations and warranty claims and to litigation claims and assessments. These complexities and significant assumptions could lead to a delay in the preparation of financial information and also increase the risk of errors and restatements, as well as the cost of compliance. Changes in accounting interpretations or assumptions could impact our financial statements and our ability to timely prepare our financial statements. If the assumptions or estimates underlying our financial statements are incorrect, we may experience significant losses as the ultimate realization of value may be materially different than the amounts reflected in our consolidated statement of financial position as of any particular date, and there could be a material adverse effect on our business, financial position, results of operations or cash flows.

A substantial portion of our assets are recorded at fair value based upon significant estimates and assumptions with changes in fair value included in our consolidated results of operations. The determination of the fair value of our assets involves numerous estimates and assumptions made by our management. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with our servicing rights and derivative assets based upon assumptions involving, among other things, discount rates, prepayment speeds, cost of servicing of the underlying serviced mortgage loans, pull-through rates and direct origination expenses. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values, or our fair value estimates may not be realized in an actual sale or settlement, either of which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Reserves are established for mortgage loan representations and warranty claims when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. In light of the inherent uncertainties involved in loan repurchase claims related to representations and warranties, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and we may estimate a range of possible loss for consideration in our estimates. The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such repurchase and indemnification requests. Accordingly, our estimates may change from time to time and such changes may be material to our consolidated results of operations, and the ultimate settlement of such matters may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and we may estimate a range of possible loss for consideration in its estimates. The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters. Accordingly, our estimates may change from time to time and such changes may be material to our consolidated results of operations, and the ultimate settlement of such matters may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Item 7. Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates.”

Our reported financial results may be materially and adversely affected by future changes in accounting principles generally accepted in the United States.

U.S. Generally Accepted Accounting Principles (“GAAP”) is subject to standard setting or interpretation by the Financial Accounting Standards Board (“FASB”), the Public Company Accounting Oversight Board, the United State Securities and Exchange Commission (“SEC”) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. A change in these principles or interpretations could also require us to alter our accounting systems in a manner that could increase our operating costs, impact the content of our financial statements and impact our ability to timely prepare our financial statements.

Our vendor relationships subject us to a variety of risks and the failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business.

We have significant vendors that, among other things, provide us with financial, technology and other services to support our loan servicing and originations activities. In April 2012, the CFPB issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract. Accordingly, we could be adversely impacted to the extent our vendors are unfamiliar with legal requirements applicable to the particular products or services being offered or fail to take efforts to implement such requirements effectively. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.

Some services important to our business are outsourced to third-party vendors. For example, substantially all of our mortgage loan servicing operations are currently conducted by Cenlar. It would be difficult and disruptive for us to replace some of our third-party vendors, particularly Cenlar, in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely would be materially adversely affected. Our principal agreement with Cenlar was renewed in the fourth quarter of 2020 and expires in November 2023. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a technological disruption, cyberattack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “—Risks related to our business—Substantially all of our loan servicing operations are conducted pursuant to subservicing contracts with subservicers, and any termination by our subservicers of these contracts, or a material change in the terms thereof that is adverse to us, would adversely affect our business, financial condition, liquidity and results of operations.”

Some of the loans we service are higher risk loans, which are more expensive to service than conventional mortgage loans.

Some of the mortgage loans we service are higher risk loans, meaning that the loans are to less credit worthy borrowers, delinquent or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight.

Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance and regulatory costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect our business, financial condition and results of operations.

Our risk management policies and procedures may not be effective.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market and interest rate risk, liquidity risk, cyber risk, regulatory, legal and reputational risk. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

The loss of the services of our senior management could adversely affect our business.

The experience of our senior management, including Anthony Hsieh, our Chief Executive Officer, is a valuable asset to us. Our management team has significant experience in the residential mortgage loan production and servicing industry and the investment management industry. Furthermore, certain of our warehouse lines specify that a substantial change in the management responsibilities of Mr. Hsieh constitutes an event of default. We do not maintain key life insurance policies relating to our senior management. See “—Risks related to our business—The departure or change in the responsibilities of Anthony Hsieh, our Chief Executive Officer, and certain other changes in our ownership or in our board of directors may cause one or more events of default under our warehouse lines and other financing arrangements.”

Our business could suffer if we fail to attract and retain a highly skilled workforce.

Our future success will depend on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan officers and underwriters. Trained and experienced personnel are in high demand and may be in short supply in some areas. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop, and maintain an adequate skilled workforce necessary to operate our business and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition and results of operations.

Cyberattacks, information or security breaches and technology disruptions or failures, including failure of internal operational or security systems or infrastructure, of ours or of our third-party vendors’ could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.

The financial services industry as a whole is characterized by rapidly changing technologies and we are dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. In the ordinary course of our business, we receive, process, retain, transmit and store proprietary information and sensitive or confidential data, including certain public and non-public personal information concerning employees and borrowers. Additionally, we enter into relationships with third-party vendors to assist with various aspects of our business, some of which require the exchange of personal employee or borrower information. We devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential or sensitive information, destroy data, disrupt or degrade service, sabotage systems or cause other damage and we employ extensive layered security at all levels within our organization to help us detect malicious activity, both from within the organization and from external sources.

Despite our efforts to ensure the integrity of our systems, it is possible that we and our third-party vendors may not be able to in the future, anticipate or implement effective preventive measures against all security breaches or unauthorized access of our information technology systems or the information technology systems of third-party vendors that receive, process, retain and transmit electronic information on our behalf. The techniques used to obtain unauthorized, improper or illegal access to our systems and those of our third-party vendors, our data, our employees’ customers’ and loan applicants’ data or to disable, degrade or sabotage service are constantly evolving, and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not recognized or detected until after they have been launched and security attacks can originate from a wide variety of sources, including third parties such as computer hackers, persons involved with organized crime or associated with external service providers, or foreign state or foreign state-supported actors. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our borrowers. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings.

Cybersecurity risks have significantly increased in recent years. From time to time, we and our third-party vendors that collect, store, process, retain and transmit confidential or sensitive information, including borrower personal and transactional data or employee data (including service providers located offshore who conduct support services for us), are targeted by unauthorized parties using malicious code and viruses or otherwise attempting to breach the security of our or our vendors’ systems and data. We and our third-party vendors may in the future experience system disruptions and failures caused by software failure, fire, power loss, telecommunications failures, employee misconduct, human error, unauthorized intrusion, security breaches, acts of vandalism, traditional computer hackers, computer viruses and disabling devices, phishing attacks, malicious or destructive code, denial of service or information, natural disasters, health pandemics and other similar events, which may result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary or other sensitive information of ours, our employees or customers, and otherwise interrupt or delay our ability to provide services to our customers. This is especially applicable in the current response to the COVID-19 pandemic and the shift we have experienced in having most of our employees work from their homes for the time being, as our employees access our secure networks through their home networks. Developments in technological capabilities and the implementation of technology changes or upgrades could also result in a compromise or breach of the technology that we use to protect our employees’ and customers’ personal information and transaction data. Although we have established, and continue to establish on an ongoing basis, defenses to identify and mitigate cyberattacks, any loss, unauthorized access to, or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

A successful penetration, compromise, breach or circumvention of the security of our or our third-party vendors’ information technology systems through electronic, physical or other means, or a defect in the integrity of our or our third-party vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our proprietary, confidential or sensitive information, including personal information of our borrowers or employees, damage to our computers or operating systems and to those of our borrowers and counterparties, and subject us to significant costs, litigation, disputes, reporting obligations, regulatory action, investigation, fines, penalties, remediation costs, damages and other liabilities. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our borrowers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, and diversion of management attention, all of which could adversely affect our business, financial condition and results of operations.

We face litigation and legal proceedings that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.

We are routinely and currently involved in legal proceedings concerning matters that arise in the ordinary course of our business, refer to “Item 3 Legal Proceedings” for further details on our legal proceedings. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. These actions and proceedings are generally based on alleged violations of consumer protection, employment, contract and other laws.

Recently, on December 24, 2020, we received a demand letter from one of the senior members of our operations team asserting, among other things, allegations of loan origination noncompliance and various employment related claims, including allegations of a hostile work environment and gender discrimination, with unspecified damages. We are conducting an investigation into the claims and our investigation is not complete. While the Company’s management does not believe these allegations have merit, should the executive file a formal lawsuit against us, it could result in substantial costs and a diversion of our management’s attention and resources.

Our business in general exposes us to both formal and informal periodic inquiries, from various state and federal agencies as part of those agencies’ oversight of the origination and sale of mortgage loans and servicing activities. See “—Risks related to our regulatory environment” below. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect our financial results. In addition, a number of participants in our industry have been the subject of purported class action lawsuits and regulatory actions by state regulators, and other industry participants have been the subject of actions by state Attorneys General. Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, penalties or other charges, any or all of which could adversely affect our financial results. In particular, legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations.

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition and results of operations.

The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance. A prolonged economic slowdown, recession or declining real estate values could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We cannot predict the severity of the effect that potential future armed conflicts and terrorist attacks would have on us. Losses resulting from these types of events may not be fully insurable.

Flooding, severe storms, hurricanes, landslides, wildfires, mudslides, earthquakes or other natural disasters may affect the real estate industry generally and our business, financial condition and results of operations.

From time to time, areas of the United States may be affected by flooding, severe storms, hurricanes, landslides, wildfires, mudslides, earthquakes or other natural disasters. For instance, properties in California may be particularly susceptible to certain types of uninsurable hazards, such as earthquakes, floods, mudslides, wildfires and other natural disasters, properties in Florida, Georgia, South Carolina and North Carolina may be particularly susceptible to certain types of uninsurable hazards, such as hurricanes, and properties located in Texas, North Carolina, South Carolina, Louisiana and Mississippi may be particularly susceptible to damage by flooding. The Agencies or investors may be unwilling to reimburse for losses experienced with the property disposition and associated losses on sales in connection with material natural disasters. Additionally, such material natural disasters could disrupt or displace members of our workforce, which would affect our ability to operate our business in the ordinary course.

Risks Related to Our Intellectual Property

We may be unable to sufficiently obtain, maintain, protect and enforce our intellectual property and proprietary rights and we may encounter disputes from time to time relating to our use of the intellectual property of third parties.

We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and confidentiality procedures and contractual provisions with employees and third parties to protect our intellectual property and proprietary rights. As of December 31, 2020, we hold 30 registered United States trademarks and 33 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as seven United States patent applications. Nonetheless, as new challenges with respect to intellectual property protection arise, we cannot assure you that these measures will be adequate to protect our intellectual property and proprietary rights that we have secured, that we will be able to secure appropriate protections for all of our intellectual property and proprietary rights in the future, or that third parties will not misappropriate, infringe upon or otherwise violate our intellectual property or proprietary rights, particularly in foreign countries where laws or enforcement practices may not protect our intellectual property and proprietary rights as fully as in the United States. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized third parties may attempt to disclose, obtain, duplicate, copy or use proprietary aspects of our technology, curricula, online resource material, and other intellectual property. Our management’s attention may be diverted by these attempts, and we may need to expend funds in litigation or other proceedings to protect our intellectual property proprietary rights against any infringement, misappropriation or violation. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

Confidentiality procedures and contractual provisions can also be difficult to enforce and, even if successfully enforced, may not be entirely effective. In addition, we cannot guarantee that we have entered into confidentiality agreements with all employees, partners, independent contractors or consultants that have or may have had access to our trade secrets or other proprietary information. Any of our issued or registered intellectual property rights may be challenged, invalidated, held unenforceable or circumvented in litigation or other proceedings, including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), and such intellectual property rights may be lost or no longer provide us meaningful competitive advantages. Third parties may also independently develop products, services and technology similar or duplicative of our products and services.

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We have encountered and may in the future encounter disputes from time to time over rights and obligations concerning intellectual property or proprietary rights of others, and we may not prevail in these disputes. Third parties may raise claims against us alleging an infringement, misappropriation or other violation of their intellectual property or proprietary rights. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged infringements, misappropriations or other violations of such intellectual property rights. In addition, former employers of our current, former or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. The resolution of any such disputes or litigations is difficult to predict. Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against who our own intellectual property may therefore provide little or no deterrence or protection. Any such intellectual property claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether such claim has merit. Such claims may also result in adverse judgements or settlement on unfavorable terms. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property, cease offering certain products or services, alter the content of our classes, or incur significant license, royalty or technology development expenses.

Our products and operations use software, hardware and services that may be difficult to replace or cause errors or failures of our products and disrupt our operations, which could adversely affect our business.

In addition to our proprietary technology, we license third-party software, utilize third-party hardware and depend on services from various third parties for use in our products and day-to-day operations. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software or services could result in decreased functionality of our products and operations until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our business. In addition, any errors or defects in or failures of the software or services we rely on, whether maintained by us or by third parties, could result in errors or defects in our products or cause our products to fail or could disrupt our day-to-day operations, which could adversely affect our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our clients or to other third parties that could harm our reputation and increase our operating costs. We will need to maintain our relationships with third-party software and service providers and to obtain software and services from such providers that do not contain any errors or defects. Any failure to do so could adversely affect our ability to deliver effective products to our clients and loan applicants, as well as interrupt our day-to-day operations, which could adversely affect our business.

Risks Related to the Mortgage Industry

Our mortgage loan origination revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our results of operations are materially affected by conditions in the mortgage loan and real estate markets, the financial markets and the economy generally. During the Financial Crisis for example, a decline in home prices led to an increase in delinquencies and defaults, which led to further home price declines and losses for creditors. This depressed mortgage loan origination activity and general access to credit. Post-Financial Crisis, the disruption in the capital markets and secondary mortgage markets has also reduced liquidity and investor demand for mortgage loans and MBS, while yield requirements for these products increased. Continuing concerns about inflation, rising interest rates, energy costs, geopolitical issues and the availability and cost of credit could contribute to increased volatility and diminished expectations for the economy and markets going forward. If present U.S. and global economic uncertainties persist, loan origination activity may become muted. Should any of these situations occur, our loan originations and revenue would decline and our business would be negatively impacted.

Our earnings may decrease because of changes in prevailing interest rates.

We generate a sizeable portion of our revenues from loans we make to clients that are used to refinance existing mortgage loans. Generally, the refinance market experiences significant fluctuations. As interest rates rise, refinancing volumes generally decrease as fewer consumers are incentivized to refinance their mortgages. This could adversely affect our revenues or require us to increase marketing expenditures in an attempt to maintain refinancing related origination volumes. Higher interest rates may also reduce demand for purchase mortgage loans as home ownership becomes more expensive and could also reduce demand for our home equity loans. Decreases in interest rates can also potentially adversely affect our business as the stream of servicing fees and correspondingly, the value of servicing rights, decreases as interest rates decrease.

For more information regarding how changes in interest rates may negatively affect our financial condition and results of operations, see “Item 7. Management’s discussion and analysis of financial condition and results of operations—Key factors influencing our results of operations” and “Item 7A. Quantitative and qualitative disclosures about market risk.”

The industries in which we operate are highly competitive, and are likely to become more competitive, and our inability to compete successfully or decreased margins resulting from increased competition could adversely affect our business, financial condition and results of operations.

We operate in highly competitive industries that could become even more competitive as a result of economic, legislative, regulatory and technological changes. With respect to our mortgage loan businesses, we face and may in the future face competition in such areas as loan product offerings, rates, fees and customer service. With respect to servicing, we face competition in areas such as fees, compliance capabilities and performance in reducing delinquencies.

Competition in originating loans comes from large commercial banks and savings institutions and other independent loan originators and servicers. Many of these institutions have significantly greater resources and access to capital than we do, which gives them the benefit of a lower cost of funds. Commercial banks and savings institutions may also have significantly greater access to potential customers given their deposit-taking and other banking functions. Also, some of these competitors are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity and may be able to participate in government programs that we are unable to participate in because we are not a state or federally chartered depository institution, all of which may place us at a competitive disadvantage. The advantages of our largest competitors include, but are not limited to, their ability to hold new loan originations in an investment portfolio and their access to lower rate bank deposits as a source of liquidity.

Additionally, more restrictive loan underwriting standards have resulted in a more homogenous product offering, which has increased competition across the mortgage loan industry for loan originations. Furthermore, our existing and potential competitors may decide to modify their business models to compete more directly with our loan origination and servicing models. Since the withdrawal of a number of large participants from these markets following the Financial Crisis, there have been relatively few large nonbank participants.

In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services. This has intensified competition among banks and nonbanks in offering mortgage loans. We may be unable to compete successfully in our industries and this could adversely affect our business, financial condition and results of operations.

Increases in delinquencies and defaults may adversely affect our business, financial condition and results of operations.

The level of home prices and home price appreciation affects performance in the mortgage loan industry. For example, falling home prices between 2007 and 2011 across the United States resulted in higher LTV ratios, lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. There is a risk that housing prices decline, reducing borrower equity and incentive to repay. Additionally, adverse macroeconomic conditions may reduce borrowers’ ability to pay. Further, if rates rise borrowers with adjustable rate mortgage loans may face higher monthly payments as the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates. All of these factors could potentially contribute to an increase in mortgage loan delinquencies and correspondingly, defaults and foreclosures.

Increased mortgage loan delinquencies, defaults and foreclosures may result in lower revenue for loans that we service for the Agencies, because we only collect servicing fees for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. Also, increased mortgage loan defaults may ultimately reduce the number of mortgage loans that we service.

Increased mortgage loan delinquencies, defaults and foreclosures will also result in a higher cost to service those loans due to the increased time and effort required to collect payments from delinquent borrowers and to liquidate properties or otherwise resolve loan defaults if payment collection is unsuccessful, and only a portion of these increased costs are recoverable under our servicing agreements. Any loan level advances made on defaulted loans within the allowable levels provided by investors and insurers are recoverable either from the borrower in a reinstatement or the investors/insurers in a liquidation. Increased mortgage loan delinquencies, defaults and foreclosures may also result in an increase in our interest expense and affect our liquidity if we are required to borrow to fund an increase in our advancing obligations. Any additional cost to service these loans, including interest expense on loan level advances, are generally not recoverable and are considered a cost of doing business.

In addition, we are subject to risks of borrower defaults and bankruptcies in cases where we might be required to repurchase loans sold with recourse or under representations and warranties. In these cases, a borrower filing for bankruptcy during foreclosure could have the effect of staying the foreclosure and thereby delaying the foreclosure process, which may potentially result in a reduction or discharge of a borrower’s mortgage loan debt. Even if we are successful in directing a foreclosure on a mortgage loan that has been repurchased, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the mortgage loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. If these risks materialize, they could have a material adverse effect on our business, financial condition and results of operations.

In the event we originate mortgage loans that we are unable to sell, we will bear the risk of loss of principal on such mortgage loans. An increase in delinquency rates could therefore adversely affect our business, financial condition and results of operations.

Adverse developments in the secondary mortgage loan market, including the MBS market, could have a material adverse effect on our business, financial position, results of operations and cash flows.

We historically have relied on selling or securitizing our mortgage loans into the secondary market in order to generate liquidity to fund maturities of our indebtedness, the origination and warehousing of mortgage loans, the retention of servicing rights and for general working capital purposes. We bear the risk of being unable to sell or securitize our mortgage loans at advantageous times and prices or in a timely manner. Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide funding for mortgage loans, the willingness of investors to purchase mortgage loans and MBS and changes in regulatory requirements. If it is not possible or economical for us to complete the sale or securitization of certain of our LHFS, we may lack liquidity under our warehouse lines to continue to fund such mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted, which would materially and negatively impact our consolidated net revenue and net income and also have a material adverse effect on our overall business and our consolidated financial position. The severity of the impact would be most significant to the extent we were unable to sell conforming mortgage loans to the GSEs or securitize such loans pursuant to Agency-sponsored programs.

Any significant disruption or period of illiquidity in the general MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Regulatory Environment

We operate in a highly regulated industry that is undergoing regulatory transformation which has created inherent uncertainty. Changing federal, state and local laws, as well as changing regulatory enforcement policies and priorities, may negatively impact the management of our business, results of operations and ability to compete.

We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan origination and servicing activities, the terms of our loans and the fees that we may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information. A material or continued failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and/ or damage our reputation, which could materially adversely affect our business, financial condition and results of operations.

Additionally, federal, state and local governments and regulatory agencies have recently proposed or enacted numerous new laws, regulations and rules related to mortgage loans. Federal and state regulators are also enforcing existing laws, regulations and rules aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. Consumer finance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as we currently intend. See “—Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.”

These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our result of operations. New laws or regulations also require us to incur significant expenses to ensure compliance. Accordingly, uncertainty persists regarding the competitive impact of new laws or regulations. As compared to our competitors, we could be subject to more stringent state or local regulations, or could incur marginally greater compliance costs as a result of regulatory changes. In addition, our failure to comply (or to ensure that our agents and third-party service providers comply) with these laws or regulations may result in costly litigation or enforcement actions, the penalties for which could include but are not limited to: revocation of required licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to directly or indirectly collect all or a part of the principal of or interest on loans; delays in the foreclosure process and increased servicing advances; and increased repurchase and indemnification claims.

Proposals to change the statutes affecting financial services companies are frequently introduced in Congress, state legislatures and local governing bodies and, if enacted, may affect our operating environment in substantial and unpredictable ways. In addition, numerous federal, state and local regulators have the authority to pass or change regulations that could affect our operating environment in substantial and unpredictable ways. We cannot determine whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon our financial condition or results of operations.

In addition, as a result of the U.S. presidential election held on November 3, 2020, there is a risk that the new presidential administration could increase requirements with respect to existing COVID-19 programs, could impose new COVID-19 programs and restrictions, including new forbearance initiatives, and could otherwise revise or create new regulatory requirements that apply to us or increase regulatory enforcement and examination efforts at the loan origination and servicing sectors, impacting our business, operations and profitability.

With respect to state regulation, although we seek to comply with applicable state loan, loan broker, mortgage loan originator, servicing, debt collection and similar statutes in all U.S. jurisdictions, and with licensing or other requirements that we believe may be applicable to us, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to originate mortgage loans, perform our servicing obligations or make our loan platform available to borrowers in particular states, which may adversely impact our business.

We depend on the programs of the Agencies. Discontinuation, or changes in the roles or practices, of these entities, without comparable private sector substitutes, could materially and negatively affect our results of operations and ability to compete.

We sell mortgage loans to various entities, including Fannie Mae and Freddie Mac, which include the mortgage loans in GSE-guaranteed securitizations. In addition, we pool FHA insured and VA guaranteed mortgage loans, which back securities guaranteed by Ginnie Mae. We derive material financial benefits from our relationships with the Agencies, as our ability to originate and sell mortgage loans under their programs reduces our credit exposure and mortgage loans inventory financing costs. In addition, we receive compensation for servicing loans on behalf of Fannie Mae, Freddie Mac and Ginnie Mae.

The future of the GSEs and the role of the Agencies in the U.S. mortgage markets are uncertain. In 2008, Fannie Mae and Freddie Mac experienced catastrophic credit losses and were placed in the conservatorship of the FHFA. As a result, housing finance reform continues to be an ongoing topic of discussion. The roles of the GSEs (including as insurers or guarantors of MBS) could be eliminated, or significantly reduced as a consequence of such proposed reforms. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase requests and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other seller/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans through our loan production segment, and the performance, liquidity and market value of our investments. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations.

The Trump administration had made reforming Fannie Mae and Freddie Mac, including their relationship with the federal government, a priority. In September 2019, the U.S. Department of the Treasury released a proposal for reform, and, in October 2019, FHFA released a strategic plan regarding the conservatorships, which included a Scorecard that has Fannie Mae and Freddie Mac preparing for exiting conservatorship as one of its key objectives. Among other things, the Treasury recommendations include recapitalizing the GSEs, increasing private-sector competition with the GSEs, replacing GSE statutory affordable housing goals, changing mortgage underwriting requirements for GSE guarantees, revising the CFPB qualified mortgage regulations (for further discussion of these regulations, see “—Risks related to regulatory environment—The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its rules increase our regulatory compliance burden and associated costs.”), and continuing to support the market for 30-year fixed-rate mortgages. Some of Treasury’s recommendations would require administrative action whereas others would require legislative action. It is uncertain whether these recommendations will be enacted. If these recommendations are enacted, the future roles of Fannie Mae and Freddie Mac could be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements. In addition, various other proposals to generally reform the U.S. housing finance market have been offered by members of the U.S. Congress, and certain of these proposals seek to significantly reduce or eliminate over time the role of the GSEs in purchasing and guaranteeing mortgage loans. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business. It is possible that the adoption of any such proposals might lead to higher fees being charged by the GSEs or lower prices on our sales of mortgage loans to them.

The extent and timing of any reform regarding the GSEs and/or the home mortgage market are uncertain, which makes our business planning more difficult. Discontinuation, or significant changes in the roles or practices, of the Agencies, including changes to their guidelines and other proposed reforms, could require us to revise our business models, which could ultimately negatively impact our results of operations. Significant uncertainty also persists regarding the competitive impact of proposals to eliminate the GSEs in favor of private sector models.

Changes in GSE or Ginnie Mae selling and/or servicing guidelines could adversely affect our business, financial condition and results of operations.

The Agencies require us to follow specific guidelines, which may be changed at any time. The Agencies have the ability to provide monetary incentives for loan servicers that perform well and to assess penalties for those that do not, including compensatory penalties against loan servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings and other breaches of servicing obligations. We generally cannot negotiate the terms of these guidelines or predict the penalties that the Agencies might impose for a failure to comply with those guidelines. Any failure by us to conform to these guidelines would materially adversely affect us.

We are required to follow specific guidelines that impact the way that we originate and service Agency loans, including guidelines with respect to:

•credit standards for mortgage loans;
•maintaining prepayment speeds commensurate with that of our peers;
•our staffing levels and other origination and servicing practices;
•the fees that we may charge to consumers or pass-through to the Agencies;
•our modification standards and procedures;
•unanticipated changes to pricing and guarantee fees;
•the amount of non-reimbursable advances; and
•internal controls such as data privacy and security, compliance, quality control and internal audit.

Our selling and servicing obligations under our contracts with the Agencies may be amended, restated, supplemented or otherwise modified by the Agencies from time to time without our specific consent. A significant modification to our selling and/or servicing obligations under our Agency contracts could adversely affect our business, financial condition and results of operations.

In particular, the nature of the GSEs’ guidelines for servicing delinquent mortgage loans that they own, or that back securities which they guarantee, can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, the FHFA has directed Fannie Mae to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings and other breaches of servicing obligations. A significant change in these guidelines that has the effect of decreasing the fees we charge or requires us to expend additional resources in providing mortgage loan services could decrease our revenues or increase our costs, which would adversely affect our business, financial condition and results of operations.

We are subject to regulatory investigations and inquiries and may incur fines, penalties and increased costs that could negatively impact our future liquidity, financial position and results of operations or damage our reputation.

Federal and state agencies have broad enforcement powers over us and others in the loan origination and servicing industry, including powers to investigate our lending and servicing practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. See “Business— Supervision and regulation.” The continued focus of regulators on the practices of the loan origination and servicing industry have resulted and could continue to result in new enforcement actions that could directly or indirectly affect the manner in which we conduct our business and increase the costs of defending and settling any such matters, which could impact our reputation and/or results of operations.

In addition, the laws and regulations applicable to us are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations. Provisions that by their terms, or as interpreted, apply to lenders or servicers of loans may be construed in a manner that favors our borrowers and customers over loan originators and servicers. Furthermore, provisions of our loan agreements could be construed as unenforceable by a court.

The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its rules increase our regulatory compliance burden and associated costs.

We are subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay and “Qualified Mortgage” standards and other origination standards and practices as well as servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgements, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. The CFPB has also amended provisions of HOEPA regarding the determination of high-cost mortgages, and of Regulation B, to implement additional requirements under the ECOA with respect to valuations, including appraisals and automated valuation models. The CFPB has also issued guidance to loan servicers to address potential risks to borrowers that may arise in connection with transfers of servicing. Additionally, through bulletins 2012-03 and 2016-02, the CFPB has increased the focus on lender liability and vendor management across the mortgage and settlement services industries, which may vary depending on the services being performed.

For example, the CFPB iteratively adopted rules over the course of several years regarding mortgage servicing practices that required us to make modifications and enhancements to our mortgage servicing processes and systems.

The CFPB’s examinations have increased, and will likely continue to increase, our administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on the lending industry and loan servicing, and any failure in our ability to comply with the new rules by their effective dates, could be detrimental to our business. The CFPB also issued guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected. The CFPB has conducted routine examinations of our business and will conduct future examinations.

The CFPB also has broad enforcement powers, and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines have violated the laws and regulations it enforces. Our failure to comply with the federal consumer protection laws, rules and regulations to which we are subject, whether actual or alleged, could expose us to enforcement actions or potential litigation liabilities.

In addition, the occurrence of one or more of the foregoing events or a determination by any court or regulatory agency that our policies and procedures do not comply with applicable law could impact our business operations. For example, if the violation is related to our servicing operations it could lead to downgrades by one or more rating agencies, a transfer of our servicing responsibilities, increased delinquencies on mortgage loans we service or any combination of these events. Such a determination could also require us to modify our servicing standards. The expense of complying with new or modified servicing standards may be substantial. Any such changes or revisions may have a material impact on our servicing operations, which could be detrimental to our business.

The federal government may seek significant monetary damages and penalties against mortgage loan lenders and servicers under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and the False Claims Act (“FCA”) for making false statements and seeking reimbursement for ineligible costs and expenses.

During the previous administration, the federal government initiated a number of actions against mortgage loan lenders and servicers alleging violations of FIRREA and the FCA. Some of the actions against lenders alleged that the lenders sold defective loans to Fannie Mae and Freddie Mac, while representing that the loans complied with the GSE’s underwriting guidelines. The federal government has also brought actions against lenders asserting that they submitted claims for FHA-insured loans that the lender falsely certified to HUD met FHA underwriting requirements that resulted in FHA paying out millions of dollars in insurance claims to cover the defaulted loans. See “Item 1. Business—Supervision and regulation—Supervision and enforcement” and the risk factor captioned “—We are subject to regulatory investigations and inquiries and may incur fines, penalties and increased costs that could negatively impact our future liquidity, financial position and results of operations or damage our reputation.” Because these actions carry the possibility for treble damages, many have resulted in settlements totaling in the hundreds of millions of dollars, as well as required lenders and servicers to make significant changes in their practices.

In October 2019 HUD and the U.S. Department of Justice signed an Interagency Memorandum on the Application of the False Claims Act (“FCA”) that provides prudential guidance on appropriate use of the FCA for violations by FHA lenders. HUD anticipates that FHA requirements will be enforced primarily through HUD’s administrative proceedings, but the memorandum specifically addresses how HUD and the United States Department of Justice (“DOJ”), including the U.S. Attorneys’ Offices, will consult with each other regarding use of the FCA in connection with defects on mortgage loans insured by FHA. HUD will utilize the Mortgagee Review Board (“MRB”), which was created by statute and empowered to take certain actions for non-compliance by FHA lenders, to review and refer FCA claims. The memorandum prescribes the standards for when HUD, through the MRB, may refer a matter to DOJ for pursuit of FCA claims, and also sets forth how DOJ and HUD will cooperate during the investigative, litigation, and settlement phases of FCA matters when DOJ receives a referral from a third party, such as in qui tam cases. The memorandum also recognizes that application of the FCA requires, among other elements of proof, a material violation of HUD requirements, and DOJ attorneys will solicit HUD’s views to determine whether the elements of the FCA can be established. Since the memorandum was signed less than a year ago, it is unclear how it will affect FCA claims in the future.

Unlike our competitors that are depository institutions, we are subject to state licensing and operational requirements that result in substantial compliance costs and our business would be adversely affected if our licenses are impaired.

Because we are not a federally chartered depository institution, we generally do not benefit from federal preemption of state mortgage loan banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all the states in which we operate and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. Further, our reliance on warehouse lines for purposes of funding loans contains certain risks, as the recent mortgage loan crisis resulted in warehouse lines lenders refusing to honor lines of credit for non-banks without a deposit base.

In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers and originators. These rules and regulations, which vary from state to state, generally provide for, but are not limited to: licensing as a loan servicer, loan originator or broker (including individual-level licensure for employees engaging in loan origination activities), loan modification processor/underwriter or third-party debt default specialist (or a combination thereof); requirements as to the form and content of contracts and other documentation; licensing of our employees and independent contractors with whom we contract; and employee hiring background checks. They also set forth restrictions on origination, brokering, servicing and collection practices, restrictions related to fees and charges, including interest rate limits, and disclosure and record-keeping requirements. They establish a variety of borrowers’ rights in the event of violations of such rules. Future state legislation and changes in existing laws and regulations may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business. For example, the California state legislature on August 31, 2020 passed a bill that replaced California’s Department of Business Oversight with a new Department of Financial Protection and Innovation that is modeled after the CFPB. Governor Newsom signed the bill into law on September 25, 2020. While this bill does not directly apply to us because the bill contains an exemption for most existing licensees, this could establish a model for other states to create similar agencies that would supervise our residential lending and servicing activities.

In addition, we are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions. To the extent that we have originated or are servicing mortgage loans for properties that are covered by any of these moratoriums, the owners of these properties may not be able to receive rent payments from tenants as expected, which may in turn cause these owners to delay or reduce their payments on their mortgage loans.

We may not be able to maintain all currently requisite licenses and permits. In addition, the states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits, which could require us to modify or limit our activities in the relevant state(s). The failure to satisfy those and other regulatory requirements could result in a default under our warehouse lines, other financial arrangements and/or servicing agreements and thereby have a material adverse effect on our business, financial condition and results of operations.

We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. HOEPA amended TILA to prohibit inclusion of certain provisions in “high cost mortgage loans” that have interest rates or origination costs in excess of prescribed levels, and require that borrowers receiving such loans be given certain disclosures, in addition to the standard TILA mortgage loan disclosures, prior to origination. It also provides that an assignee of such a “high cost mortgage loan” is subject to all claims and any defense which the borrower could assert against the original creditor, which has severely constrained the secondary market for such loans. The Dodd-Frank Act amended HOEPA to enhance its protections. The amendments expanded the types of loans covered by HOEPA to include home-purchase loans and open-end, home-secured credit transactions (such as home equity lines of credit) which were previously exempt; added a new HOEPA threshold for what is considered a high-cost mortgage based on prepayment penalties; lowered the two existing thresholds based on a loan’s rate and points and fees so more loans will qualify as high-cost loans; and imposed additional restrictions on high-cost loans, such as prohibiting balloon payment features (with certain exceptions) regardless of the term. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgage loans, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgage loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business. If any of our mortgage loans are found to exceed high-cost thresholds under HOEPA or equivalent state laws, we may be unable to sell them on the secondary market and/or be required to repurchase them from our investors.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as the Fair Housing Act and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions relating to protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Fair Housing Act and ECOA in the context of mortgage loan lending and servicing. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

In addition to reputational harm, violations of the ECOA and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

The Dodd-Frank Act prevents us from using arbitration agreements to protect against class actions on residential real estate loans.

At present, where permitted by applicable law, companies providing consumer products and services, frequently require their customers to agree to arbitrate any disputes on an individual basis rather than pursuing lawsuits, including class actions. Such agreements are binding in accordance with their terms as a matter of federal law, even where state law provides otherwise. Thus, arbitration agreements can serve as a vehicle for eliminating class action exposure.

Under the Dodd-Frank Act, arbitration agreements are not permitted for residential real estate loans. Accordingly, in the event of a purported violation of applicable law with respect to our real estate lending activities, we could be subject to class action liability.

In recent years, federal regulators and the DOJ have increased their focus on enforcing the Servicemembers Civil Relief Act (“SCRA”) against loan owners and servicers. Similarly, state legislatures have taken steps to strengthen their own state-specific versions of the SCRA.

The SCRA provides relief to borrowers who enter active military service and to borrowers in reserve status who are called to active duty after the origination of their mortgage loan. The SCRA provides generally that a borrower who is covered by the SCRA may not be charged interest on a mortgage loan in excess of 6% per annum during the period of the borrower’s active duty. The DOJ and federal regulators have entered into significant settlements with a number of loan servicers alleging violations of the SCRA. Some of the settlements have alleged that the servicers did not correctly apply the SCRA’s 6% interest rate cap, while other settlements have alleged that servicers did not comply with the SCRA’s foreclosure and default judgment protections when seeking to foreclose upon a mortgage loan note or collect payment of a debt. Recent settlements indicate that the DOJ and federal regulators broadly interpret the scope of the substantive protections under the SCRA and are moving aggressively both to identify instances in which loan servicers have not complied with the SCRA. Alleged SCRA non-compliance was a focal point of the National Mortgage Settlement by the DOJ as well as the

Independent Foreclosure Review jointly supervised by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve, and several additional SCRA-related settlements continue to make this a significant area of scrutiny for both regulatory examinations and public enforcement actions.

In addition, most states have their own versions of the SCRA. In most instances these laws extend some or all of the substantive benefits of the federal SCRA to members of the state National Guard who are in state service, but certain states also provide greater substantive protections to National Guard members or individuals who are in federal military service. Recent years have seen states revise their laws to increase the potential benefits to individuals, and these changes pose additional compliance burdens on creditors as they seek to comply with both the federal and relevant state versions of the SCRA.

Privacy and information security are an increasing focus of regulators at the federal and state levels.

Privacy requirements under the Gramm-Leach-Bliley Act (“GLBA”) and Fair Credit Reporting Act (“FCRA”) are within the regulatory and enforcement authority of the CFPB and are a standard part of CFPB examinations. Information security requirements under GLBA and FCRA are, for non-depository mortgage lenders, generally under the regulatory and enforcement authority of the Federal Trade Commission (“FTC”). The FTC has taken several actions against financial institutions and other companies for failure to adequately safeguard personal information. State entities may also initiate actions for alleged violations of privacy or security requirements under state law.

We are also subject to a variety of other local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information, including the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and provides California consumers with new privacy rights such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data are maintained about them, and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA allows consumers to submit verifiable consumer requests regarding their personal information and requires our business to implement procedures to comply with such requests. The California Attorney General issued, and subsequently updated, proposed regulations to further define and clarify the CCPA. The impact of this law and its corresponding regulations, future enforcement activity and potential liability is unknown. Moreover, a new proposed privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 3, 2020 election. The CPRA, which becomes effective on January 1, 2023, will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. While CCPA and CPRA contain exceptions for data subject to GLBA, and those exceptions cover the majority of our transactional data, these data protection and privacy law regimes continue to evolve and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions and increased costs for compliance. Several additional states have enacted similar laws to the CCPA and we expect more states to follow. Furthermore, we also must comply with regulations in connection with doing business and offering loan products over the internet, including various state and federal e-signature rules mandating that certain disclosures be made, and certain steps be followed in order to obtain and authenticate e-signatures, with which we have limited experience.

Failure to comply with any of these laws could result in enforcement action against us, including fines, imprisonment of company officials and public censure, any of which could result in serious harm to our reputation, business and have a material adverse effect on our business, financial condition and results of operations. Subsequent changes to data protection and privacy laws could also impact how we process personal information, and therefore limit the effectiveness of our products or services or our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of personal information.

The Federal Communications Commission (“FCC”) and the FTC have increased their enforcement of the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing Sales Rule.

The TCPA, Telemarketing Sales Rule and related laws and regulations govern, among other things, communications via telephone and text and the use of automatic telephone dialing systems (“ATDS”) and artificial and prerecorded voices. The FCC and the FTC have responsibility for regulating various aspects of these laws. The TCPA requires us to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on a state or national do-not-call list. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not distinguish between voice and data, and as such, short message service and multimedia message service messages are also “calls” for the purpose of TCPA obligations and restrictions.

The TCPA provides that it is unlawful for any person within the United States, or any person outside the United States if the recipient is within the United States, to make any call (other than a call made for emergency purposes or made with the prior express consent of the called party) using any ATDS or an artificial or prerecorded voice to any telephone number or other number for which the called party is charged. In 2013, the FCC adopted new rules stating that the party making the call must obtain “prior express written consent” from the called party with respect to any communication covered by the TCPA that was made after October 16, 2013, which introduces an advertisement or that constitutes telemarketing. These requirements are significantly more rigorous and detailed than the requirements for prior express consent in other contexts. The TCPA provides a private right of action under which a plaintiff, including a plaintiff in a class action, may recover actual monetary loss or $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or ATDS. A court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we are regularly subject to putative, class action suits alleging violations of the TCPA. To date, no such class has been certified. If in the future we are found to have violated the TCPA, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then TCPA damages could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Indebtedness

We rely on warehouse lines of credit and other sources of capital and liquidity to meet the financing requirements of our business.

Our ability to finance our operations and repay maturing obligations rests on our ability to borrow money and secure investors to purchase loans we originate or facilitate. We rely in particular on our warehouse lines of credit to fund our mortgage loan originations. We are generally required to renew our warehouse lines each year, which exposes us to refinancing, interest rate, and counterparty risks. As of December 31, 2020, we had fourteen warehouse lines which provide an aggregate available mortgage loan lending facility of $8.1 billion, and thirteen of our warehouse lines allow advances to fund loans at closing of the consumer’s mortgage loan. We rely on two such warehouse line providers for 33% of our aggregate available home lending facility. If any warehouse line provider ceased doing business with us, our business, operations, and results of operations could materially suffer. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Warehouse Lines and Debt Obligations.” Our ability to extend or renew existing warehouse lines and obtain new warehouse lines is affected by a variety of factors including:

•limitations imposed on us under our warehouse lines and other debt agreements, including restrictive covenants and borrowing conditions, which limit our ability to raise additional debt and require that we maintain certain financial results, including minimum tangible net worth, minimum liquidity, minimum pre-tax net income, minimum debt service coverage ratio, and maximum total liabilities to tangible net worth ratio as well as require us to maintain committed warehouse lines with third-party lenders;
•changes in financial covenants mandated by warehouse line lenders, which we may not be able to achieve;
•any decrease in liquidity in the credit markets;
•potential valuation changes to our mortgage loans, servicing rights or other collateral;
•prevailing interest rates;
•the strength of the warehouse line lenders from whom we borrow, and the regulatory environment in which they operate, including proposed capital strengthening requirements;
•our ability to sell our products to the Agencies;
•warehouse line lenders seeking to reduce their exposure to residential loans due to other reasons, including a change in such lender’s strategic plan or lines of business; and
•accounting changes that may impact calculations of covenants in our warehouse lines and other debt agreements which result in our ability to continue to satisfy such covenants.

Warehouse lines may not be available to us with counterparties on acceptable terms or at all. While we believe that our current ability to access warehouse lines for our mortgage loan products has been enhanced due to our operating history, experience and performance under the warehouse line facilities, it is possible that this advantage will dissipate as new mortgage loan products are developed and introduced, as the cost and terms of credit with respect to those new mortgage loan products may prove to be less favorable than the terms we have for our current mortgage loan products, or the terms that our competitors may have on their new mortgage loan products.

Our access to and our ability to renew our existing warehouse lines could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the warehouse lines; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the secondary market for mortgage loans (see “—We depend on the programs of the Agencies. Discontinuation, or changes in the roles or practices, of these entities, without comparable private sector substitutes, could materially and negatively affect our; results of operations and ability to compete.”) or (iv) termination of our role as servicer of the underlying mortgage loan assets in the event that (x) we default in the performance of our servicing obligations or (y) we declare bankruptcy or become insolvent.

An event of default, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit, similar to the market conditions in 2007 through 2010, may increase our cost of funds and make it difficult or impossible for us to renew existing warehouse lines or obtain new warehouse lines, any of which would have a material adverse effect on our business and results of operations, and would result in substantial diversion of our management’s attention.

Our existing indebtedness, including our warehouse lines and debt obligations also impose financial and non-financial covenants and restrictions on us that limit the amount of indebtedness that we may incur, impact our liquidity through minimum cash reserve requirements, and impact our flexibility to determine our operating policies and investment strategies. Certain of our warehouse lines contain financial covenants under which net income or net income before income taxes for the applicable measurement period must be $1.00 or more. If we default on one of our obligations under a warehouse line or breach our representations and warranties contained therein, the lender may be able to terminate the transaction, accelerate any amounts outstanding, require us to prematurely repurchase the loans, and cease entering into any other repurchase transactions with us. Because our warehouse lines typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements and under our other debt obligations to also declare a default. Additional warehouse lines, bank credit facilities or other debt facilities that we may enter into in the future may contain additional covenants and restrictions. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. Any losses that we incur on our warehouse lines could materially adversely affect our financial condition and results of operations.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Warehouse Lines and Debt Obligations” for more information about these and other financing arrangements. If we are unable to access such other sources of capital and liquidity, our business, financial condition and results of operations may be negatively impacted.

Our indebtedness and other financial obligations may limit our financial and operating activities and our ability to incur additional debt to fund future needs.

As of December 31, 2020, we had $7.3 billion of outstanding indebtedness, of which $6.6 billion was secured, short-term indebtedness under our warehouse lines, $221.2 million was secured debt obligations, $491.3 million was unsecured debt obligations, and $3.4 million was financing lease obligations. For more information regarding our financing arrangements, see “Item 7. Management discussion and analysis —Liquidity and capital resources—Warehouse Lines and Debt Obligation.” Subject to the limits contained in the applicable agreements governing our warehouse lines and other debt obligations, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences to the holders of our Class A Common Stock, including the following:

•require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, including indebtedness we may incur in the future, thereby reducing the funds available for other purposes;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, including our ability to obtain short-term credit, including renewing or replacing warehouse lines;
•increase our vulnerability to fluctuations in market interest rates, to the extent that the spread we earn between the interest we receive on our LHFS and the interest we pay under our indebtedness is reduced;
•increasing our cost of borrowing;
•place us at a competitive disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events; or
•reduce our flexibility in planning for, or responding to, changing business, industry and economic conditions.

In addition, our indebtedness could limit our ability to obtain additional financing on acceptable terms, or at all, to fund our day-to-day loan origination operations, future acquisitions, working capital, capital expenditures, debt service requirements, general corporate and other purposes, any of which would have a material adverse effect on our business and financial condition. The agreements governing our outstanding indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of such debt. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control. Further, our warehouse lines are short-term debt that must to be renewed by our lenders on a regular basis, typically once a year.

Obligations under our indebtedness could have other important consequences. For example, our failure to comply with the restrictive covenants in the agreements governing our indebtedness that limit our ability to incur liens, to incur debt and to sell assets, among other things, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy. In addition, if we defaulted on our obligations under any of our secured debt, our secured lenders could proceed against the collateral granted to them to secure that indebtedness. Furthermore, if we default on our obligations under one debt agreement, it may trigger defaults under our other debt agreements which include cross-default provisions.

Risks Related to Our Organizational Structure

We are a holding company with no operations of our own and, as such, we depend on our subsidiaries for cash to fund all of our operations and expenses, including future dividend payments, if any.

We are a holding company and will have no material assets other than our equity interest in LD Holdings, which is a holding company and will have no material assets other than its 99.99% equity interests in LDLLC, and 100% equity interests in ART, LDSS, and Mello (and indirect interests in other subsidiaries). We have no independent means of generating revenue. We intend to cause LDLLC (and the other subsidiaries, if practicable) to make distributions to LD Holdings, and LD Holdings to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable by them determined according to assumed rates, payments owing under the tax receivable agreement, and dividends, if any, declared by us. To the extent that we need funds, and LDLLC or LD Holdings are restricted from making such distributions under applicable law or regulation or contract, or are otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.

We are a “controlled company” and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will therefore not have the same protections afforded to stockholders of companies that are subject to such requirements.

We are a “controlled company” within the meaning of the NYSE corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•the requirement that a majority of the board of directors consists of independent directors;
•the requirement that our director nominees be selected, or recommended for our board of directors’ selection by a nominating and governance committee comprised solely of independent directors with a written charter addressing the nomination process;
•the requirement that the compensation of our executive officers be determined, or recommended to our board of directors for determination, by a compensation committee comprised solely of independent directors; and
•the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

We currently rely on these exemptions. We do not have a majority of independent directors. Each of our governance and nominating committee and compensation committee currently consists entirely of independent directors but such committees will not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements.

The Parthenon Stockholders and the Continuing LLC Members control us and their interests may conflict with yours in the future.

The Parthenon Stockholders and the Continuing LLC Members own approximately 98.7% of the combined voting power of our Class A and Class B Common Stock. Accordingly, the Parthenon Stockholders and the Continuing LLC Members, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, assets sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as the Parthenon Stockholders and the Continuing LLC Members retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. So long as the Parthenon Stockholders and the Continuing LLC Members continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

In addition, the Continuing LLC Members own 59.0% of the Holdco Units. Because they hold their ownership interest in our business through LD Holdings, rather than us, these existing unitholders may have conflicting interests with holders of our Class A Common Stock. For example, the Continuing LLC Members may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us. See Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies “—Subsequent Events——Tax Receivable Agreement” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Certain of our stockholders will have the right to engage or invest in the same or similar businesses as us.

In the ordinary course of its business activities, Parthenon Capital and its affiliates may engage in activities where its interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation will provide that Parthenon Capital or any of its officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries will have no duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. No such person will be liable to us for breach of any fiduciary or other duty, as a director or officer or otherwise, by reason of the fact that such person, acting in good faith, pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity, to us unless, in the case of any such person who is our director or officer, any such business opportunity is expressly offered to such director or officer solely in his or her capacity as our director or officer.

We will be required to pay, under the tax receivable agreement, the Parthenon Stockholders and certain Continuing LLC Members for certain tax benefits we may claim arising in connection with our purchase of Holdco Units and future exchanges of Holdco Units under the Holdings LLC Agreement, which payments could be substantial.

The Continuing LLC Members may from time to time cause LD Holdings to exchange an equal number of Holdco Units and Class B Common Stock for cash or Class A Common Stock of loanDepot, Inc. on a one-for-one basis at our election (as described in more detail in Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies “—Subsequent Events——IPO and Reorganization” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”). In addition, we purchased Holdco Units from the Exchanging Members. As a result of these transactions, we expect to become entitled to certain tax basis adjustments reflecting the difference between the price we pay to acquire Holdco Units of LD Holdings and the proportionate share of LD Holdings’ tax basis allocable to such units at the time of the exchange. As a result, the amount of tax that we would otherwise be required to pay in the future may be reduced by the increase (for tax purposes) in depreciation and amortization deductions attributable to our interests in LD Holdings, although the U.S. Internal Revenue Service (“IRS”) may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge.

We entered into a tax receivable agreement with the Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members that provides for the payment by us to such parties or their permitted assignees of 85% of the amount of cash savings, if any, in U.S. federal, state and local tax that we realize or are deemed to realize as a result of (i) the tax basis adjustments referred to above, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the tax receivable agreement and (iii) any deemed interest deductions arising from payments made by us pursuant to the tax receivable agreement. While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the basis of our proportionate share of LD Holdings’ assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A Common Stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income to which LD Holdings is entitled, and the amount and timing of our income, we expect that during the anticipated term of the tax receivable agreement, the payments that we may make to the Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members or their permitted assignees could be substantial. Payments under the tax receivable agreement may give rise to additional tax benefits and therefore to additional potential payments under the tax receivable agreement. In addition, the tax receivable agreement will provide for interest accrued from the due date (without extensions) of the corresponding tax return for the taxable year with respect to which the payment obligation arises to the date of payment under the agreement.

Further, upon consummation of our initial public offering, loanDepot, Inc. acquired a significant equity interest in LD Holdings from Parthenon Blocker after a series of transactions that resulted in Parthenon Blocker merging with and into loanDepot, Inc., with loanDepot, Inc. remaining as the surviving corporation. The Company did not realize any of the cash savings in U.S. federal, state and local tax described above regarding tax basis adjustments and deemed interest deductions in relation to any Class A Common Stock received by the Parthenon Stockholders in the Reorganization Transactions. The Parthenon Stockholders or their permitted assignees, however, are entitled to receive payments under the tax receivable agreement in respect of the cash tax savings, if any, that we realize or are deemed to realize as a result of future exchanges of Holdco Units and Class B or Class C Common Stock for cash or Class A Common Stock of loanDepot, Inc. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and/or (ii) distributions to us by LD Holdings are not sufficient to permit us to make payments under the tax receivable agreement after it has paid its taxes and other obligations. For example, were the IRS to challenge a tax basis adjustment, or other deductions or adjustments to the taxable income of LD Holdings or its subsidiaries, none of the parties to the tax receivable agreement will reimburse us for any payments that may previously have been made under the tax receivable agreement, except that excess payments made to the Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members or their permitted assignees will be netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in certain circumstances we could make payments to the Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members or their permitted assignees under the tax receivable agreement in excess of our ultimate cash tax savings. In addition, the payments under the tax receivable agreement are not conditioned upon any recipient’s continued ownership of interests in us or LD Holdings. The Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members will receive payments under the tax receivable agreement until such time that they validly assign or otherwise transfer their rights to receive such payments.

In certain circumstances, including certain changes of control of the Company, payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that (i) in the event that we materially breach any of our material obligations under the agreement, whether as a result of failure to make any payment, failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, (ii) if, at any time, we elect an early termination of the agreement, or (iii) upon certain changes of control of the Company our (or our successor’s) obligations under the agreements (with respect to all Holdco Units of LD Holdings, whether or not such units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions. These assumptions include the assumptions that (i) we (or our successor) will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits subject to the tax receivable agreement, (ii) we (or our successor) will utilize any loss carryovers generated by the increased tax deductions and tax basis and other benefits in the earliest possible tax year, and (iii) LD Holdings and its subsidiaries will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. As a result of the foregoing, if we materially breach a material obligation under the agreement, if we elect to terminate the agreement early, or if we undergo a change of control we would be required to make an immediate lump sum payment equal to the present value of the anticipated future tax savings, which payment may be made significantly in advance of the actual realization of such future tax savings. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. There can be no assurance that we will be able to fund or finance our obligations under the tax receivable agreement. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. See Note 1-

Description of Business, Presentation and Summary of Significant Accounting Policies “—Subsequent Events——IPO and Reorganization” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” for further information.

In certain circumstances, LD Holdings will be required to make distributions to us and the other holders of Holdco Units and the distributions that LD Holdings will be required to make may be substantial.

The holders of LD Holdings Units, including loanDepot, Inc., will incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of LD Holdings. Net profits and net losses of LD Holdings will generally be allocated to the holders of Holdco Units (including loanDepot, Inc.) pro rata in accordance with their respective share of the net profits and net losses of LD Holdings. The Holdings LLC Agreement provides for cash distributions to each holder of Holdco Units (including LoanDepot Inc.), which we refer to as “tax distributions,” based on certain assumptions. LD Holdings may be required to make tax distributions that, in the aggregate, may exceed the amount of taxes that LD Holdings would have paid if it were taxed on its net income at the assumed rate.

Funds used by LD Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that LD Holdings will be required to make may be substantial, and may exceed (as a percentage of LD Holdings’ income) the overall effective tax rate applicable to a similarly situated corporate taxpayer.

Tax distributions to us may exceed the sum of our tax liabilities to various taxing authorities and the amount we are required to pay under the tax receivable agreement. This may lead, under certain scenarios, to us having significant cash on hand in excess of our current operating needs. We will, in the sole discretion of our board of directors, use this cash to invest in our business, pay dividends to our stockholders or retain such cash for business exigencies in the future.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A Common Stock may be volatile, which could cause the value of your investment to decline.

The market price of our Class A Common Stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A Common Stock may fluctuate and cause significant price variations to occur. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A Common Stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly or annual results of operations, additions or departures of key management personnel, changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnership, joint ventures or capital commitments, actions by institutional stockholders, increases in market interest rates that may lead investors in our shares to demand a higher yield, and in response the market price of shares of our Class A Common Stock could decreases significantly. You may be unable to resell your shares of Class A Common Stock at or above your purchase price, or at all.

These broad market and industry factors may decrease the market price of our Class A Common Stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The multi- class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial offering, including our directors, executive officers, Mr. Hsieh and his affiliates (the “Hsieh Stockholders”) and Parthenon Stockholders, who hold in the aggregate 99.6% of the voting power of our capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class C and Class D Common Stock have five votes per share, and our Class A Common Stock, has one vote per share. Following our initial public offering, the holders of our outstanding Class C and Class D Common Stock hold 99.6% of the voting power of our outstanding capital stock. Because of the five-to-one voting ratio between our Class C and Class D Common Stock and the Class A Common Stock offered hereby, the holders of our Class C and Class D Common Stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval. Such rights and differential voting of the Parthenon Stockholders and Hsieh Stockholders shall cease five years from the date of our initial public offering. This concentrated control could limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

The multi-class structure of our common stock may adversely affect the trading market for our Class A Common Stock.
Certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the multi-class structure of our common stock may prevent the inclusion of our Class A Common Stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A Common Stock. Any exclusion from stock indices could result in a less active trading market for our Class A Common Stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Stock.

We will continue to incur costs and be subject to additional regulations and requirements as a result of becoming a public company, and our management is required to devote substantial time to new compliance matters, which could lower profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting, reporting and other expenses that we did not incurred as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will incur costs associated with compliance with the Sarbanes-Oxley Act and rules and regulations of the SEC, and various other costs of a public company. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations has increased our legal and financial compliance costs and made some activities more time-consuming and costly. Our management needs to devote a substantial amount of time to ensure that we comply with all of these requirements.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested and intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment has resulted and may continue to result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, which could have an adverse effect on our business, financial condition and results of operations.

These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

Failure to comply with the requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in an internal control over financial reporting. In addition, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) commencing the year following our first annual report required to be filed with the SEC. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

Future offerings of debt or equity securities by us may adversely affect the market price of our Class A Common Stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A Common Stock or offering additional debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of our Class A Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A Common Stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings.

Future sales, or the perception of future sales, of shares of our Class A Common Stock by existing stockholders could result in dilution of the percentage ownership of our stockholders and cause the market price of our Class A Common Stock to decline.
The sale of substantial amounts of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, including sales by the Parthenon Stockholders and the Continuing LLC Members, could have an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock. In the future, as we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock. Issuing additional shares of our Class A Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A Common Stock or both. Issuing additional shares of our Class B Common Stock and Class C Common Stock, as applicable, when issued with corresponding Holdco Units, may also dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A Common Stock or both. Additionally, further issuances of our Class D Common Stock, which is convertible into shares of our Class A Common Stock, may also dilute the economic and voting rights of our existing stockholders.

Upon the completion of our initial public offering, we have a total of 6,643,188 shares of Class A Common Stock issued and outstanding. In addition, 318,363,312 shares of Class A Common Stock may be issued upon the exercise of the exchange and /or conversion rights described elsewhere in this annual report on Form 10-K. The Class A Common Stock is freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any Class A Common Stock that may be held or acquired by our directors, executive officers and other affiliates (as that term is defined in the Securities Act), which will be restricted securities under the Securities Act. The shares of Class A Common Stock not being offered hereby or issuable upon the exercise of the exchange and/or conversion rights as described above will be restricted securities. Restricted securities may be sold only in compliance with the limitations described in “Shares Eligible for Future Sale.” In addition, subject to certain limitations and exceptions, pursuant to certain provisions of the Holdings LLC Agreement, the Continuing LLC Members may exchange an equal number of Holdco Units and Class B Common Stock or Class C Common Stock, as applicable, for shares of our Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Upon consummation of our initial public offering, the Continuing LLC Members beneficially own 198,669,112 Holdco Units, all of which will be exchangeable for shares of our Class A Common Stock at any time and from time to time (subject to the terms of the Holdings LLC Agreement).

Our amended and restated certificate of incorporation authorizes us to issue additional shares of Class A Common Stock and options, rights, warrants and appreciation rights relating to Class A Common Stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. In accordance with the Delaware General Corporation Law (“DGCL”) and the provisions of our certificate of incorporation, we may also issue preferred stock that has designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to shares of Class A Common Stock. Similarly, the Holdings LLC Agreement permits LD Holdings to issue an unlimited number of additional limited liability company interests of LD Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Holdco Units, and which may be exchangeable for shares of our Class A Common Stock.
Each of our directors and officers, and substantially all of our stockholders, including all of the Parthenon Stockholders, have entered into lock-up agreements with the underwriters that restrict their ability to offer, sell, assign, transfer, pledge, contract to sell or otherwise dispose of or hedge their shares of Class A Common Stock, or any options or warrants to purchase any of our Class A Common Stock or any securities convertible into or exchangeable for our Class A Common Stock, subject to specified exceptions. The lock-up agreements pertaining to our initial public offering will expire 180 days from the date of the final prospectus. Goldman Sachs & Co. LLC, BofA Securities, Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC, however, may, in their sole discretion, at any time without prior notice, release all or any portion of the Class A Common Stock from the restrictions in any such agreement.

After the lock-up agreements expire, up to an additional 318,363,312 shares of Class A Common Stock (assuming all outstanding Holdco Units together with an equal number of shares of Class B Common Stock or Class C Common Stock, as applicable, in addition to our Class D Common Stock are exchanged for shares of Class A Common Stock) will be eligible for sale in the public market, all of which are held by our directors, executive officers and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. These holders will have registration rights that will permit them to sell the securities into the open market. We filed one and may file more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible or exchangeable for shares of our Class A Common Stock issued pursuant to our 2021 Omnibus Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. The initial registration statement on Form S-8 covers shares of our Class A Common Stock. As restrictions on resale end, the market price of our shares of Class A Common Stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings or our shares of Class A Common Stock or other securities.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us or our business, the price of our Class A Common Stock and trading volume could decline.

The trading market for our Class A Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our Class A Common Stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our Class A Common Stock could decrease, which might cause our stock price and trading volume to decline. In addition, if our operating results fail to meet the expectations of securities analysts, our stock price would likely decline.

The provision of our amended and restated certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or our bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery of the State of Delaware (or if the Court of Chancery of the State of Delaware lacks jurisdiction, any other state court of the State of Delaware, or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. The foregoing provision will not apply to claims arising under the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring or holding any interest in our common stock shall be deemed to have notice of and to have consented to the forum selection provisions described in our amended and restated certificate of incorporation. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our Class A Common Stock.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions:

•authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders, if Parthenon Capital, Anthony Hsieh and their respective affiliates cease collectively to beneficially own more than 50% of our voting common stock;
•provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;
•establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•establish a classified board of directors, as a result of which our board of directors will be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
•limit the ability of stockholders to remove directors;
•make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with us for a three-year period;
•prohibit stockholders from calling special meetings of stockholders; and
•require the approval of holders of at least 66 2⁄3% of the outstanding shares of our voting common stock to amend the amended and restated bylaws and certain provisions of the amended and restated certificate of incorporation.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management or our board of directors. Stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our Class A Common Stock and your ability to realize any potential change of control premium.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities and Real Estate

Our corporate headquarters are located at Towne Centre Plaza, 26632, 26642 and 26672 Towne Centre Drive, Foothill Ranch, California 92610, in a three building development totaling 144,398 square feet of leased office space. This location houses our corporate office, our largest sales and processing team, our support services, and operations, as well as our administrative offices.

We lease eleven additional facilities: one in Lake Forest, California; two in Irvine, California one in Franklin, Tennessee; two in Scottsdale, Arizona one in Chandler, Arizona; one in Walpole, Massachusetts; one in Southfield, Michigan; and two in Plano, Texas. Our Lake Forest location is primarily operations, support services, and settlement services, our Irvine locations are primarily sales and operations, and technology, our Franklin and Southfield locations are primarily sales offices, our Arizona locations and our Walpole location houses some of our sales, processing and operations employees, and our Plano locations include employees from nearly all aspects of our business, including our servicing department. In addition, we lease over 240 licensed sales office locations, in most states across the United States.

None of our leases extend beyond 10 years and the financial commitments are immaterial to the scope of our operations.

Intellectual Property

As of December 31, 2020, we hold 30 registered United States trademarks and 33 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as seven United States patent applications. We do not otherwise rely on any registered copyrights or other forms of registered intellectual property. Our other intellectual property rights consist of unregistered copyrights, trade secrets, proprietary know-how and technological innovations that we have developed to maintain our competitive position.

Item 3. Legal Proceedings

From time to time, we and certain of our subsidiaries are involved in various lawsuits in state or federal courts regarding violations of state or federal statutes, regulations or common law related to matters arising out of the ordinary course of business. We are not currently subject to any other material legal proceedings. See Note 21- Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “LDI” since February 11, 2021. Prior to that time, there was no public market for our stock. Our Class B common stock, Class C common stock, and Class D common stock are neither listed nor traded.

Holders

As of March 12, 2021, there were 13 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of March 12, 2021, there were 0 stockholders of record of our Class B common stock.

As of March 12, 2021, there were 7 stockholders of record of our Class C common stock.

As of March 12, 2021, there were 6 stockholders of record of our Class D common stock.

Dividend Policy

Beginning with the first full quarter following the completion of our initial offering, we intend to pay cash dividends subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, including the satisfaction of our obligations under the tax receivable agreement, restrictions in our debt agreements, business prospects and other factors that our board of directors may deem relevant. We expect to pay a quarterly cash dividend on our common stock of $0.08 per share (or an annual dividend of $0.32 per share) and resulting in an annual yield of 2.3% based on a price of $14.00 per share. We will evaluate future increases to our quarterly dividend consistent with our cash flow and liquidity position. The payment, including timing and amount, of such quarterly dividends and any future dividends will be at the discretion of our board of directors.

Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing our indebtedness. Future agreements may also limit our ability to pay dividends.

Following our initial public offering, we will receive a portion of any distributions made by LDLLC. Under the 10th LLC Agreement, loanDepot, Inc., through its ability to appoint the board of managers of LD Holdings, which will have the ability to appoint the board of managers of LDLLC, has the right to determine when distributions (other than tax distributions) will be made by LDLLC to LD Holdings and the amount of any such distributions. Under the Holdings LLC Agreement, the board of managers of LD Holdings has the right to determine when distributions (other than tax distributions) will be made to unitholders of LD Holdings and the amount of any such distributions. Any such distributions will be distributed to all holders of Holdco Units, including us, pro rata based on their holdings of Holdco Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the tax receivable agreement to the Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members or their permitted assignees.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part II. Item 8 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part I. “Item IA. Risk Factors”
Overview

loanDepot is a customer-centric and technology-enabled residential mortgage platform. We launched our business in 2010 to provide mortgage loan solutions to consumers who were dissatisfied with the services offered by banks and other traditional market participants. Since our inception, we have significantly expanded our origination platform both in terms of size and capabilities. Our primary sources of revenue are derived from the origination of conventional and government mortgage loans, servicing conventional and government mortgage loans, and providing a growing suite of ancillary services.

On February 11, 2021 we completed the IPO of 3,850,000 shares of Class A common stock, $0.001 par value per share, at an offering price of $14.00 per share, pursuant to a Registration Statement on Form S-1. We are a publicly traded company whose Class A common stock is traded on the New York Stock Exchange under the ticker symbol “LDI.”

A summary of our critical accounting policies and estimates is included in Critical Accounting Policies and Estimates.
Key Factors Influencing Our Results of Operations
Market and Economic Environment
According to the Federal Reserve, residential mortgages represent the largest segment of the broader United States consumer finance market. In 2020, annual one-to-four family residential mortgage origination volume reached $3.7 trillion, with an average volume of $2.3 trillion over the last five years. According to the Mortgage Bankers Association, there was approximately $11.1 trillion of residential mortgage debt outstanding in the United States as of December 31, 2020 that is forecasted to increase to $12.4 trillion by the end of 2022.
The consumer lending market and the associated loan origination volumes for mortgage loans are influenced by interest rates and economic conditions. While borrower demand for consumer credit has typically remained strong in most economic environments, general market conditions, including the interest rate environment, unemployment rates, home price appreciation and consumer confidence may affect borrower willingness to seek financing and investor desire and ability to invest in loans. For example, a significant interest rate increase or rise in unemployment could cause potential borrowers to defer seeking financing as they wait for interest rates to stabilize or the general economic environment to improve. Additionally, if the economy weakens and actual or expected default rates increase, loan investors may postpone or reduce their investments in loan products.
The volume of mortgage loan originations associated with home purchases is generally less affected by interest rate fluctuations and more sensitive to broader economic factors as well as the overall strength of the economy and housing prices. Purchase mortgage loan origination volume can be subject to seasonal trends as home sales typically rise during the spring and summer seasons and decline in the fall and winter seasons. This is somewhat offset by purchase loan originations sourced from our joint ventures which experience their highest level of activity during November and December as home builders focus on completing and selling homes prior to year-end. Seasonality has less of an impact on mortgage loan refinancing volumes, which are primarily driven by fluctuations in mortgage loan interest rates.

Impact of the COVID-19 Pandemic
While the financial markets have demonstrated significant volatility due to the economic impacts of COVID-19, interest rates have fallen to historic lows resulting in increased mortgage refinance originations and favorable margins. Our efficient and scalable platform has enabled us to respond quickly to the increased market demand. We have highlighted below the key steps we have undertaken since the onset of the pandemic to position our platform for continued success:
•Maintained higher liquidity levels from an increase in cash from retained earnings.
•Increased our total loan funding capacity with our current lending partners.
•Stepped up protocols related to verification of key metrics such as employment and income to ensure the highest quality underwriting standards are maintained.
•Transitioned our workforce to working remotely as of March 19, 2020.
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of December 31, 2020, approximately 2.4%, or $2.4 billion UPB, of our servicing portfolio was in active forbearance. While these advance requirements may be significant at higher levels of forbearance, we believe we are very well-positioned in terms of our liquidity. We will continue evaluating the capital markets as well, which would further supplement our liquidity should the need arise.
Fluctuations in Interest Rates
Our mortgage loan refinancing volumes (and to a lesser degree, our purchase volumes), balance sheet and results of operations are influenced by changes in interest rates and how we effectively manage the related interest rate risk. As interest rates decline, mortgage loan refinance volumes tend to increase, while an increasing interest rate environment may cause a decrease in refinance volumes and purchase volumes. In addition, the majority of our assets are subject to interest rate risk, including LHFS, which consist of mortgage loans held on our consolidated balance sheet for a short period of time after origination until we are able to sell them, IRLCs, servicing rights and mandatory trades, forward sales contracts, interest rate swap futures and put options that we enter into to manage interest rate risk created by IRLCs and uncommitted LHFS. We refer to such mandatory trades, forward sales contracts, interest rate swap futures and put options collectively as “Hedging Instruments.” As interest rates increase, our LHFS and IRLCs generally decrease in value while our Hedging Instruments utilized to hedge against interest rate risk typically increase in value. Rising interest rates cause our expected mortgage loan servicing revenues to increase due to a decline in mortgage loan prepayments which extends the average life of our servicing portfolio and increases the value of our servicing rights. Conversely, as interest rates decline, our LHFS and IRLCs generally increase in value while our Hedging Instruments decrease in value. In a declining interest rate environment, borrowers tend to refinance their mortgage loans, which increases prepayment speed and causes our expected mortgage loan servicing revenues to decrease, which reduces the average life of our servicing portfolio and decreases the value of our servicing rights. The changes in fair value of our servicing rights are recorded as unrealized gains and losses in changes in fair value of servicing rights, net, in our consolidated statements of operations.

When interest rates rise, rate and term refinancings become less attractive to consumers after a historically long period of low interest rates. However, rising interest rates are also indicative of overall economic growth and inflation that should create more opportunities with respect to cash-out refinancings. In addition, inflation which may result from increases in asset prices and stronger economic growth (leading to higher consumer confidence) typically should generate more purchase-focused transactions requiring loans and greater opportunities for home equity loans, which we expect may offset, at least in part, any decline in rate and term refinancings in a rising interest rate environment.

Key Performance Indicators
We manage and assess the performance of our business by evaluating a variety of metrics. Selected key performance metrics include loan originations and sales and servicing metrics..
Loan Origination and Sales
Loan originations and sales by volume and units are a measure of how successful we are at growing sales of mortgage loan products and a metric used by management in an attempt to isolate how effectively we are performing. We believe that originations and sales are an indicator of our market penetration in mortgage loans and that this provides useful information because it allows investors to better assess the underlying growth rate of our core business. Loan originations and sales include brokered loan originations not funded by the Company. We enter into IRLCs to originate loans, at specified interest rates, with customers who have applied for a mortgage and meet certain credit and underwriting criteria. We believe the volume of our IRLCs is another measure of our growth in originations.
Gain on sale margin represents the sum of gain on sale and origination of loans, net and origination income, net divided by total loan originations for the period.

Servicing Metrics
Servicing metrics include the unpaid principal balance of our servicing portfolio and servicing portfolio units, which represent the number of mortgage loan customers we service. We believe that the net additions to our portfolio and number of units are indicators of the growth of our mortgage loans serviced and our servicing income, but may be offset by sales, from time to time, of servicing rights.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Financial statement data
Total revenue	$4,312,174	$1,337,131	$1,114,353
Total expenses	2,296,816	1,304,460	1,217,697
Net income (loss)	2,013,110	34,420	(102,869)

Non-GAAP financial measures(1)
Adjusted total revenue	$4,252,907	$1,346,178	$1,107,661
Adjusted net income (loss)	1,461,617	31,885	(80,109)
Adjusted EBITDA	2,084,536	124,005	(33,833)

Loan origination and sales
Loan originations by channel:
Retail	$80,256,666	$32,700,837	$24,103,719
Partner	20,503,485	12,623,189	8,935,310
Total	$100,760,151	$45,324,026	$33,039,029
Loan originations by purpose:
Purchase	$28,301,076	$18,513,555	$16,640,101
Refinance	72,459,075	26,810,471	16,398,928
Total	$100,760,151	$45,324,026	$33,039,029
Loan originations (units)	297,450	152,588	129,987
Loans sold:
Servicing retained	$87,186,118	$20,360,739	$23,755,060
Servicing released	10,353,541	23,134,883	8,997,464
Total	$97,539,659	$43,495,622	$32,752,524
Loans sold (units)	289,512	148,426	129,757
Gain on sale margin	4.27%	2.81%	2.88%
Gain on sale margin - retail	4.41	3.39	3.62
Gain on sale margin - partner	3.06	1.16	1.09
IRLCs	$160,984,531	$75,262,459	$50,375,336
IRLCs (units)	471,723	268,692	214,537

Servicing metrics
Total servicing portfolio (unpaid principal balance)	$102,931,258	$36,336,126	$32,815,954
Total servicing portfolio (units)	342,600	148,750	141,561
60+ days delinquent ($)	$2,162,585	$383,272	$410,647
60+ days delinquent (%)	2.10%	1.05%	1.25%
Servicing rights at fair value, net(2)	$1,124,302	$444,443	$408,989
Weighted average servicing fee	0.31%	0.35%	0.33%
Multiple (3)	3.2x	3.6x	3.9x
(1) Refer to the section titled Non-GAAP Financial Measures for a discussion and reconciliation of our Non-GAAP financial measures.
(2) Amount represents the fair value of servicing rights, net of servicing liabilities, which are included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet.
(3) Amounts represents the fair value of servicing rights, net divided by the weighted average annualized servicing fee.

Results of Operations
Description of Components of Results of Operations
Our primary sources of revenue include gain on the origination and sale of loans, loan origination income, and servicing fee income. Changes in the fair value of our LHFS, servicing rights, and derivatives also impact our revenues. Other income reflects the pro rata share of net earnings from our joint ventures and fee income from title, escrow, and settlement services performed by our consolidated subsidiary, LD Settlement Services, LLC. Net interest income is interest income earned on our LHFS, net of interest expense on amounts borrowed under warehouse lines to finance such loans until sold.
Revenues
Net Interest Income. Net interest income reflects interest earned on LHFS offset by interest expense on amounts borrowed under warehouse lines to finance such loans until sold. For more information regarding our warehouse lines, see “—Liquidity and Capital Resources—warehouse lines” below.
Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, includes cash and non-cash elements and is comprised of the following components:
•Premiums on loan sales represent the net premium or discount we receive or pay in excess of the loan principal amount and certain fees charged by investors upon sale of the loans;
•Servicing right additions represent the fair value of the servicing rights generated by loans we have sold on a servicing retained basis;
•Unrealized gains or losses on derivative assets and liabilities, interest rate lock commitments (“IRLCs”) represent the change in the fair value of IRLCs;
•Provision for loan loss obligation related to loans sold represents the provision to establish our estimated liability for loan losses that we may experience as a result of a breach of representation or warranty provided to the purchasers or insurers of loans that we have sold;
•Unrealized gains or losses from Hedging Instruments represent the gain or loss on mandatory trades, forward sales contracts, interest rate swap futures and put options hedging LHFS and IRLCs;
•Realized gains or losses from Hedging Instruments represent the gain or loss related to pair-off settlements;
•Mark to market gain or loss on loans held for sale represent the change in fair value of LHFS.
•Discount points, rebates, and lender paid costs represent discount points collected, rebates paid to borrowers, and lender paid costs for the origination of loans (including broker fee compensation paid to independent wholesale brokers and brokerage fees paid to our joint ventures for referred loans).

Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net reflects both (i) changes in the fair value of servicing rights and (ii) gain or loss on sale of servicing rights. Changes in the fair value of servicing rights are influenced by borrower prepayment expectations and actual borrower prepayments (including through a mortgage loan refinancing) relating to the underlying loans that are, in turn, primarily influenced by interest rate levels and expectations.
Other Income. Other income reflects our pro rata share of the net earnings from joint ventures, fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS, a consolidated subsidiary which provides these services to our customers in conjunction with their real estate transactions.
Expenses
Personnel Expense. Personnel expense reflects employee compensation related to salaries, commissions, incentive compensation, benefits and other employee costs.

Marketing and Advertising Expense. Marketing and advertising expense primarily reflects online advertising costs, including fees paid to search engines, television, print and radio, distribution partners, master service agreements with brokers and desk rental agreements with realtors. We expense and do not capitalize any of our marketing spend.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates.
General and Administrative Expense. General and administrative expense reflects professional fees, data processing expense, communications expense and other operating expenses.
Occupancy Expense. Occupancy expense reflects our lease costs, utilities, maintenance and security expenses related to the operation of our facilities.
Depreciation and Amortization. Depreciation and amortization reflects depreciation and amortization of property and equipment, amortization of software development, amortization of assets under financing leases and amortization of intangible assets.
Subservicing Expense. Subservicing expense reflects the amounts that we pay to our subservicers to service our mortgage loan servicing portfolio.
Other Interest Expense. Other interest expense comprises costs for debt obligations and financing lease obligations. For more information regarding the debt obligations, see “—Liquidity and Capital Resources” below.

The following table sets forth our consolidated financial statement data for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
REVENUES:
Interest income	$142,879	$127,569	$122,079
Interest expense	(131,443)	(130,344)	(104,784)
Net interest income (expense)	11,436	(2,775)	17,295
Gain on origination and sale of loans, net	4,046,159	1,125,853	799,564
Origination income, net	258,807	149,500	153,036
Servicing fee income	185,895	118,418	141,195
Change in fair value of servicing rights, net	(284,521)	(119,546)	(51,487)
Other income	94,398	65,681	54,750
Total net revenues	4,312,174	1,337,131	1,114,353
EXPENSES:
Personnel expense	1,531,371	765,256	681,378
Marketing and advertising expense	264,337	187,880	190,777
Direct origination expense	124,754	93,531	83,033
General and administrative expense	171,712	100,493	95,864
Occupancy expense	39,262	37,209	38,309
Depreciation and amortization	35,669	37,400	36,279
Subservicing expense	81,710	41,397	50,433
Other interest expense	48,001	41,294	41,624
Total expenses	2,296,816	1,304,460	1,217,697
Income (loss) before income taxes	2,015,358	32,671	(103,344)
Provision (benefit) for income taxes	2,248	(1,749)	(475)
Net income (loss)	2,013,110	34,420	(102,869)
Net income attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to loanDepot, Inc.	$2,013,110	$34,420	$(102,869)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net income was $2.0 billion for the year ended December 31, 2020, an increase of $2.0 billion, compared to $34.4 million for the year ended December 31, 2019. Total originations were $100.8 billion for the year ended December 31, 2020, as compared to $45.3 billion for the year ended December 31, 2019, representing an increase of $55.4 billion or 122.3%. Of the total originations for the year ended December 31, 2020, our Retail and Partner Channels originated $80.3 billion and $20.5 billion, respectively, as compared to $32.7 billion and $12.6 billion, respectively, for the year ended December 31, 2019. We generated additional revenue and net income growth related to increased IRLCs and mortgage loan originations across all business channels. Our operating results were positively influenced by an attractive mortgage loan origination market during 2020 due to the decline in interest rates as a result of the COVID-19 global pandemic. The decrease in interest rates resulted in an increase in IRLCs and mortgage loan origination volumes.

Revenues
Net Interest Income (Expense). Net interest income was $11.4 million for the year ended December 31, 2020, as compared to net interest expense of $2.8 million for the year ended December 31, 2019, representing an increase of $14.2 million or 512.1%. The increase between periods was comprised of:
•     an increase of $15.3 million or 12.0% in interest income from the $1.2 billion increase in average balances of LHFS to $4.0 billion for the year ended December 31, 2020 compared to $2.8 billion for the year ended December 31, 2019, partially offset by a reduction in the yield on LHFS between periods. The increase in average balances was a result of increased originations between periods. The decrease in yield was due to the decline in mortgage interest rates during the first quarter of 2020 as a result of the COVID-19 global pandemic. Mortgage interest rates remained relatively flat before increasing toward the end of 2020.
•     an increase in interest expense of $1.1 million or 0.8% from a $1.1 billion increase in the average balance of warehouse and other lines of credit to $4.0 billion for the year ended December 31, 2020 from $2.8 billion for the year ended December 31, 2019, partially offset by a reduction in the cost of warehouse lines. The increase in average warehouse and other lines of credit balances was the result of increased utilization from higher originations between periods. The decrease in cost of warehouse and other lines of credit was due to decreases in 30-day LIBOR during the first and second quarters of 2020. The 30-day LIBOR remained relatively flat during the remainder of 2020.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was $4.0 billion for the year ended December 31, 2020, as compared to $1.1 billion for the year ended December 31, 2019, representing an increase of $2.9 billion or 259.4%. Gain on origination and sale of loans, net was comprised of the following components:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Premium from loan sales, net	$3,178,213	$905,257
Servicing rights additions	986,050	334,176
Unrealized gains from derivative assets and liabilities - IRLCs	518,836	67,742
Unrealized (losses) gains from Hedging Instruments	(198,080)	17,937
Realized losses from Hedging Instruments	(450,254)	(128,634)
Discount points, rebates and lender paid costs	(148,518)	(75,948)
Mark to market gain on loans held for sale	185,885	13,996
Provision for loan loss obligation for loans sold	(25,973)	(8,673)
	$4,046,159	$1,125,853

Changes in the components of gain on origination and sale of loans, net, during the year ended December 31, 2020 and 2019 were comprised of the following:
•     $3.2 billion in net premiums realized upon the sale of loans to investors for the year ended December 31, 2020, as compared to $905.3 million for the year ended December 31, 2019, representing an increase of $2.3 billion or 251.1%. The increase in net premiums realized upon the sale of loans to investors was a result of increased origination and sale volume as well as improved gain on sale margins. Gain on sale margin for 2020 was 4.27% compared to 2.81% for 2019.
•    $986.1 million in servicing rights additions from loans sold to investors on a servicing-retained basis for the year ended December 31, 2020, as compared to $334.2 million for the year ended December 31, 2019, representing an increase of $651.9 million or 195.1%, which was driven by an increase in volume of loans sold on a servicing-retained basis to $87.2 billion during the year ended December 31, 2020, as compared to $20.4 billion for the year ended December 31, 2019, partially offset by decreases in estimated servicing multiples and servicing fees between periods. The decreases in servicing multiples was attributable to higher estimated prepayment speeds resulting from the decreases in mortgage interest rates between periods. At December 31, 2020, the weighted average prepayment speed of our servicing portfolio was 14.0% compared to 13.3% as of December 31, 2019.
•    $518.8 million of net unrealized gains from IRLCs for the year ended December 31, 2020, as compared to $67.7 million for the year ended December 31, 2019, representing an increase of $451.1 million or 665.9%. The increase was primarily due to the increase in volume of IRLCs of $85.7 billion, or 113.9% to $161.0 billion for the year ended December 31, 2020 as compared to $75.3 billion for the year ended December 31, 2019;
•     $648.3 million of realized and unrealized losses from Hedging Instruments for the year ended December 31, 2020, as compared to $110.7 million for the year ended December 31, 2019. The increase was primarily due to the overall decline in interest rates during 2020 and the resulting increase in origination volumes and hedging activity during 2020;
•    $148.5 million of rebates paid to borrowers and lender paid costs, net of discount points collected from borrowers for the origination of loans for the year ended December 31, 2020, as compared to $75.9 million for the year ended December 31, 2019, representing an increase of $72.6 million or 95.6%. The increase is related to the increase in origination volumes between periods;
•    $185.9 million of fair value gains on LHFS for the year ended December 31, 2020, as compared to $14.0 million for the year ended December 31, 2019. The increase was primarily attributable to a higher average balance of LHFS during the year ended December 31, 2020 as compared to the year ended December 31, 2019, coupled with the impact of changes in the mortgage interest rate environment; and
•    $26.0 million of provision for loan loss obligations recorded for loans sold during the year ended December 31, 2020, as compared to $8.7 million for the year ended December 31, 2019, representing an increase of $17.3 million or 199.5%. The provision for loan loss obligations recorded reflects loan sale volumes which increased to $97.5 billion during the year ended December 31, 2020, as compared to $43.5 billion during the year ended December 31, 2019;
Origination Income, Net. Origination income, net, was $258.8 million for the year ended December 31, 2020, as compared to $149.5 million for the year ended December 31, 2019, representing an increase of $109.3 million or 73.1%. The increase in origination income, net, between periods was primarily the result of an increase in loan originations and other loan fees attributable to the growth in loan origination volumes.
Servicing Fee Income. Servicing fee income was $185.9 million for the year ended December 31, 2020, as compared to $118.4 million for the year ended December 31, 2019, representing an increase of $67.5 million or 57.0%. The increase in servicing fee income between periods was the result of an increase of $32.0 billion in the average UPB of our servicing portfolio due to an increase in servicing-retained loan sales. Our average servicing portfolio increased to $62.1 billion for the year ended December 31, 2020, as compared to $30.1 billion for the year ended December 31, 2019.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net was a loss of $284.5 million for the year ended December 31, 2020 as compared to $119.5 million for the year ended December 31, 2019, an increase in loss of $165.0 million or 138.0%, due to the increase in size of our servicing portfolio which partially contributed to:
•     $81.3 million in unrealized fair value losses, net of hedging gains, on servicing rights for the year ended December 31, 2020, as compared to losses of $30.1 million, net of hedging gains for the year ended December 31, 2019, primarily due to declining interest rates during both the year ended December 31, 2020 and 2019;
•     $200.5 million in realized losses resulting from increases in fallout and decay of the portfolio during the year ended December 31, 2020 as a result of increased prepayment speeds due to decreases in market interest rates, compared to $85.4 million during the year ended December 31, 2019. At December 31, 2020, the weighted average prepayment speed of our servicing portfolio was 14.0% compared to 13.3% as of December 31, 2019; and
•     $2.7 million in realized losses on sales of servicing rights associated with the sale of $972.0 million in UPB during the year ended December 31, 2020, as compared to $4.0 million in realized losses associated with the sale of $12.5 billion in UPB during the year ended December 31, 2019.

Other Income. Other income was $94.4 million for the year ended December 31, 2020, as compared to $65.7 million for the year ended December 31, 2019, representing an increase of $28.7 million or 43.7%. The increase between periods was primarily the result of an increase of $34.6 million in escrow and title fee income due to increased mortgage loan settlement services, partially offset by a $2.5 million decrease in income from our investments in joint ventures to $10.4 million for the year ended December 31, 2020, as compared to $12.9 million for the year ended December 31, 2019 and was primarily attributable to the sale and wind down of two of our joint ventures in 2019 coupled with reductions in net income from a joint venture related to changes in pricing structure, partially offset by increases in loan originations. Additionally, there was a decrease of $2.5 million in other income primarily attributable to sale of trading securities during the fourth quarter of 2019 and resulting decreases in income from trading securities to zero for the year ended December 31, 2020 from $1.3 million for the year ended December 31, 2019.
Expenses
Personnel Expense. Personnel expense was $1.5 billion for the year ended December 31, 2020, as compared to $765.3 million for the year ended December 31, 2019, representing an increase of $766.1 million or 100.1%. The increase between periods was primarily the result of an increase of $414.2 million in commissions due to the increase in loan origination volumes, coupled with increases in salaries and benefits expense due to the increase in headcount associated with the growth of our lending operation to support the increased loan origination volumes. As of December 31, 2020, we had 9,892 employees, as compared to 6,592 employees as of December 31, 2019, representing a 50.1% year-over-year increase.
Marketing and Advertising Expense. Marketing and advertising expense was $264.3 million for the year ended December 31, 2020, as compared to $187.9 million for the year ended December 31, 2019, representing an increase of $76.5 million or 40.7%. The increase was driven by our national brand campaign and additional acquired leads.
Direct Origination Expense. Direct origination expense was $124.8 million for the year ended December 31, 2020, as compared to $93.5 million for the year ended December 31, 2019, representing an increase of $31.2 million or 33.4%. The increase between periods was directly attributable to increased costs for underwriting, credit reports, appraisals, loan documents and other loan origination costs associated with increased loan origination volumes during the period.
General and Administrative Expense. General and administrative expense was $171.7 million for the year ended December 31, 2020, as compared to $100.5 million for the year ended December 31, 2019, representing an increase of $71.2 million or 70.9%. The increase between periods included $32.7 million of expense recorded for contingent consideration that was associated with the Mortgage Master acquisition, an $11.6 million increase in professional services and consulting, and a $9.2 million increase in office and equipment associated with software subscriptions and increases in our personnel.
Occupancy Expense. Occupancy expense was $39.3 million for the year ended December 31, 2020, as compared to $37.2 million for the year ended December 31, 2019, representing an increase of $2.1 million or 5.5%. The increase between periods was primarily the result of additional expansion of our retail locations between periods.
Depreciation and Amortization. Depreciation and amortization was $35.7 million for the year ended December 31, 2020, as compared to $37.4 million for the year ended December 31, 2019, representing a decrease of $1.7 million or 4.6%. The decrease between periods was the result of a higher portion of property and equipment, including technology hardware upgrades and internally developed software, becoming fully amortized.
Subservicing Expense. Subservicing expense was $81.7 million for the year ended December 31, 2020, as compared to $41.4 million for the year ended December 31, 2019, representing an increase of $40.3 million or 97.4%. The increase between periods was the result of the $32.0 billion increase in our average servicing portfolio to $62.1 billion for the year ended December 31, 2020, as compared to $30.1 billion for the year ended December 31, 2019.
Other Interest Expense. Other interest expense was $48.0 million for the year ended December 31, 2020, as compared to $41.3 million for the year ended December 31, 2019, representing an increase of $6.7 million or 16.2%. The increase between periods driven by the issuance of $500.0 million Senior Notes in October 2020 and an increase in draws on secured credit facilities, partially offset by decreases of $250.0 million from payoff of the Unsecured Term Loan and $75.0 million from payoff of the Convertible Debt.

Provision for Income Taxes. Provision for income taxes was $2.2 million for the year ended December 31, 2020, as compared to a benefit of $1.7 million for the year ended December 31, 2019. The increase in provision for income taxes was related to increased profitability of our taxable settlement service entities. As a result of the IPO and Reorganization in February 2021, the Company’s share of net taxable income of LD Holdings is subject to federal, state, and local income taxes.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net income was $34.4 million for the year ended December 31, 2019, an increase of $137.3 million, compared to a net loss of $102.9 million for the year ended December 31, 2018. Total originations were $45.3 billion for the year ended December 31, 2019, as compared to $33.0 billion for the year ended December 31, 2018, representing an increase of $12.3 billion or 37.2%. Of the total originations by channel for the year ended December 31, 2019, our Retail and Partner Channels originated $32.7 billion and $12.6 billion, respectively, as compared to $24.1 billion and $8.9 billion, respectively, for the year ended December 31, 2018. We generated additional revenue and net income growth related to increased IRLCs and mortgage loan originations across all business channels. Our operating results were positively influenced by an attractive mortgage loan origination market during the year ended December 31, 2019 during which interest rates remained relatively flat during the first half of the year before declining throughout the second half of 2019, resulting in an increase in IRLCs and mortgage loan origination volumes between periods.
Revenues
Net Interest Income (Expense). Net interest expense was $2.8 million for the year ended December 31, 2019, as compared to net interest income of $17.3 million for the year ended December 31, 2018, representing a decrease of $20.1 million or 116.0%. The decrease between periods was comprised of:
•     an increase of $5.5 million or 4.5% in interest income resulting from the $564.8 million increase in average balances of LHFS from $2.2 billion for the year ended December 31, 2018 to $2.8 billion for the year ended December 31, 2019, partially offset by a reduction in the yield on LHFS between periods. The increase in average loan balances was a result of the increases in originations between periods. The decrease in yield on LHFS was due to the decreases in market interest rates throughout 2019.
•     an increase in interest expense of $25.6 million or 24.4% resulting from the $562.5 million increase in average warehouse and other lines of credit balances from $2.3 billion for the year ended December 31, 2018 to $2.8 billion for the year ended December 31, 2019, partially offset by a reduction in the cost of warehouse and other lines of credit balances between periods. The increase in average warehouse and other lines of credit balance was a result of increased utilization from the increase in originations between periods.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was $1.1 billion for the year ended December 31, 2019, as compared to $799.6 million for the year ended December 31, 2018, representing an increase of $326.3 million or 40.8%. The increase was primarily attributable to the increase in loan originations during the period. The components of gain on origination and sale of loans, net, are as follows:

	Year Ended December 31,
	2019	2018
Premium from loan sales	$905,257	$496,488
Servicing rights additions	334,176	343,118
Unrealized gains (losses) from derivative assets and liabilities - IRLCs	67,742	(31,326)
Unrealized gains (losses) from Hedging Instruments	17,937	(27,147)
Realized (losses) gains from Hedging Instruments	(128,634)	95,063
Discount points, rebates and lender paid costs	(75,948)	(83,393)
Mark to market gain on loans held for sale	13,996	3,481
(Provision) reversal of loan loss obligation for loans sold	(8,673)	3,280
	$1,125,853	$799,564

Changes in the components of gain on origination and sale of loans, net, during the year ended December 31, 2019 and 2018 were comprised of the following:
•     $905.3 million in net premiums realized upon the sale of loans to investors for the year ended December 31, 2019, as compared to $496.5 million for the year ended December 31, 2018, representing an increase of $408.8 million or 82.3%. This increase was a result of the increase in loans sold between periods. During the year ended December 31, 2019, loans sold increased $10.7 billion, or 32.8% to $45.3 billion from $32.8 billion for the year ended December 31, 2018;
•    $334.2 million in retained servicing rights from loans sold to investors on a servicing-retained basis for the year ended December 31, 2019, as compared to $343.1 million for the year ended December 31, 2018, representing a decrease of $8.9 million or 2.6%, which was driven by a decrease in estimated servicing multiples from 3.9x as of December 31, 2018 to 3.6x as of December 31, 2019, coupled with a decrease in volume of loans sold on a servicing-retained basis to $23.9 billion for the year ended December 31, 2019, as compared to $26.8 billion for the year ended December 31, 2018. At December 31, 2019, the weighted average prepayment speed of our servicing portfolio was 13.3%, compared to 10.9% at December 31, 2018 and 11.0% at December 31, 2017;
•    $67.7 million of unrealized gains from IRLCs for the year ended December 31, 2019, as compared to unrealized losses of $31.3 million for the year ended December 31, 2018, representing an increase of $99.1 million or 316.2%. The increase was primarily due to the changes in interest rates and resulting $24.9 billion, or 49.4% increase in volume of IRLCs to $75.3 billion during the year ended December 31, 2019 as compared to $50.4 billion during the year ended December 31, 2018;
•     $110.7 million of realized and unrealized losses from Hedging Instruments for the year ended December 31, 2019, as compared to $67.9 million of realized and unrealized gains for the year ended December 31, 2018. The decrease in realized and unrealized gains was primarily due to the overall decrease in market interest rates and the increase in volume during the year ended December 31, 2019 as compared to the year ended December 31, 2018;
•    $75.9 million of rebates paid to borrowers and lender paid costs, net of discount points collected from borrowers for the origination of loans for the year ended December 31, 2019, as compared to $83.4 million for the year ended December 31, 2018, representing a decrease of $7.4 million or 8.9%;
•    $14.0 million of fair value gains on LHFS for the year ended December 31, 2019, as compared to $3.5 million for the year ended December 31, 2018. The increase was primarily attributable to the decreasing interest rate environment near the end of 2019, as compared to the rising interest rate environment near the end of 2018; and
•    $8.7 million of provision for loan loss obligations recorded for loans sold during the year ended December 31, 2019, as compared to a reversal of $3.3 million for the year ended December 31, 2018, representing an increase of $12.0 million or 364.4%. The provision for loan loss obligations recorded reflects loan sale volumes which increased to $43.5 billion during the year ended December 31, 2019, as compared to $32.8 billion during the year ended December 31, 2018;
Origination Income, Net. Origination income, net, was $149.5 million for the year ended December 31, 2019, as compared to $153.0 million for the year ended December 31, 2018, representing a decrease of $3.5 million or 2.3%. The decrease in origination income, net, between periods was primarily the result of decreases in loan origination fees resulting from (i) increased lender credits due to the competitive pricing market for loans in 2019 and (ii) decreases in fees from personal loans due to the discontinuation of consumer lending in 2018, partially offset by the increase in other loan fees attributable to the growth in loan origination volumes.
Servicing Income. Servicing income was $118.4 million for the year ended December 31, 2019, as compared to $141.2 million for the year ended December 31, 2018, representing a decrease of $22.8 million or 16.1%. The decrease in servicing income between periods was the result of a decrease of $10.9 billion in the average UPB of our servicing portfolio from a decrease in servicing-retained loan sales and bulk sales of servicing rights during 2019. Our average servicing portfolio decreased to $30.1 billion for the year ended December 31, 2019, as compared to $41.0 billion for the year ended December 31, 2018.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net was a loss of $119.5 million for the year ended December 31, 2019, as compared to a loss of $51.5 million for the year ended December 31, 2018, representing an increase in loss of $68.1 million or 132.2%. The increase in losses was the result of:
•     $30.1 million in fair value losses, net of hedging gains, on servicing rights for the year ended December 31, 2019, as compared to fair value gains of $20.5 million, net of hedging gains for the year ended December 31, 2018, primarily due to a decline in interest rates during the second half of 2019;
•     $85.4 million in realized losses resulting from increases in fallout and decay of the portfolio during the year ended December 31, 2019 as a result of increased prepayment speeds due to decreases in market interest rates during the second half of 2019, compared to $71.0 million during the year ended December 31, 2018; and
•     $4.0 million in realized losses on sales of servicing rights associated with the sale of $12.5 billion in UPB during the year ended December 31, 2019, as compared to a $1.1 million loss associated with the sale of $34.8 billion in UPB during the year ended December 31, 2018.
Other Income. Other income was $65.7 million for the year ended December 31, 2019, as compared to $54.8 million for the year ended December 31, 2018, representing an increase of $10.9 million or 20.0%. The increase between periods was primarily the result of an increase in escrow and title fee income due to overall increased mortgage loan settlement services, partially offset by a decrease in income from our investments in joint ventures to $12.9 million for the year ended December 31, 2019, as compared to $15.1 million for the year ended December 31, 2018 and was primarily attributable to the sale and wind down of two of our joint ventures in 2019 coupled with reductions in net income from a joint venture related to changes in pricing structure, partially offset by increases in loan originations.
Expenses
Personnel Expense. Personnel expense was $765.3 million for the year ended December 31, 2019, as compared to $681.4 million for the year ended December 31, 2018, representing an increase of $83.9 million or 12.3%. The increase between periods was primarily the result of an increase in commissions, salaries and benefits expense as a result of the increase in headcount associated with the growth of our lending operation to support increased loan origination volumes. As of December 31, 2019, we had 6,592 employees, as compared to 5,228 employees as of December 31, 2018, representing a 26.1% year-over-year increase.
Marketing and Advertising Expense. Marketing and advertising expense was $187.9 million for the year ended December 31, 2019, as compared to $190.8 million for the year ended December 31, 2018, representing a decrease of $2.9 million or 1.5%. The decrease between periods was primarily the result of reductions in direct mail campaigns, advertising, internet marketing and other marketing expenses, partially offset by increases in acquired leads.

Direct Origination Expense. Direct origination expense was $93.5 million for the year ended December 31, 2019, as compared to $83.0 million for the year ended December 31, 2018, representing an increase of $10.5 million or 12.6%. The increase between periods was primarily the result of increased underwriting, credit reports, appraisals, loan documents and other loan origination costs associated with increased loan origination volumes during the period.
General and Administrative Expense. General and administrative expense was $100.5 million for the year ended December 31, 2019, as compared to $95.9 million for the year ended December 31, 2018, representing an increase of $4.6 million or 4.8%. The increase between periods was primarily the result of an increase of $2.4 million in contingent consideration liability during the year ended December 31, 2019, as compared to a $4.9 million reduction in contingent consideration in the comparable period in 2018. The increase in contingent consideration during 2019 was primarily attributable to an increase in Mortgage Master’s estimated pre-tax earnings over the earn-out period, which is a key assumption in the calculation of the contingent consideration amount. The increase was partially offset by reductions in data and communication expense, professional services and consulting expense.
Occupancy Expense. Occupancy expense was $37.2 million for the year ended December 31, 2019, as compared to $38.3 million for the year ended December 31, 2018, representing a decrease of $1.1 million or 2.9%. The decrease between periods was primarily the result of $1.1 million in sublease income for the year ended December 31, 2019, compared to zero for the year ended December 31, 2018.
Depreciation and Amortization. Depreciation and amortization was $37.4 million for the year ended December 31, 2019, as compared to $36.3 million for the year ended December 31, 2018, representing an increase of $1.1 million or 3.1%. The increase between periods was the result of increased property and equipment through technology hardware upgrades and internally developed software associated with the growth of our lending business.
Subservicing Expense. Subservicing expense was $41.4 million for the year ended December 31, 2019, as compared to $50.4 million for the year ended December 31, 2018, representing a decrease of $9.0 million or 17.9%. The decrease between periods was the result of the decrease of $10.9 billion in the average UPB of our servicing portfolio, which resulted from a decrease in servicing-retained loan sales and bulk sales of servicing rights during 2019. Our average servicing portfolio decreased to $30.1 billion for the year ended December 31, 2019, as compared to $41.0 billion for the year ended December 31, 2018.
Other Interest Expense. Other interest expense was $41.3 million for the year ended December 31, 2019, as compared to $41.6 million for the year ended December 31, 2018, representing a decrease of $0.3 million or 0.8%. The decrease between periods was the result of the decrease in interest rates between periods, partially offset by an increase in outstanding debt obligations including additional interest expense from our Convertible Debt and an increase in financing lease obligations.
Provision for Income Taxes. Provision for income taxes was a benefit of $1.7 million for the year ended December 31, 2019, as compared to a benefit of $0.5 million for the year ended December 31, 2018, representing an increase of $1.3 million or 268.2%. The increase in benefit of income taxes was related to a reduction in the liability for uncertain tax position due to lapse of statute of limitations in the amount of $1.8 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.
Description of Certain Components of Consolidated Balance Sheets
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. All loans are reflected at fair value.
Derivative Assets and Liabilities, at Fair Value. Derivative assets and liabilities, at fair value, represent the fair value of IRLCs and Hedging Instruments, which may be positive or negative. We do not use derivative financial instruments for purposes other than in support of our risk management activities.
Servicing Rights, at Fair Value. Servicing rights, at fair value, represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize servicing rights at our estimate of the fair value of the contract to service the loans.

Warehouse and Other Lines of Credit. Warehouse lines and other lines of credit represent debt that is used to fund, and is secured by mortgage loans. warehouse lines are repaid using proceeds from the sale of loans. Warehouse lines carry base interest rates and may include annual facility fees, commitment fees and non-usage fees.
Debt obligations. Debt obligations consist of secured credit facilities, unsecured term loan, and convertible debt. Secured credit facilities are used for working capital purposes and to finance servicing rights and carry base interest rates plus a margin. Our unsecured term loan has a base interest rate plus a margin. Our Convertible Debt accrues interest at fixed rates that change over time and is used for working capital needs and general corporate purposes.
Loans Eligible for Repurchase/Liability for Loans Eligible for Repurchase. For certain loans guaranteed by Ginnie Mae, we (as the servicer) have the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent greater than 90 days. Once we have the unilateral right to repurchase the delinquent loan, we have effectively gained control over the loan and must re-recognize the loan on our consolidated balance sheet and establish a corresponding liability regardless of our intent to repurchase the loan.

 Financial Condition

The following table sets forth our consolidated balance sheet data as of the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019	2018
ASSETS
Cash and cash equivalents	$284,224	$73,301	$105,685
Restricted cash	204,465	44,195	8,307
Accounts receivable, net	138,122	121,046	130,473
Loans held for sale, at fair value	6,955,424	3,681,840	2,295,451
Derivative assets, at fair value	647,939	131,228	73,439
Servicing rights, at fair value	1,127,866	447,478	412,953
Trading securities	—	—	25,086
Property and equipment, net	85,002	80,897	90,954
Operating lease right-of-use assets	66,433	61,693	—
Prepaid expenses and other assets	77,241	52,653	49,675
Loans eligible for repurchase	1,246,158	197,812	183,814
Investments in joint ventures	17,528	17,030	17,001
Goodwill and other intangible assets, net	42,826	43,338	43,955
Total assets	$10,893,228	$4,952,511	$3,436,793

LIABILITIES AND EQUITY
Warehouse and other lines of credit	$6,577,429	$3,466,567	$2,126,640
Accounts payable, accrued expenses and other liabilities	442,928	196,102	167,177
Derivative liabilities, at fair value	168,169	9,977	32,575
Liability for loans eligible for repurchase	1,246,158	197,812	183,814
Operating lease liability	86,023	80,257	—
Financing lease obligations	3,442	33,816	29,803
Debt obligations, net	712,466	592,095	547,893
Total liabilities	9,236,615	4,576,626	3,087,902
Noncontrolling interest	1,656,613	375,885	348,891
Total liabilities and equity	$10,893,228	$4,952,511	$3,436,793
December 31, 2020 Compared to December 31, 2019
Assets
Cash and Cash Equivalents. Cash and cash equivalents were $284.2 million as of December 31, 2020, as compared to $73.3 million as of December 31, 2019, representing an increase of $210.9 million or 287.7%. The increase between periods was primarily the result of net income generated in the year ended December 31, 2020 from increased loan origination and sale volumes and net proceeds from warehouse borrowing and other lines of credit and debt obligations, partially offset by dividends and distributions of $643.1 million and redemptions of $97.6 million.
Restricted Cash. Restricted cash was $204.5 million as of December 31, 2020, as compared to $44.2 million as of December 31, 2019 representing an increase of $160.3 million or 362.6%. The increase between periods was primarily the result of increases in restricted cash pledged as collateral for our warehouse lines.

Accounts Receivable, Net. Accounts receivable, net, was $138.1 million as of December 31, 2020, as compared to $121.0 million as of December 31, 2019, representing an increase of $17.1 million or 14.1%. The increase between periods was primarily the result of an increase in receivables from hedging activities, partially offset by decreases in loan principal and interest receivable from loan sales due to reduced holding periods on our LHFS.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, were $7.0 billion as of December 31, 2020, as compared to $3.7 billion as of December 31, 2019, representing an increase of $3.3 billion or 88.9%. The increase during the year ended December 31, 2020 was primarily the result of originations of loans totaling $100.8 billion, offset by $97.5 billion in sales. At December 31, 2020, loans held for sale included valuation gains of $262.3 million compared to $76.4 million at December 31, 2019.
Derivative Assets, at Fair Value. Derivative assets, at fair value, were $647.9 million as of December 31, 2020, as compared to $131.2 million as of December 31, 2019, representing an increase of $516.7 million or 393.8%. The increase between periods was primarily the result of a $517.5 million increase in IRLCs, offset by a $0.8 million decrease in Hedging Instruments as a result of increased loan commitments from growth in our lending operation. At December 31, 2020, derivative assets included IRLCs with fair values and notional amounts of $647.3 million and $31.4 billion, respectively, compared to $129.9 million and $8.5 billion, respectively, at December 31, 2019.
Servicing Rights, at Fair Value. Servicing rights, at fair value, were $1.1 billion as of December 31, 2020, compared to $447.5 million as of December 31, 2019, representing an increase of $680.4 million or 152.0%. The increase between periods was primarily the result of $986.1 million in capitalized servicing rights from the sale of loans on a servicing retained basis, partially offset by a $95.8 million decrease in estimated fair value due to the decreasing interest rate environment, a $9.9 million decrease in servicing rights from the sale of $972.0 million in UPB of servicing rights, and a $200.5 million decrease due to principal amortization and prepayments during the year ended December 31, 2020.
Property and Equipment, Net. Property and equipment, net, was $85.0 million as of December 31, 2020, as compared to $80.9 million as of December 31, 2019, representing an increase of $4.1 million or 5.1%. The increase between periods was primarily the result of additions of $33.9 million consisting primarily of internally developed software cost associated with the expansion of our proprietary technology, capital expenditures associated with the growth of our company, and additional property and equipment, partially offset by depreciation of $35.2 million.
Operating lease right-of-use assets. Operating lease right-of-use assets were $66.4 million as of December 31, 2020, as compared to $61.7 million as of December 31, 2019, representing an increase of $4.7 million or 7.7%. The increase between periods was due to operating lease right-of-use assets obtained in exchange for operating lease liabilities totaling $29.8 million, partially offset by $25.0 million of amortization expense.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets were $77.2 million as of December 31, 2020, as compared to $52.7 million as of December 31, 2019, representing an increase of $24.6 million or 46.7%. The increase between periods was primarily due to a $23.1 million increase in servicing advances as a result of the growth in our servicing portfolio between periods.
Loans Eligible for Repurchase. Loans eligible for repurchase were $1.2 billion as of December 31, 2020, compared to $197.8 million as of December 31, 2019, representing an increase of $1.0 billion or 530.0%. The increase between periods was due to the increase in Ginnie Mae serviced loans that were 90 days or more delinquent at December 31, 2020, and was also attributable to the increase in our Ginnie Mae servicing portfolio.
Investments in Joint Ventures. Investments in joint ventures were $17.5 million as of December 31, 2020, as compared to $17.0 million as of December 31, 2019, representing an increase of $0.5 million or 2.9%. The increase between periods was primarily the result of earnings from joint ventures totaling $10.4 million and two new joint venture relationships with home builders totaling $0.8 million, offset by distributions and return of capital from joint ventures of $10.5 million and $0.2 million, respectively.
Goodwill and Other Intangible Assets, Net. Goodwill was $40.7 million as of December 31, 2020 and December 31, 2019. Intangible assets, net, were $2.1 million as of December 31, 2020, as compared to $2.6 million as of December 31, 2019, representing a decrease of $0.5 million or 19.7%. The decrease between periods was the result of $0.5 million in amortization expense during the year ended December 31, 2020 associated with intangible assets from prior acquisitions.

Liabilities and Equity
Warehouse and Other Lines of Credit. Warehouse and other lines of credit were $6.6 billion as of December 31, 2020, as compared to $3.5 billion as of December 31, 2019, representing an increase of $3.1 billion or 89.7%. The increase between periods was primarily the result of loan originations outpacing sales by $3.2 billion during the year ended December 31, 2020. For the year ended December 31, 2020, we originated and sold $100.8 billion and $97.5 billion, respectively, in loans. Our borrowing capacity under our warehouse lines increased to $8.1 billion at December 31, 2020 from $5.1 billion at December 31, 2019.
Accounts Payable, Accrued Expenses and Other Liabilities. Accounts payable, accrued expenses and other liabilities were $442.9 million as of December 31, 2020, as compared to $196.1 million as of December 31, 2019, representing an increase of $246.8 million or 125.9%. The increase between periods was primarily the result of a $201.9 million increase in accrued compensation and benefits associated with the increase in employees and commissions related to the increase in loan originations. Additionally, there was a $15.9 million increase in our loan repurchase reserve based on the increase in loan sale volume during the period.
Derivative Liabilities, at Fair Value. Derivative liabilities, at fair value, were $168.2 million as of December 31, 2020, as compared to $10.0 million as of December 31, 2019, representing an increase of $158.2 million or 1,585.6%. The increase is primarily related to increases in the notional value and fair value of forward loan sale commitments. At December 31, 2020, the notional value and fair value of forward loan sale commitments was $54.4 billion and $163.6 million, compared to $7.9 billion and $7.0 million at December 31, 2019. The increase was primarily due to the growth of our IRLC pipeline and LHFS at December 31, 2020 as compared to December 31, 2019.
Liability for Loans Eligible for Repurchase. Liability for loans eligible for repurchase was $1.2 billion as of December 31, 2020, as compared to $197.8 million as of December 31, 2019, representing an increase of $1,048.3 million or 530.0%. The increase between periods was due to the increase in Ginnie Mae serviced loans that were 90 days or more delinquent at December 31, 2020, and was also attributable to the increase in our Ginnie Mae servicing portfolio.
Operating lease liability. Operating lease liabilities were $86.0 million as of December 31, 2020, as compared to $80.3 million as of December 31, 2019, representing an increase of $5.8 million or 7.2%. The increase between periods was related to new operating lease liabilities incurred of $29.8 million and interest accretion of $5.4 million, partially offset by cash payments for operating leases of $29.4 million.
Financing Lease Obligations. Financing lease obligations were $3.4 million as of December 31, 2020, as compared to $33.8 million as of December 31, 2019, representing a decrease of $30.4 million or 89.8%. The decrease between periods was the result of capital lease buyouts and payments that totaled $35.7 million, partially offset by $5.4 million of purchases of equipment under financing leases to help facilitate our current and future growth of our business.
Debt Obligations. Debt obligations were $712.5 million as of December 31, 2020, as compared to $592.1 million as of December 31, 2019, representing an increase of $120.4 million or 20.3%, which reflect the issuance of $500.0 million Senior Notes in October 2020, partially offset by the full payoff of the $250.0 million Unsecured Term Loan and $75.0 million Convertible Debt and $72.3 million pay down of the Secured Credit Facilities.
Equity. Prior to the IPO, we completed a reorganization which changed our equity structure to a single class of LLC Units in LD Holdings as opposed to the previous capital structure that consisted of different classes of membership interests held by Continuing LLC Members. The LLC Units were then exchanged on a one-for-one basis for Holdco Units and Class C common stock. The Continuing Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. The reorganization is considered a transaction between entities under common control, therefore, the financial statements for the periods prior to the IPO and reorganization have been adjusted to combine the previously separate entities for presentation. The financial results of

LD Holdings and its subsidiaries are consolidated with loanDepot, Inc. and the consolidated net earnings or loss are allocated to the noncontrolling interest to reflect the entitlement of the Continuing LLC Members. Noncontrolling interests was $1.7 billion and $375.9 million as of December 31, 2020 and December 31, 2019, respectively. The increase of $1.3 billion included net income of $2.0 billion and equity-based compensation of $8.5 million; partially offset by dividends and distributions totaling $643.1 million and unit redemptions of $97.6 million.

December 31, 2019 Compared to December 31, 2018

Assets
Cash and Cash Equivalents. Cash and cash equivalents were $73.3 million as of December 31, 2019, as compared to $105.7 million as of December 31, 2018, representing a decrease of $32.4 million or 30.6%. The decrease between periods was primarily the result of cash used to post as collateral and haircuts for warehouse lines of credit associated with the increase in LHFS at December 31, 2019 as compared to December 31, 2018. Additionally, cash decreased as a result of an increase in our investment in MSR. Partially offsetting the decrease was an increase in cash from additional borrowings from debt obligations as well as net income generated in the year ended December 31, 2019 of $34.4 million.
Restricted Cash. Restricted cash was $44.2 million as of December 31, 2019, as compared to $8.3 million as of December 31, 2018 representing an increase of $35.9 million or 432.0%. The increase between periods was primarily the result of increases in restricted cash pledged as collateral for our warehouse lines.

Accounts Receivable, Net. Accounts receivable, net, was $121.0 million as of December 31, 2019, as compared to $130.5 million as of December 31, 2018, representing a decrease of $9.4 million or 7.2%. The decrease between periods was primarily the result of a decrease in holdback receivables from fewer bulk sales of servicing rights in 2019 compared to 2018 as well as a reduction in escrow and holdback receivables from loan sales. Partially offsetting the decrease was an increase in receivables for loan origination, loan principal and interest and settlement services related to the increase in LHFS at December 31, 2019 as compared to December 31, 2018.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, were $3.68 billion as of December 31, 2019, as compared to $2.30 billion as of December 31, 2018, representing an increase of $1.39 billion or 60.4%. The increase between periods was primarily the result of increased loan originations. For the year ended December 31, 2019, we originated and sold $45.3 billion and $43.5 billion in mortgage loans, respectively. At December 31, 2019, loans held for sale included valuation gains of $76.4 million compared to $60.2 million at December 31, 2018.
Derivative Assets, at Fair Value. Derivative assets, at fair value, were $131.2 million as of December 31, 2019, as compared to $73.4 million as of December 31, 2018, representing an increase of $57.8 million or 78.7%. The increase between periods was primarily the result of a $68.9 million increase in IRLCs, partially offset by an $11.0 million decrease in Hedging Instruments entered into as a result of increased loan commitments associated with the growth in our lending operation. At December 31, 2019, derivative assets included IRLCs with fair values and notional amounts of $129.9 million and $8.5 billion, respectively, compared to $61.0 million and $2.9 billion at December 31, 2018.
Servicing Rights, at Fair Value. Servicing rights, at fair value, were $447.5 million as of December 31, 2019, as compared to $413.0 million as of December 31, 2018, representing an increase of $34.5 million or 8.4%. The increase between periods was primarily the result of $334.2 million in capitalized servicing rights from the sale of loans on a servicing retained basis, partially offset by a $51.1 million decrease in estimated fair value due to the decreasing interest rate environment, a $162.2 million decrease in servicing rights from the sale of $12.5 billion in UPB of servicing rights, and $85.4 million in principal amortization and prepayments during the year ended December 31, 2019.
Trading Securities. Trading securities were zero as of December 31, 2019, as compared to $25.1 million as of December 31, 2018, representing a decrease of $25.1 million or 100.0%. The decrease between periods was the result of the sale of the trading securities portfolio.

Property and Equipment, Net. Property and equipment, net, was $80.9 million as of December 31, 2019, as compared to $91.0 million as of December 31, 2018, representing a decrease of $10.1 million or 11.1%. The decrease between periods was primarily the result of depreciation of $36.8 million, partially offset by additions of $11.0 million related to the capitalization of internally developed software costs, $12.0 million in acquisitions of computer hardware, and $3.7 million in capital expenditures associated with the expansion of our proprietary technology and growth of our lending platform.
Operating lease right-of-use assets. Operating lease right-of-use assets were $61.7 million as of December 31, 2019, as compared to zero as of December 31, 2018. The $61.7 million increase between periods was related to the adoption of the new lease accounting standard on January 1, 2019. As a result of the adoption, we recognized $71.9 million in operating lease right-of-use assets. Additionally, during the year ended December 31, 2019 we recognized $13.7 million of new operating lease right-of-use assets in exchange for operating lease liabilities, offset by $23.9 million in amortization. There was no similar activity during the year ended December 31, 2018.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets were $52.7 million as of December 31, 2019, as compared to $49.7 million as of December 31, 2018, representing an increase of $3.0 million or 6.0%. The increase between periods was primarily the result of increases in prepaid expenses associated with the growth of our origination platform and servicing portfolio.
Loans Eligible for Repurchase. Loans eligible for repurchase were $197.8 million as of December 31, 2019, as compared to $183.8 million as of December 31, 2018, representing an increase of $14.0 million or 7.6%. The increase between periods was due to the increase in Ginnie Mae serviced loans that were 90 days or more delinquent as of December 31, 2019, which was attributable to the increase in our Ginnie Mae servicing portfolio.
Investments in Joint Ventures. Investments in joint ventures were $17.0 million as of December 31, 2019 and 2018. During the year ended December 31, 2019, earnings from joint ventures were $12.9 million, offset by distributions from joint ventures of $12.9 million.
Goodwill and Intangible Assets, Net. Goodwill was $40.7 million as of December 31, 2019 and December 31, 2018. Intangible assets, net, were $2.6 million as of December 31, 2019, as compared to $3.2 million as of December 31, 2018, representing a decrease of $0.6 million or 19.2%. The decrease between periods was the result of $0.6 million in amortization expense during the year ended December 31, 2019 associated with intangible assets acquired in the iMortgage, Mortgage Master and CUSA acquisitions.

Liabilities and Equity
Warehouse and Other Lines of Credit. Warehouse and other lines of credit were $3.5 billion as of December 31, 2019, as compared to $2.1 billion as of December 31, 2018, representing an increase of $1.3 billion or 63.0%. The increase between periods was primarily the result of increased loan originations across all of our channels. For the year ended December 31, 2019, we originated and sold $45.3 billion and $43.5 billion, respectively, in loans. We increased our borrowing capacity with existing lenders under our warehouse lines to $5.1 billion during the year ended December 31, 2019 as compared to $4.3 billion at December 31, 2018.
Accounts Payable, Accrued Expenses and Other Liabilities. Accounts payable, accrued expenses and other liabilities were $196.1 million as of December 31, 2019, as compared to $167.2 million as of December 31, 2018, representing an increase of $28.9 million or 17.3%. The increase between periods was primarily the result of a $32.3 million increase in accrued compensation and benefits associated with the increase in employees and an increase of $20.7 million in accounts payable related to the growth in our businesses. Partially offsetting the increases were decreases in deferred rent related to the adoption of the new lease accounting standard on January 1, 2019 and decreases in other accrued liabilities.
Derivative Liabilities, at Fair Value. Derivative liabilities, at fair value, were $10.0 million as of December 31, 2019, as compared to $32.6 million as of December 31, 2018, representing a decrease of $22.6 million or 69.4%. The decrease was primarily related to declining market interest rates at the end of 2018, as compared to a relatively flat market interest rate environment at the end of 2019. Although notional amounts for our forward loan sale commitments increased year over year, the interest rate declines experienced at the end of 2018 resulted in a larger hedge liability. At December 31, 2019, the notional value and fair value of forward loan sale commitments was $7.9 billion and $7.0 million, compared to $4.1 billion and $32.0 million at December 31, 2018.
Liability for Loans Eligible for Repurchase. Liability for loans eligible for repurchase was $197.8 million as of December 31, 2019, as compared to $183.8 million as of December 31, 2018, representing an increase of $14.0 million or 7.6%. The increase between periods was due to the increase in Ginnie Mae serviced loans that were 90 days or more delinquent at December 31, 2019, which was attributable to the increase in our Ginnie Mae servicing portfolio.
Operating lease liability. Operating lease liability was $80.3 million as of December 31, 2019, as compared to zero as of December 31, 2018. The $80.3 million increase between periods was related to the adoption of the new lease accounting standard on January 1, 2019. As a result of the adoption, we recognized a $94.9 million operating lease liability. Additionally, during the year ended December 31, 2019 we recognized $13.7 million of new operating lease liabilities. Additionally, during the year ended December 31, 2019, operating lease liabilities were reduced by $34.0 million in cash payments for operating leases, offset by $5.6 million of interest accretion. There was no similar activity during the year ended December 31, 2018.
Financing Lease Obligations. Financing lease obligations were $33.8 million as of December 31, 2019, as compared to $29.8 million as of December 31, 2018, representing an increase of $4.0 million or 13.5%. The increase between periods was primarily the result of $7.8 million in proceeds from the financing of previously acquired assets and $14.2 million of purchases of equipment under financing leases to help facilitate the current and future growth of our business, partially offset by payments under financing lease obligations of $18.0 million.
Debt Obligations. Debt obligations were $592.1 million as of December 31, 2019, as compared to $547.9 million as of December 31, 2018, representing an increase of $44.2 million or 8.1%. The increase between periods was primarily the result of the Company entering into an agreement for the Convertible Debt of $50.0 million in August 2019, partially offset by the payoff of the Company's $8.0 million Securities Financing in May 2019.
Equity. Noncontrolling interests was $375.9 million and $348.9 million as of December 31, 2019 and December 31, 2018 respectively. The $27.0 million or 7.7% increase in equity between periods was primarily the result of $34.4 million of net income generated and $0.2 million in equity-based compensation, partially offset by $7.6 million in dividend payments.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments, warehouse lines and Secured Credit Facilities), fund new originations and purchases, meet servicing requirements, and make investments as we identify them. We forecast the need to have adequate liquid funds available to operate and grow our business. As of December 31, 2020, unrestricted cash and cash equivalents were $284.2 million and committed and uncommitted available capacity under our warehouse lines was $1.5 billion.
We fund substantially all of the mortgage loans we close through borrowings under our warehouse lines. Given the broad impact of the COVID-19 pandemic on the financial markets, our future ability to borrow money to fund our current and future loan production is unknown. Our mortgage origination liquidity could also be affected as our lenders reassess their exposure to the mortgage origination industry and either curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market. Even if such demand exists, we face a substantially higher repurchase risk as a result of the COVID-19 pandemic stemming from our clients inability to repay the underlying loans. In response to the COVID-19 pandemic, we have increased our cash position and total loan funding capacity with our current and new lending partners.
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of December 31, 2020, approximately 2.4%, or $2.4 billion UPB, of our servicing portfolio was in active forbearance. While these advance requirements may be significant at higher levels of forbearance, we believe we are very well-positioned in terms of our liquidity. In September 2020, we entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by us on behalf of Fannie Mae and Freddie Mac. We will continue evaluating the capital markets as well, which would further supplement our liquidity should the need arise.
Sources and Uses of Cash
Our primary sources of liquidity have been as follows: (i) funds obtained from our warehouse lines; (ii) proceeds from debt obligations; (iii) proceeds received from the sale and securitization of loans; (iv) proceeds from the sale of servicing rights; (v) loan fees from the origination of loans; (vi) servicing fees; (vii) title and escrow fees from settlement services, (viii) real estate referral fees, and (ix) interest income from LHFS.
Our primary uses of funds for liquidity have included the following: (i) funding mortgage loans; (ii) funding loan origination costs; (iii) payment of warehouse line haircuts required at loan origination; (iv) payment of interest expense on warehouse lines; (v) payment of interest expense under debt obligations; (vi) payment of operating expenses; (vii) repayment of warehouse lines; (viii) repayment of debt obligations; (ix) funding of servicing advances; (x) margin calls on warehouse lines or Hedging Instruments; (xi) payment of distributions and other amounts due to the holders of common units; (xii) payments of cash dividends subject to the discretion of our board of directors, (xiii) repurchases of loans under representation and warranty breaches; (ix) earnout payments from acquisitions, and (x) costs relating to subservicing.
We rely on the secondary mortgage market as a source of long-term capital to support our mortgage lending operations. Approximately 90% of the mortgage loans that we originated during the year ended December 31, 2020 were sold in the secondary mortgage market to Fannie Mae or Freddie Mac or, in the case of MBS guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA. We also sell loans to many private investors.
At this time, we believe that there are no material market trends that would affect our access to long-term or short-term borrowings sufficient to maintain our current operations, or that would likely cause us to cease to be in compliance with applicable covenants for our indebtedness or that would inhibit our ability to fund our loan operations and capital commitments for the next twelve months. However, should those trends change, we believe we could retain less or sell additional servicing rights, scale back growth or take other actions to mitigate any significant increase in demands on our liquidity.

Warehouse Lines and Debt Obligations
Warehouse lines are discussed in Note 12- Warehouse and Other Lines of Credit and debt obligations are discussed in Note 13- Debt Obligations of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
We finance most of our loan originations on a short-term basis using our warehouse lines. Under our warehouse lines, we agree to transfer certain loans to our counterparties against the transfer of funds by them, with a simultaneous agreement by the counterparties to transfer the loans back to us at the date loans are sold, or on demand by us, against the transfer of funds from us. We do not recognize these transfers as sales for accounting purposes. We typically repurchase the loans within 6 to 15 days of funding. Our warehouse lines are short-term borrowings which mature in less than one year with the exception of our securitization facilities which have terms of two and three years. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales.
As of December 31, 2020, we had $8.1 billion of capacity under our warehouse lines, of which $2.8 billion was committed. Our $8.1 billion of capacity as of December 31, 2020 was comprised of $7.0 billion with maturities staggered throughout 2021, $600.0 million maturing in 2022 and $500.0 million maturing in 2023. As of December 31, 2020, we maintained warehouse lines with fourteen counterparties. Our warehouse lines typically have terms of one year and are routinely renewed annually. As of December 31, 2020, we had $6.6 billion of borrowings outstanding under these facilities and $1.5 billion of additional availability under our facilities.
When we draw on the warehouse lines, we must pledge eligible loan collateral and make a capital investment, or “haircut,” upon financing the loans, which is generally determined by the type of collateral provided and the warehouse line terms. Our warehouse line providers require a haircut based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. With the expected future increase in loan origination volumes, we will be required to use additional capital for haircuts and increase our restricted cash balances with our warehouse lenders. As of December 31, 2020, we had $6.7 million in restricted cash posted as additional collateral with our warehouse lenders, as compared to $4.4 million as of December 31, 2019. Additionally, as of December 31, 2020, we had $170.4 million in restricted cash posted as additional collateral for our securitization facilities, as compared to zero as of December 31, 2019.
Interest on our warehouse lines varies by facility and depends on the type of loan that is being financed or the period of time that a loan is transferred to our warehouse line counterparty. As of December 31, 2020, interest expense under our warehouse lines was generally based on 30-day LIBOR plus a margin and in some cases a minimum interest rate and certain commitment and utilization fees apply. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan.
Our warehouse lines require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and net income. As of December 31, 2020, we were in compliance with all of our warehouse lending covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

Secured debt obligations as of December 31, 2020 totaled $221.2 million net of $2.4 million of deferred financing costs, as compared to $294.0 million net of $1.9 million of deferred financing costs as of December 31, 2019. Secured debt obligations as of December 31, 2020 included our 2020-VF1 Notes, GMSR VFN, and term notes. Secured debt obligations as of December 31, 2019 included secured credit facilities, GMSR VFN, and term notes. The 2020-VF1 Notes are secured by loanDepot.com, LLC’s rights to reimbursement for advances made pursuant to Fannie Mae and Freddie Mac requirements and mature in September 2021 (unless earlier redeemed in accordance with their terms). The GMSR VFN is secured by Ginnie Mae mortgage servicing rights and matures in October 2021. The Term Notes are secured by certain participation certificates relating to Ginnie Mae mortgage servicing rights pursuant to the terms of a base indenture and mature in October 2023. The 2020-VF1 Notes, GMSR VFN, and term notes accrue interest at 30-day LIBOR plus a margin per annum. Our secured debt obligations require us to satisfy certain financial covenants, we were in compliance with all such covenants as of December 31, 2020 and December 31, 2019.

Unsecured debt obligations as of December 31, 2020 totaled $491.3 million net of $8.7 million of deferred financing costs, as compared to $298.0 million net of $2.0 million of deferred financing costs as of December 31, 2019. Unsecured debt obligations as of December 31, 2020 consisted of our Senior Notes issued in October 2020. The Senior Notes will mature on November 1, 2025. Interest on the Senior Notes accrues at a rate of 6.50% per annum. Unsecured debt obligations as of December 31, 2019 consisted of our unsecured term loan and convertible debt that were repaid in October 2020.

Dividends and Distributions
During the year ended December 31, 2020, we paid dividends and distributions to holders of LLC Units under LD Holdings of $643.1 million and redeemed LLC Units of $97.6 million.
Beginning with second quarter of 2021, we intend to pay cash dividends subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, including the satisfaction of our obligations under the tax receivable agreement, restrictions in our debt agreements, business prospects and other factors that our board of directors may deem relevant.
Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing our indebtedness. Future agreements may also limit our ability to pay dividends.
Financing Lease Transactions
We lease certain equipment under agreements that are classified as financing leases. The cost of equipment under financing leases, net of accumulated amortization, is included in property and equipment, net in our consolidated balance sheets. At December 31, 2020, financing lease obligations had original lease terms of three years. The transactions have been accounted for as financing arrangements, wherein the property remains on our books and continues to be depreciated. We have the option to purchase the leased equipment at the end of the leases.

Interest expense incurred on financing leases during the year ended December 31, 2020, 2019 and 2018 was $1.7 million, $1.1 million and $1.3 million, respectively, and is included in other interest expense in the consolidated statements of operations. At December 31, 2020, we decreased our financing lease obligations to $3.4 million as compared to $33.8 million at December 31, 2019 as the result of the early payoff of several financing leases during the fourth quarter of 2020.
Margin Calls
Our warehouse lines, secured credit facilities, and certain derivative financial instruments contain margin call provisions that, under specific market conditions and terms, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. Under our warehouse lines, secured credit facilities and certain derivative financial instruments, a margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to the related financing agreement. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.
Contractual Obligations and Commitments
Our estimated contractual obligations as of December 31, 2020 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse lines	$6,577,429	$5,477,429	$1,100,000	$—	$—
Debt obligations(1):
Secured credit facilities	223,593	23,593	200,000	—	—
Senior notes	500,000	—	—	500,000	—
Operating lease obligations(2)	101,095	29,490	40,966	20,126	10,513
Financing lease obligations(3)	3,442	2,296	1,146	—	—
Total contractual obligations	$828,130	$55,379	$242,112	$520,126	$10,513
(1)    Amounts exclude $11.1 million in deferred financing costs at December 31, 2020.
(2)    Represents lease obligations for office space under non-cancelable operation lease agreements.
(3)    Represents lease obligations for equipment under non-cancelable financing lease agreements.
In addition to the above contractual obligations, we also had commitments to originate loans of $31.5 billion as of December 31, 2020. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above.

Off-Balance Sheet Arrangements
As of December 31, 2020, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.
When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.
Fair Value of Financial Instruments
We use fair value measurements in fair value disclosures and to record certain assets and liabilities at fair value on a recurring basis (such as servicing rights, IRLCs, LHFS and Hedging Instruments). We have elected fair value accounting for servicing rights and LHFS, as permitted under current accounting guidance, to more closely align our accounting with our interest rate risk management strategies.
When observable market prices do not exist for our financial instruments, we estimate fair value primarily by using cash flow and other valuation models. Our valuation models may include adjustments, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. The process for determining fair value using unobservable inputs, such as discount rates, prepayment speeds, default rates and cost of servicing, is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our statements of operations as well as our balance sheets.
Loans Held for Sale
Loans that are intended to be sold in the foreseeable future, including residential mortgage loans, are reported as LHFS. We account for LHFS under the fair value option. Fair value of LHFS is typically calculated using observable market information, including pricing from actual market transactions or observable market prices from other loans that have similar collateral, credit, and interest rate characteristics. Gains or losses from the sale of loans are recognized based upon the difference between the selling price and fair value of the related loans upon the sale of such loans.
In order to facilitate the origination and sale of loans, we have entered into various agreements with warehouse lenders. These agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. LHFS are considered sold when we surrender control over the financial assets and those financial assets are legally isolated from us in the event of our bankruptcy. We account for all repurchase agreements as secured borrowings.

Servicing Rights
Servicing rights are assets that are created when the loan is sold and we retain the right to service the loan. Servicing of loans includes payment processing, remittance of funds to investors, collection of delinquent payments, and, in the case of mortgage loans, payment of taxes and insurance and disposition of foreclosed properties. In return for these services, we receive servicing fee income and ancillary fee income. The servicing rights are initially recorded at fair value, which is estimated by using a valuation model that calculates the present value of estimated future net servicing cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of the cost of servicing, the discount rate, the float value, the inflation rate, estimated prepayment speeds and default rates. We use a dynamic model to estimate the fair value of our servicing rights. These judgments and assumptions may have a significant effect on our measurements of the servicing rights, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our statements of operations as well as our balance sheets
We have elected to account for the measurement of servicing rights using the fair value method, whereby the servicing rights are initially recorded on our balance sheet at fair value with subsequent changes in fair value recorded in earnings during the period in which the changes in fair value occur. We believe that accounting for servicing rights at fair value best reflects the impact of current market conditions on our servicing rights, and our investors and other users of our financial statements will have greater insight into management’s views as to the value of our servicing rights at each reporting date. The fair value of the servicing rights is assessed at each reporting date using the methods described above.

Derivative Financial Instruments
We enter into derivative instruments to serve the financial needs of our customers and to reduce our risk exposure to fluctuations in interest rates. For example, we enter into IRLCs with certain customers to originate residential mortgage loans at specified interest rates and within a specified period of time. IRLCs on loans that are intended to be sold are accounted for as derivatives, with changes in fair value recorded in the consolidated statement of operations as part of gain on origination and sale of loans, net. The fair value of an IRLC is based upon changes in the fair value of the underlying loans estimated to be realizable upon sale into the secondary market. In estimating the fair value of an IRLC, we also adjust the fair value of the underlying loan to reflect the estimated pull-through rate of commitments that will result in a closed loan; our estimate of this percentage will primarily vary based on the age of the underlying commitment, the underlying loan’s current status in the origination process and changes in loan interest rates.
The primary factor influencing the probability that a loan will fund within the terms of the IRLC, prior to a loan package being submitted to underwriting, is the change, if any, in interest rates subsequent to the commitment date. In general, the probability of funding increases if interest rates rise and decreases if interest rates fall. This is due primarily to the relative attractiveness of current interest rates compared to the applicant’s committed rate. Once a loan package is submitted to underwriting, the current status of the loan in the origination process is the primary factor influencing the probability that a loan will fund within the terms of the IRLC. Additionally, the probability that a loan will fund within the terms of the IRLC is influenced by the source of the application, age of the application, purpose of the loan (purchase or non-purchase) and the application approval rate.
We manage the interest rate risk associated with our outstanding IRLCs, LHFS and servicing rights by entering into derivative financial instruments. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, and discounted cash flow methodologies. Fair value estimates also take into account counterparty credit risk and our own credit standing.
Loan Repurchase Reserve
Loans sold to investors by us and which met investor and Agency underwriting guidelines at the time of sale may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient.
We establish a reserve for loan repurchases and indemnifications related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase obligation, whether or not we currently service those loans, based on a combination of factors. Such factors include the type of loan, the channel from which it came, LTV and other loan-related specifics. The process for determining the measurement of the liability involves certain unobservable inputs such as estimated repurchase demand and repurchases, and loss severity and is generally subjective and involves a high degree of management judgment and assumptions. These judgments and assumptions may have a significant effect on our measurements of the liability, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our statements of operations as well as our balance sheets.

Equity-Based Compensation
The Company’s 2009 Incentive Equity Plan, 2012 Incentive Equity Plan, and 2015 Incentive Equity Plan (collectively, the “Plans”) provide for awards of various classes of Common Units, as described in the Plans. The Company uses the grant-date fair value of equity awards to determine the compensation cost associated with each award. Grant-date fair value is determined using the Black-Scholes pricing model adjusted for unique characteristics of the specific awards. Compensation cost for service-based equity awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for awards with only service conditions that have graded vesting schedules is recognized on a straight-line basis over the requisite service period for the entire award such that compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. Expense is reduced for actual forfeitures as they occur. The cost of equity-based compensation is recorded to personnel expense.

Recent Accounting Pronouncements
Refer to Note 2- Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of recently issued accounting guidance.

Non-GAAP Financial Measures

To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted Total Revenue, Adjusted EBITDA, and Adjusted Net Income as non-GAAP measures. We believe Adjusted Total Revenue, Adjusted EBITDA, and Adjusted Net Income provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting net interest expense), taxation, the age and book depreciation of facilities (affecting relative depreciation expense) and the amortization of intangibles, which may vary for different companies for reasons unrelated to operating performance, as well as certain historical cost (benefit) items which may vary for different companies for reasons unrelated to operating performance. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies.

We define “Adjusted Total Revenue” as total revenues, net of the change in fair value of mortgage servicing rights (“MSRs”) and the related hedging gains and losses. We define “Adjusted EBITDA” as earnings before interest expense and amortization of debt issuance costs on non-funding debt, income taxes, depreciation and amortization, change in fair value of MSRs, net of the related hedging gains and losses, change in fair value of contingent consideration, stock compensation expense and management fees, and IPO related expense. We define “Adjusted Net Income” as tax-effected earnings before stock compensation expense and management fees, IPO expense, and the change in fair value of MSRs, net of the related hedging gains and losses, and the tax effects of those adjustments. Adjustments for income taxes are made to reflect LD Holdings historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. We exclude from each of these non-GAAP measures the change in fair value of MSRs and related hedging gains and losses as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operations. We also exclude stock compensation expense, which is a non-cash expense, management fees and IPO expenses as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense)”, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

Adjusted Total Revenue, Adjusted EBITDA, and Adjusted Net Income have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted Total Revenue, Adjusted Net Income, and Adjusted EBITDA do not reflect any cash requirement for such replacements or improvements; and
•they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows.

Because of these limitations, Adjusted Total Revenue, Adjusted EBITDA and Adjusted Net Income are not intended as alternatives to total revenue, net income (loss), or net income attributable to the Company or as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Total Revenue, Adjusted Net Income, and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for a reconciliation of these non-GAAP measures to their most comparable U.S. GAAP measures.

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2020	2019	2018
Total net revenue	$4,312,174	$1,337,131	$1,114,353
Change in fair value of servicing rights (1)	95,395	51,639	(34,073)
Net losses (gains) from derivatives hedging servicing rights (1)	(14,490)	(20,974)	13,529
Realized and unrealized (gains) losses from derivative assets and liabilities (2)	(140,172)	(21,618)	13,852
Change in fair value of servicing rights, net of hedging gains and losses (3)	(59,267)	9,047	(6,692)
Adjusted total revenue	$4,252,907	$1,346,178	$1,107,661
(1)Included in change in fair value of servicing rights, net in the Company’s consolidated statements of operations.
(2)Included in gain on origination and sale of loans, net in the Company’s consolidated statements of operations, as shown below:

(Dollars in thousands) (Unaudited):	Year Ended December 31,
	2020	2019	2018
Unrealized (losses) gains from derivative assets and liabilities	$320,756	$85,679	$(58,473)
Less: Unrealized gains (losses) from derivative assets and liabilities—IRLC and LHFS	288,325	95,578	(66,150)
Unrealized gains (losses) from derivative assets and liabilities—servicing rights	32,431	(9,899)	7,677
Realized (losses) gains from derivative assets and liabilities	(450,254)	(128,634)	95,063
Less: Realized (losses) gains from derivative assets and liabilities—IRLC and LHFS	(557,995)	(160,151)	116,592
Realized gains (losses) from derivative assets and liabilities—servicing rights	107,741	31,517	(21,529)
Realized and unrealized gains (losses) from derivative assets and liabilities—servicing rights	$140,172	$21,618	$(13,852)

(3)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income to Adjusted Net Income (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$2,013,110	$34,420	$(102,869)
Income tax expense (benefit)	2,248	(1,749)	(475)
Income (loss) before taxes (benefit)	2,015,358	32,671	(103,344)
Adjustments to income taxes (benefit) (1)	518,733	8,410	(25,867)
Tax-effected net income (loss) (1)	1,496,625	24,261	(77,477)
Change in fair value of servicing rights, net of hedging gains and losses (2)	(59,267)	9,047	(6,692)
Stock compensation expense and management fees	9,565	1,219	3,181
IPO expenses	2,560	—	—
Tax effect of adjustments (3)	12,134	(2,642)	879
Adjusted net income (loss)	$1,461,617	$31,885	$(80,109)
(1)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to income tax (benefit) reflect the effective income tax rates below:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	4.74	4.74	4.03
Effective income tax rate	25.74%	25.74%	25.03%

(2)Amounts represent the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.
(3)Amounts represent the income tax effect of (a) change in fair value of servicing rights, net of hedging gains and losses, (b) stock compensation expense and management fees, and (c) IPO expense at the aforementioned effective income tax rates.

Reconciliation of Net Income to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$2,013,110	$34,420	$(102,869)
Interest expense — non-funding debt (1)	48,001	41,294	41,624
Income tax expense (benefit)	2,248	(1,749)	(475)
Depreciation and amortization	35,669	37,400	36,279
Change in fair value of servicing rights, net of hedging gains and losses (2)	(59,267)	9,047	(6,692)
Change in fair value - contingent consideration	32,650	2,374	(4,881)
Stock compensation expense and management fees	9,565	1,219	3,181
IPO expenses	2,560	—	—
Adjusted EBITDA	$2,084,536	$124,005	$(33,833)
(1)Represents other interest expense, which include amortization of debt issuance costs, in the Company's consolidated statement of operations.
(2)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to various risks which can affect our business, results and operations. The primary market risks to which we are exposed include interest rate risk, credit risk, prepayment risk and inflation risk.
We manage our interest rate risk and the price risk associated with changes in interest rates pursuant to the terms of an Interest Rate Risk Management Policy which (i) quantifies our interest rate risk exposure, (ii) lists the derivatives eligible for use as Hedging Instruments and (iii) establishes risk and liquidity tolerances.
Interest Rate Risk
Our principal market exposure is to interest rate risk as our business is subject to variability in results of operations due to fluctuations in interest rates. We anticipate that interest rates will remain our primary benchmark for market risk for the foreseeable future. Changes in interest rates affect our assets and liabilities measured at fair value, including LHFS, IRLCs, servicing rights and Hedging Instruments. In a declining interest rate environment, we would expect our results of operations to be positively impacted by higher loan origination volumes and loan margins. However, we would expect our results of operations to be negatively impacted by higher actual and projected loan prepayments related to our loan servicing portfolio and a decrease in the value of our servicing rights. As interest rates decline, our LHFS and IRLCs generally increase in value while our Hedging Instruments utilized to hedge against interest rate risk decrease in value. In a rising interest rate environment, we would expect a negative impact on the results of operations of our production activities and a positive impact on the results of operations of our servicing activities (principally through an increase in the fair value of our servicing rights). As interest rates increase, our LHFS and IRLCs generally decrease in value while our Hedging Instruments typically increase in value. The interaction between the results of operations of our various activities is a core component of our overall interest rate risk strategy. See “—Sensitivity Analysis” for tabular analysis on the impact of changes in interest rates on our financial assets and liabilities measured at fair value.
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range between 10 and 60 days; and our average holding period of the loan from funding to sale was 14.3 days during the year ended December 31, 2020.
We manage the interest rate risk associated with our outstanding IRLCs, LHFS and servicing rights by entering into Hedging Instruments. Management expects these Hedging Instruments will experience changes in fair value opposite to changes in fair value of the IRLCs and LHFS, thereby reducing earnings volatility. We take into account various factors and strategies in determining the portion of IRLCs, LHFS and servicing rights that we want to economically hedge. Our expectation of how many of our IRLCs will ultimately close is a key factor in determining the notional amount of Hedging Instruments used in hedging the position. See “Item 1A. Risk Factors—Risks Related to Our Business—Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.”

Credit Risk
We are subject to credit risk in connection with our loan sale transactions. While our contracts vary, we provide representations and warranties to purchasers and insurers of the mortgage loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. The representations and warranties require adherence to applicable origination and underwriting guidelines (including those of Fannie Mae, Freddie Mac and Ginnie Mae), including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements and compliance with applicable federal, state and local law.
We record a provision for losses relating to such representations and warranties as part of our loan sale transactions. The level of the liability for losses from representations and warranties is difficult to estimate and requires considerable management judgment. The level of loan repurchase losses is dependent on economic factors, trends in property values, investor repurchase demand strategies and other external conditions that may change over the lives of the underlying loans. We evaluate the adequacy of our liability for losses from representations and warranties based on our loss experience and our assessment of incurred losses relating to loans that we have previously sold and which remain outstanding at the balance sheet date. As our portfolio of loans sold subject to representations and warranties grows and as economic fundamentals change, such adjustments can be material. However, we believe that our current estimates adequately approximate the losses incurred on our sold loans subject to such representations and warranties.
Additionally, we are exposed to credit risk associated with our customers from our LHFS as well as credit risks related to our counterparties including our subservicer, Hedging Instrument counterparties and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates.
In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the year ended December 31, 2020 and 2019, we incurred no losses due to nonperformance by any of our counterparties.

Prepayment Risk
Prepayment risk is affected by interest rates (and their inherent risk) and borrowers’ actions relative to their underlying loans. To the extent that the actual prepayment speed on the loans underlying our servicing rights differs from what we projected when we initially recognized them and when we measured fair value as of the end of each reporting period, the carrying value of our investment in servicing rights will be affected. In general, an increase in prepayment expectations will decrease our estimates of the fair value of the servicing right, thereby reducing expected servicing income. We monitor the servicing portfolio to identify potential refinancings and the impact that would have on associated servicing rights.
Inflation Risk
Almost all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Additionally, our financial statements are prepared in accordance with GAAP and our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

Sensitivity Analysis
Our total market risk is influenced by various factors including market volatility and the liquidity of capital markets. There are certain limitations inherent in the sensitivity analysis presented, including (i) the necessity to conduct the analysis based on a single point in time, (ii) the inability to include or fully anticipate the complex market reactions that normally would arise from the market shifts modeled, (iii) the accuracy of various models and assumptions used, including prepayment forecasts and discount rates and (iv) the inability to include other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances.
We used December 31, 2020 market rates on our instruments to perform the sensitivity analysis on our financial assets and liabilities measured at fair value. The interest rate sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
The following tables summarize the estimated change in fair value of our financial assets and liabilities measured at fair value as of December 31, 2020, given hypothetical parallel shifts in interest rates:

	As of December 31, 2020
Shift in interest rates	Down 75 bps	Down 50 bps	Down 25 bps	0	Up 25 bps	Up 50 bps	Up 75 bps
	($ in thousands)
Fair value:
IRLCs	$831,682	$908,094	$972,930	$647,045	$262,732	$234,010	$182,592
LHFS	6,988,246	7,000,987	7,012,091	6,955,424	6,887,636	6,881,826	6,871,030
Servicing rights	902,164	966,379	1,048,076	1,124,302	1,192,990	1,255,118	1,310,690
Derivative assets and liabilities (excluding IRLCs)	(303,988)	(361,235)	(408,121)	(167,275)	135,014	192,816	244,158
Total	$8,418,104	$8,514,225	$8,624,976	$8,559,496	$8,478,372	$8,563,770	$8,608,470

Change in fair value (%):
IRLCs	28.5%	40.3%	50.4%	—%	(59.4)%	(63.8)%	(71.8)%
LHFS	0.5	0.7	0.8	—	(1.0)	(1.1)	(1.2)
Servicing rights	(19.8)	(14.0)	(6.8)	—	6.1	11.6	16.6
Derivative assets and liabilities (excluding IRLCs)	(81.7)	(116.0)	(144.0)	—	180.7	215.3	246.0
Total	(1.7)	(0.5)	0.8	—	(0.9)	—	0.6

Item 8. Financial Statements and Supplementary Data

LOANDEPOT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of loanDepot, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of loanDepot, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Servicing Rights
Description of the Matter
The estimated fair value of the Company’s servicing rights totaled $1.1 billion as of December 31, 2020. As described in Note 1 to the consolidated financial statements, the Company uses a discounted cash flow model to estimate the fair value of servicing rights. The key inputs used in the valuation of servicing rights include mortgage prepayment speeds, cost to service the loans and discount rates.
Auditing management’s estimate of the fair value of servicing rights is complex due to the use of a valuation model and is subjective due to the high degree of judgment in management’s determination of mortgage prepayment speeds, cost to service the loans and discount rates, which are significant unobservable inputs used in the Company’s valuation model.

How We Addressed the Matter in Our Audit	To test the fair value of servicing rights, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the Company’s valuation model. We compared the fair value estimate developed by management to those from the third-party valuation firms utilized by management and evaluated the competency and objectivity of these firms. With the assistance of our internal valuation specialist, we evaluated whether the Company’s key inputs were supportable by comparing those inputs to industry data used by market participants, historical results, current market and economic trends, and independently developing a range of inputs. We utilized an internal valuation specialist to independently calculate a range of fair values for substantially all of the Company’s servicing rights and compared to management’s fair value estimate of servicing rights based on the Company’s valuation model.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2015.
Los Angeles, California
March 15, 2021

loanDepot, Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$284,224	$73,301
Restricted cash	204,465	44,195
Accounts receivable, net	138,122	121,046
Loans held for sale, at fair value (includes $1,595,442 and $807,599 pledged to creditors in securitization trusts at December 31, 2020 and December 31, 2019, respectively)	6,955,424	3,681,840
Derivative assets, at fair value	647,939	131,228
Servicing rights, at fair value (includes $300,465 and $281,255 pledged to creditors in securitization trusts at December 31, 2020 and December 31, 2019, respectively)	1,127,866	447,478
Property and equipment, net	85,002	80,897
Operating lease right-of-use assets	66,433	61,693
Prepaid expenses and other assets	77,241	52,653
Loans eligible for repurchase	1,246,158	197,812
Investments in joint ventures	17,528	17,030
Goodwill and other intangible assets, net	42,826	43,338
Total assets	$10,893,228	$4,952,511

LIABILITIES AND EQUITY
Liabilities:
Warehouse and other lines of credit	$6,577,429	$3,466,567
Accounts payable, accrued expenses and other liabilities	442,928	196,102
Derivative liabilities, at fair value	168,169	9,977
Liability for loans eligible for repurchase	1,246,158	197,812
Operating lease liability	86,023	80,257
Financing lease obligations	3,442	33,816
Debt obligations, net	712,466	592,095
Total liabilities	9,236,615	4,576,626

Commitments and contingencies (Note 21)

Equity:
Noncontrolling interest	1,656,613	375,885
Total liabilities and equity	$10,893,228	$4,952,511

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
REVENUES:
Interest income	$142,879	$127,569	$122,079
Interest expense	(131,443)	(130,344)	(104,784)
Net interest income (expense)	11,436	(2,775)	17,295

Gain on origination and sale of loans, net	4,046,159	1,125,853	799,564
Origination income, net	258,807	149,500	153,036
Servicing fee income	185,895	118,418	141,195
Change in fair value of servicing rights, net	(284,521)	(119,546)	(51,487)
Other income	94,398	65,681	54,750
Total net revenues	4,312,174	1,337,131	1,114,353

EXPENSES:
Personnel expense	1,531,371	765,256	681,378
Marketing and advertising expense	264,337	187,880	190,777
Direct origination expense	124,754	93,531	83,033
General and administrative expense	171,712	100,493	95,864
Occupancy expense	39,262	37,209	38,309
Depreciation and amortization	35,669	37,400	36,279
Subservicing expense	81,710	41,397	50,433
Other interest expense	48,001	41,294	41,624
Total expenses	2,296,816	1,304,460	1,217,697

Income (loss) before income taxes	2,015,358	32,671	(103,344)
Income tax expense (benefit)	2,248	(1,749)	(475)
Net income (loss)	2,013,110	34,420	(102,869)

Net income (loss) attributable to noncontrolling interest	2,013,110	34,420	(102,869)

Net income (loss) attributable to loanDepot, Inc.	$—	$—	$—

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

Noncontrolling interest

Balance at December 31, 2017	$492,094
Repurchases	(76)
Equity-based compensation	2,068
Dividends	(8,046)
Corporate reorganization	(34,280)
Net loss	(102,869)
Balance at December 31, 2018	$348,891

Balance at December 31, 2018	$348,891
Repurchase	(5)
Equity-based compensation	191
Dividends	(7,612)
Net income	34,420
Balance at December 31, 2019	$375,885

Balance at December 31, 2019	$375,885
Redemptions	(97,608)
Repurchase	(220)
Equity-based compensation	8,501
Dividends	(643,055)
Net income	2,013,110
Balance at December 31, 2020	$1,656,613

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,013,110	$34,420	$(102,869)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization expense	35,669	37,400	36,279
Amortization of debt issuance costs	7,068	5,572	5,259
Amortization of operating lease right-of-use assets	25,028	23,935	—
Gain on origination and sale of loans	(3,565,492)	(1,034,851)	(851,276)
Loss (gain) on sale of servicing rights	3,108	(2,718)	(9,807)
Decrease (increase) in trading securities	—	25,511	(24,950)
Fair value change in trading securities	—	(426)	(136)
Provision for loss obligation on sold loans and servicing rights	25,565	14,746	7,604
Fair value change in derivative assets	(493,436)	(84,058)	48,466
Fair value change in derivative liabilities	158,191	(22,598)	23,536
Premium (paid) received on derivatives	(23,275)	26,269	(17,757)
Fair value change in loans held for sale	(185,885)	(13,996)	(3,481)
Fair value change in servicing rights	296,310	136,502	36,881
Equity compensation	8,501	191	2,068
Change in fair value of contingent consideration	32,650	2,374	(4,881)
Originations of loans	(100,535,715)	(44,947,450)	(32,575,334)
Proceeds from sales of loans	100,163,631	44,300,254	33,312,118
Proceeds from principal payments	57,120	109,694	107,311
Payments to investors for loan repurchases	(203,931)	(153,315)	(214,628)
Purchase of consumer loans	—	—	(110,356)
Disbursements from joint ventures	10,450	12,736	14,908
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	140,620	32,428	(107,743)
Net cash used in operating activities	(2,030,713)	(1,497,380)	(428,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(33,905)	(12,551)	(40,772)
Proceeds from sale of servicing rights	6,773	153,491	425,243
Purchase of consumer loans	—	—	118,664
Investment in joint ventures	(750)	—	—
Return of capital from joint ventures	213	150	—
Net cash flows (used in) provided by investing activities	(27,669)	141,090	503,135

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse lines of credit	$103,367,680	$44,140,738	$31,574,269
Repayment of borrowings on warehouse lines of credit	(100,256,817)	(42,800,811)	(31,706,294)
Proceeds from debt obligations	927,693	238,600	348,490
Payments on debt obligations	(800,000)	(195,740)	(269,554)
Payments of debt issuance costs	(17,675)	(4,238)	(6,716)
Payments for contingent consideration	(14,692)	(961)	(3,692)
Proceeds from capital lease transactions	—	7,816	26,518
Payments on capital lease obligation	(35,731)	(17,993)	(13,720)
Redemptions of noncontrolling interests	(97,608)	—	—
Payments for repurchase of noncontrolling interests	(220)	(5)	(76)
Dividend distributions to noncontrolling interests	(643,055)	(7,612)	(6,168)
Net cash provided by (used in) financing activities	2,429,575	1,359,794	(56,943)

Net change in cash and cash equivalents and restricted cash	371,193	3,504	17,404

Cash and cash equivalents and restricted cash at beginning of the period	117,496	113,992	96,588

Cash and cash equivalents and restricted cash at end of the period	$488,689	$117,496	$113,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$159,994	$159,749	$142,696
Income taxes	447	4,036	699

Supplemental disclosure of noncash investing and financing activities
Purchase of equipment under financing leases	$5,357	$14,190	$—
Operating lease right-of-use assets received in exchange for lease liabilities	29,768	85,628	—

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, unless otherwise indicated)

NOTE 1 – DESCRIPTION OF BUSINESS, PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

loanDepot, Inc. was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings Group, LLC (“LD Holdings”) and its consolidated subsidiaries loanDepot.com, LLC, (“LDLLC”), Artemis Management, LLC (“ART”), LD Settlement Services, LLC (“LDSS”), and mello Holdings, LLC (“Mello”). Unless otherwise noted or indicated by the context, the term, the “Company,” refers (1) prior to the consummation of the IPO and Reorganization described below to LD Holdings and its consolidated subsidiaries, and (2) after the IPO and Reorganization described below to loanDepot, Inc. and its consolidated subsidiaries, including LD Holdings.

The Company engages in the originating, financing, selling, and servicing of residential mortgage loans, and engages in title, escrow, and settlement services for mortgage loan transactions. The Company derives income primarily from gains on the origination and sale of loans to investors, income from loan servicing, and fees charged for settlement services related to the origination and sale of loans.

Subsequent Events

IPO and Reorganization

On February 11, 2021 the Company completed the IPO of 3,850,000 shares of Class A common stock, $0.001 par value per share, at an offering price of $14.00 per share, pursuant to a Registration Statement on Form S-1. The Company is a publicly traded company whose Class A common stock is traded on the New York Stock Exchange under the ticker symbol “LDI.”

Prior to the IPO, the Company completed a reorganization by which it changed its equity structure to create a single class of LLC Units in LD Holdings. Prior to that transaction, the capital structure consisted of different classes of membership interests held by certain members of LD Holdings (“Continuing LLC Members”). The LLC Units were then exchanged on a one-for-one basis for Holdco Units and Class C common stock. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.

The reorganization is considered a transaction between entities under common control, therefore, the financial statements for the periods prior to the IPO and reorganization have been adjusted to combine the previously separate entities for presentation. Prior to the reorganization and IPO, the Company had not engaged in any business or other activities, except in connection with its formation.

As a result of the IPO and reorganization:

•loanDepot, Inc. is a holding company and its sole material asset is an equity interest in LD Holdings. LD Holdings continues to be a holding company and has no material assets other than its equity interests in its direct subsidiaries consisting of a 99.99% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, and Mello. loanDepot, Inc. is the sole managing member of LD Holdings, and indirectly operates and controls all of LD Holdings business and affairs and consolidates the financial results of LD Holdings and its subsidiaries. The financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc., and
See accompanying notes to the consolidated financial statements.

the consolidated net earnings or loss will be allocated to the noncontrolling interest to reflect the entitlement of the Continuing LLC Members.

•The Company had 6,643,188 of Class A common stock outstanding, which included the additional 577,500 shares of Class A common Stock that were purchased by the underwriters pursuant to their option to purchase additional shares less underwriting discount and commissions, 179,036,229 of Class C common stock outstanding, and 119,694,200 of Class D common stock outstanding. The public stockholders own 4,427,500 shares of Class A common stock. The Company issued 2,925,000 restricted stock units, that consisted of 2,215,688 vested restricted stock units and 709,312 unvested restricted stock units of Class A common stock granted to employees under the loanDepot, Inc. 2021 Omnibus Incentive Plan.

•The Continuing LLC Members collectively hold 198,669,112 Holdco Units, fully diluted, which can be exchanged together with an equal number of Class B or Class C common stock for newly issued Class A common stock pursuant to the limited liability company agreement of LD Holdings, as amended.

•The Company used net proceeds of $36.2 million from the IPO after deducting the underwriting discounts and commissions to purchase 2,753,100 Holdco Units, together with an equal number of Class B or Class C common stock, from the exchanging members, that included our Chief Executive Officer as well as Continuing LLC Members.

•The Company has entered into a tax receivable agreement (“TRA”) with Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The tax receivable agreement liability will be accounted for as a contingent liability with amounts accrued when deemed probable and estimable.

Tax Receivable Agreement

The Company’s structure following the IPO is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Continuing LLC Members of LD Holdings to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of LD Holdings that is allocated to its members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the loanDepot, Inc. entity level. Additionally, because the members may redeem their Holdco Units, together with an equal number of Class B or Class C common stock, for shares of our Class A common stock on a one-for-one basis, or at our option, for cash, the Up-C structure also provides the members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

The Company’s purchase of Holdco Units and any future exchanges of Holdco Units for cash or Class A Common Stock are expected to result in increases to the Company’s allocable tax basis in its assets. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to the Company, and therefore reduce the amount of tax that the Company would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets. As a result the Company has entered into a tax receivable agreement (“TRA”) with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The tax receivable agreement liability will be accounted for as a contingent liability with amounts accrued when deemed probable and estimable. We have recorded a liability based on the Company’s estimate of the aggregate amount that it will pay under the tax receivable agreement as a result of the offering transaction. Upon completion of the reorganization and IPO, the Company recorded a deferred tax liability adjustment for temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under the tax receivable agreement as a result of the offering transaction.

Distributions

Subsequent to December 31, 2020, the Company declared profit distributions of $154.5 million to certain of its unitholders as allowed under the Company’s operating agreement and tax distributions of $6.1 million as required under the Company’s operating agreement. The following unaudited pro forma balance sheet line items as of December 31, 2020 reflect the total cash distributions of $159.0 million as if such distributions were declared and paid on December 31, 2020.

	As Reported	Distribution Adjustments	Pro Forma
	(unaudited)
Cash and cash equivalents	$284,224	$(158,988)	$125,236
Total assets	$10,893,228	$(158,988)	$10,734,240

Total equity	$1,656,613	$(160,588)	$1,496,025
Total liabilities and equity	$10,893,228	$(158,988)	$10,734,240

Warehouse Lines

In February 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-1 Securitization Facility is secured by newly originated, first-lien, fixed-rate or adjustable-rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-1 Securitization Facility issued $500.0 million in notes that bear interest at 30-day LIBOR plus a margin. The 2021-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) upon the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies used in preparation of the Company’s consolidated financial statements.

Consolidation and Basis of Presentation

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (the “Codification”).

ASC 250 requires that a change in the reporting entity or the consummation of a transaction accounted for in a manner similar to a pooling of interests, i.e., a reorganization of entities under common control, be retrospectively applied to the financial statements of all prior periods when the financial statements are issued for a period that includes the date the change in reporting entity or the transaction occurred. The IPO and reorganization was considered a transaction between entities under common control, therefore, the financial statements for the periods prior to the IPO and reorganization have been adjusted to combine the previously separate entities for presentation. The financial results of LD Holdings and its subsidiaries were therefore combined with loanDepot, Inc., and the consolidated net earnings or loss has been allocated to the noncontrolling interest to reflect the entitlement of the Continuing LLC Members.

The accompanying consolidated financial statements include all of the assets, liabilities, and results of operations of the Company and consolidated variable interest entities (“VIEs”) in which the Company is the primary beneficiary. VIEs are entities that have a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support, whose equity investors at risk lack the ability to control the entity's activities, or is structured with non-substantive voting rights. The company evaluates its associations with VIEs, both at inception and when there is a change in circumstance that requires reconsideration, to determine if the Company is the primary beneficiary and consolidation is required. A primary beneficiary is defined as a variable interest holder that has a controlling financial interest. A controlling financial interest requires both: (a) the power to direct the activities that most significantly impact the VIEs economic performance, and (b) the obligation to absorb losses or receive benefits of a VIE that could potentially be significant to the VIE. The Company has not provided financial or other support during the periods presented to any VIE that it was not previously contractually required to provide. Other entities that the Company does not consolidate, but for which it has significant influence over operating and financial policies, are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

On March 1, 2018, LDLLC’s interest in ART was transferred to LD Holdings. On December 31, 2018, the Company exchanged and converted the Class I Units of LDLLC held by each Class I Unitholder into substantially similar equity securities of LD Holdings.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management has made significant estimates in certain areas, including determining the fair value of loans held for sale, servicing rights, derivative assets and derivative liabilities, awards granted under the incentive equity plan, assets acquired and liabilities assumed in business combinations, and determining the loan loss obligation on sold loans. Actual results could differ from those estimates.

Reportable Segments

The Company’s organizational structure is currently comprised of one operating segment. This determination is based on the organizational structure, which reflects how the chief operating decision maker evaluates the performance of the business. The Company’s chief operating decision maker evaluates the performance of our business that comprise our one segment based on the measurement of income before income taxes.

Fair Value

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not in a forced transaction) between willing market participants at the measurement date. Financial instruments recorded at fair value on a recurring basis include the Company’s loans held for sale, derivative assets and derivative liabilities, and servicing rights.

Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of assets and liabilities measured at fair value within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•Level 2 - Prices determined or determinable using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets and liabilities, interest rates, prepayment speeds, credit risk and other inputs.

•Level 3 - Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity), unobservable inputs may be used. Unobservable inputs reflect the Company's own assumptions about the factors that market participants would use in pricing the asset or liability, and are based on the best information available in the circumstances.

The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Company has elected the fair value option on loans held for sale. Elections were made to mitigate income statement volatility caused by differences in the measurement basis of elected instruments with derivative financial instruments that are carried at fair value.

The following are methods and assumptions used to measure the Company’s financial instruments recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Loans held for sale, at fair value- Management has elected to account for loans held for sale (“LHFS”) at fair value, with changes in fair value recognized in current period income, to more timely reflect the Company's performance. LHFS are valued at the best execution value based on the underlying characteristics of the loan, which is either based off of the to be announced mortgage-backed securities (“TBA MBS”) prices market, or investor pricing, based on product, note rate and term, therefore LHFS are classified as Level 2. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. The valuations for LHFS are adjusted at the loan level to consider the servicing release premium and loan level pricing adjustments specific to each loan. Changes in the fair value of the LHFS are recorded in current earnings as a component of gain on origination and sale of loans, net.

Loans eligible for repurchase - Loans eligible for repurchase represents certain mortgage loans sold pursuant to Government National Mortgage Association (“Ginnie Mae”) programs where the Company, as servicer, has the unilateral option to repurchase the loan if certain criteria are met, including if a loan is greater than 90 days delinquent. Regardless of whether the repurchase option has been exercised, the Company must recognize eligible loans as an asset with a corresponding repurchase liability in its consolidated balance sheets. These loans are government guaranteed. The carrying value of loans eligible for repurchase approximates the fair value.

Servicing rights, at fair value- The Company uses a discounted cash flow approach to estimate the fair value of servicing rights. This approach consists of projecting servicing cash flows. The inputs used in the Company's discounted cash flow model are based on market factors, which management believes are consistent with assumptions and data used by market participants valuing similar servicing rights. The key inputs used in the valuation of servicing rights include mortgage prepayment speeds, projected and actual rates of delinquencies, defaults, and liquidations, discount rates, cost to service the loans, ancillary fee income, and amounts of future servicing advances. These inputs can, and generally do, change from period to period as market conditions change. Servicing rights are classified as Level 3 as considerable judgment is required to estimate the fair values and the exercise of such judgment can significantly affect the Company's income.

Derivative assets and liabilities, at fair value - Derivative assets and liabilities at fair value include interest rate lock commitments (“IRLCs”), forward sales contracts, interest rate swap futures, and put options on treasuries. Changes in fair value of derivatives hedging IRLCs and loans held for sale at fair value are included in gain on origination and sale of loans, net on the consolidated statements of operations. Changes in fair value of derivatives hedging servicing rights are included in change in fair value of servicing rights, net on the consolidated statements of operations.

Interest rate lock commitments- The Company enters into IRLCs with prospective borrowers, which are commitments to originate loans at a specified interest rate. The IRLCs are recorded as a component of derivative assets and liabilities on the consolidated balance sheets with changes in fair value being recorded in current earnings as a component of gain on origination and sale of loans, net. The Company estimates the fair value of the IRLCs based on quoted agency TBA MBS prices, its estimate of the fair value of the servicing rights it expects to receive in the sale of the loans, and the probability that the mortgage loan will fund or be purchased (the “pull-through rate”), and estimated transformative costs. The pull-through rate is based on the Company’s own experience and is a significant unobservable input used in the fair value measurement of these instruments and results in the classification of these instruments as Level 3. Significant changes in the pull-through rate of the IRLCs, in isolation, could result in significant changes in fair value measurement.

The Company economically hedges the changes in fair value of IRLCs, LHFS, and mortgage servicing rights (“MSRs”). Changes in the fair value of forward sale contracts, put options on treasuries, and interest rate swap futures are included in current earnings as a component of gain on origination and sale of loans, net. Additionally, changes in the fair value of put options on treasuries and interest rate swap futures related to the hedge of MSRs are included in the change in fair value of servicing rights, net.

Forward sale contracts - Mandatory trades are valued using available market pricing sources that reflect the commitments particular product, coupon, and settlement. These derivatives are classified as Level 2. Best efforts forward delivery commitments are valued using investor pricing considering the current base loan price. An anticipated loan funding probability is applied to value best efforts commitments hedging IRLCs, which results in the classification of these contracts as Level 3. The current base loan price and the anticipated loan funding probability are the most significant assumptions affecting the value of the best efforts commitments. The best efforts forward delivery commitments hedging LHFS are classified as Level 2; such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated.

Put options on treasuries and interest rate swap futures - The Company also utilizes options and treasury futures to hedge interest rate risk. These instruments are actively traded in a liquid market and classified as Level 1 inputs.

Warehouse lines - The Company’s warehouse lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse lines of credit approximates fair value. The warehouse lines are classified as Level 2 in the fair value hierarchy.

Debt obligations, net - Debt consists of secured credit facilities, unsecured term loans, senior notes, and convertible debt. The Company’s secured credit facilities are highly liquid and short-term in nature and as a result, their carrying value approximated fair value. The secured credit facilities bear interest at a rate that is periodically adjusted based on a market index and are classified as Level 2 in the fair value hierarchy. Fair value of the Company’s Senior Notes are estimated using quoted market prices. The Senior Notes are classified as Level 2 in the fair value hierarchy. The unsecured term loan and convertible debt were classified as Level 3 in the fair value hierarchy.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2020 and 2019, all amounts recorded in cash and cash equivalents represent cash held in banks, with the exception of insignificant amounts of petty cash held on hand.

Restricted Cash

Cash balances that have restrictions as to the Company's ability to withdraw funds are considered restricted cash. Restricted cash is the result of the terms of the Company's warehouse lines of credit, debt obligations, and cash collateral associated with the Company’s derivative activities. In accordance with the terms of the warehouse lines of credit and debt obligations, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings.

Loans Held for Sale, at Fair Value

Loans held for sale are accounted for at fair value, with changes in fair value recognized in current period income. All changes in fair value, including changes arising from the passage of time, are recognized as a component of gain on origination and sale of loans, net.

Sale Recognition - The Company recognizes transfers of loans held for sale as sales when it surrenders control over the loans. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability.

Net interest income - Interest income on loans held for sale is recognized using their contractual interest rates. Interest income recognition is suspended for loans when they become 90 days delinquent, or when, in management's opinion, a full recovery of interest and principal becomes doubtful. Interest income recognition is resumed when the loan becomes contractually current. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income on non-accrual loans is subsequently recognized only to the extent cash is received. Interest expense on warehouse and other lines of credit, debt obligations, and other types of borrowings is recognized using their contractual rates. Interest expense includes the amortization of expenses incurred in connection with financing activities over the term of the related borrowings.

Origination Income, net - Origination income, net, reflects the fees earned, net of lender credits paid from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees and other fees collected from the borrower at the time of funding, as well as the platform licensing fee income received from personal loan products. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs.

Loan Loss Obligations on Loans Sold

When the Company sells loans to investors, the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery.

In the case of early loan payoffs and early defaults on certain loans, the Company may be required to repay all or a portion of the premium initially paid by the investor on loans. The estimated obligation associated with early loan payoffs and early defaults is calculated based on historical loss experience.

The obligation for losses related to the representations and warranties and other provisions discussed above is recorded based upon an estimate of losses. Our liability for repurchase losses is assessed quarterly. Because the Company does not service all of the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to all of the individual loans previously sold to investors. However, the Company uses industry-available prepayment data, historical and projected loss frequency and loss severity ratios, default expectations, and expected investor repurchase demands, to estimate its exposure to losses on loans previously sold. Given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to the Company's obligations could vary significantly from the obligation recorded as of the balance sheet dates. The Company records a provision for loan losses, included in gain on origination and sale of loans, net in the consolidated statements of operations, to establish the loan repurchase reserve for sold loans which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

Securitizations

The Company is involved in several types of securitization and financing transactions that utilize special-purpose entities (SPEs). A SPE is an entity that is designed to fulfill a specified limited need of the sponsor. The Company’s principal use of SPEs is to obtain liquidity by securitizing certain of its financial and non-financial assets. SPEs involved in the Company’s securitization and other financing transactions are often considered VIEs.

Securitization transactions are accounted for either as sales or secured borrowings. The Company may retain economic interests in the securitized and sold assets, which are generally retained in the form of subordinated interests, residual interests, and/or servicing rights.

Derivative Financial Instruments

Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities.
Interest rate lock commitments - The Company enters into IRLCs to originate loans held for sale, at specified interest rates, with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. The Company is exposed to price risk related to its loans held for sale, IRLCs and servicing rights. The Company bears price risk from the time a commitment to originate a loan is made to a borrower or to purchase a loan from a third-party, to the time the loan is sold. During this period, the Company is exposed to losses if mortgage interest rates rise because the value of the IRLC or the loan held for sale decreases.

Forward sale contracts - The Company manages the price risk created by IRLCs and loans held for sale by entering into forward sale agreements to sell the loans and by the purchase and sale of mortgage-backed securities (“MBS”) trades and options on Treasury futures.

Put options on treasuries and interest rate swap futures - The Company is exposed to losses on servicing rights through changes in fair value if mortgage interest rates decline. The Company manages the risk created by servicing rights by hedging the fair value of servicing rights with interest rate swap futures and options on Treasury bond future contracts.

The Company has master netting arrangements with certain counterparties of derivative instruments and warehouse lines. Under these master netting arrangements, the Company can offset the fair value of the derivative instrument against the fair value of the LHFS collateralizing the warehouse line, thereby netting the increase or decrease in the fair value of the derivative instruments against the increase or decrease in the fair value of the LHFS. The Company’s policy is to present such arrangements on the associated assets and liabilities on a gross basis in the consolidated balance sheets.

Servicing Rights

The value of the servicing rights is derived from the net positive cash flows associated with the servicing contracts. Servicing rights arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. Servicing functions typically include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate in settlement of loans and property disposition. The Company is required to make servicing advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other costs. Advances are made in accordance with servicing agreements and are recoverable upon collection from the borrower or foreclosure of the underlying loans. The Company periodically reviews the receivable for collectability and amounts are written-off when deemed uncollectible. As of December 31, 2020 and 2019, the Company had $46.6 million and $23.5 million, respectively, in outstanding servicing advances included in prepaid expenses and other assets.

When the Company sells a loan on a servicing-retained basis, it recognizes a servicing asset at fair value based on the present value of future cash flows generated by the servicing asset retained in the sale. The Company has made the election to carry its servicing rights at fair value. The Company recognizes sales of servicing rights to a purchaser as sales when (i) the Company has received approval from the investor, if required, (ii) the purchaser is currently approved as a servicer and is not at risk of losing approval status, (iii) if the portion of the sales price has been financed, an adequate nonrefundable down payment has been received and the note receivable from the purchaser provides full recourse to the purchaser, and (iv) any temporary servicing performed by the Company for a short period of time is compensated in accordance with a subservicing contract that provides adequate compensation.  Additionally, the Company recognizes sales of servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser and any protection provisions retained by the Company are minor and can be reasonably estimated.  In addition, if a sale is recognized and only minor protection provisions exist, a liability is accrued for the estimated obligation associated with those provisions.

Servicing Fee Income - The Company receives a servicing fee monthly on the remaining outstanding principal balances of the loans subject to the servicing contracts. Servicing fee income is recognized on an accrual basis and is recorded to servicing fee income. The servicing fees are collected from the monthly payments made by the mortgagors. The Company is contractually entitled to receive other remuneration including rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges and loan prepayment penalties, and the Company is generally entitled to retain the interest earned on funds held pending remittance related to its collection of mortgagor payments.

Subservicing Expense - The Company utilizes a sub-servicer to service its loan servicing portfolio and records the costs to subservicing expense.

Change in Fair Value of Servicing Rights, net - The Company is exposed to fair value risk related to its servicing rights. Servicing rights generally decline in fair value when market mortgage interest rates decrease. Decreasing market mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the servicing rights, thereby reducing their value. Reductions in the value of these assets affect income primarily through change in fair value. Unrealized gains (losses) resulting from changes in the fair value of servicing rights are recorded to change in fair value of servicing rights, net. Realized and unrealized hedging gains (losses) associated with interest rate swap futures and options on Treasury bond future contracts used to hedge interest rate risk on servicing rights are recorded in changes in fair value of servicing rights, net. Realized gains (losses) from the sale of servicing rights are also included in change in fair value of servicing rights, net.

Accounts Receivable, net

Accounts receivable are stated amounts due from customers or from investors for loans sold, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. The Company establishes a reserve for all amounts due from borrowers and investors that are over 150 days old. The Company writes off accounts receivable when management deems them uncollectible.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Costs associated with internally developed software during the development stage, both internal expenses and those paid to third parties, are capitalized and amortized over three years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Useful lives for purposes of computing depreciation are as follows:

Years
Leasehold improvements	2-15
Furniture and equipment	5-7
Computer software	3-5

Expenditures that materially increase the asset life are capitalized, while ordinary maintenance and repairs are charged to operations as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in earnings.

Leases

The Company determines if an arrangement contains a lease at contract inception and recognizes an operating lease right-of-use (“ROU”) asset and corresponding operating lease liability based on the present value of lease payments over the lease term, except leases with initial terms less than or equal to 12 months. While the operating leases may include options to extend the term, these options are not included when calculating the operating lease right-of-use asset and lease liability unless the Company is reasonably certain it will exercise such options. Most of the leases do not provide an implicit rate and, therefore, the Company determines the present value of lease payments by using the Company’s incremental borrowing rate. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. The Company’s lease agreements include both lease and non-lease components (such as common area maintenance), which are generally included in the lease and are accounted for together with the lease as a single lease component. Certain of the Company’s lease agreements permit it to sublease leased assets. Sublease income is included as a component of lease expense.

Operating lease ROU assets are regularly reviewed for impairment under the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment - Overall.

Loans Eligible for Repurchase

Loans eligible for repurchase represents certain mortgage loans sold pursuant to Government National Mortgage Association (“Ginnie Mae”) programs where the Company, as servicer, has the unilateral option to repurchase the loan if certain criteria are met, including if a loan is greater than 90 days delinquent. Regardless of whether the repurchase option has been exercised, the Company must recognize eligible loans and a corresponding repurchase liability in its consolidated balance sheets.

The balances of Ginnie Mae serviced loans that were 90 or more days past due at December 31, 2020 and 2019 totaled $1.2 billion and $197.8 million, respectively, and represent loans that the Company is eligible to repurchase from Ginnie Mae guaranteed securitizations as part of its contractual obligations as the servicer of the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. As a result of this right, the Company records the loans in loans eligible for repurchase and records a corresponding liability in liability for loans eligible for repurchase on its consolidated balance sheets.

Goodwill and Other Intangible Assets

Business combinations are accounted for using the acquisition method of accounting. Acquired intangible assets are recognized and reported separately from goodwill. Goodwill represents the excess cost of acquisition over the fair value of net assets acquired.

Intangible assets with finite lives are amortized over their estimated lives using the straight-line method. On an annual basis, during the fourth quarter, the Company evaluates whether there has been a change in the estimated useful life or if certain impairment indicators exist.

Goodwill must be allocated to reporting units and tested for impairment. Goodwill is tested for impairment at least annually and more frequently if events or circumstances, such as adverse changes in the business climate, indicate there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level. In testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In making this assessment, the Company considers all relevant events and circumstances. These include, but are not limited to, macroeconomic conditions, industry and market considerations and the reporting unit's overall financial performance. If the Company concludes, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is at least equal to its carrying amount, then the Company concludes that the goodwill of the reporting unit is not impaired and no further testing is performed. However, if the Company determines, based on its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company will perform the quantitative goodwill impairment test. At the Company’s option, it may, in any given period, bypass the qualitative assessment and proceed directly to the quantitative approach. The quantitative assessment begins with a comparison of the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, an impairment loss shall be recognized in an amount equal to the difference, limited to the total amount of goodwill for the reporting unit.

Long-Lived Assets

The Company periodically assesses long-lived assets, including property and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If management identifies an indicator of impairment, it assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. No such impairment was recorded during the years ended December 31, 2020, 2019 and 2018.

Income Taxes

LD Holdings is a limited liability company (“LLC”).  Under federal and applicable state laws, taxes based on income of an LLC treated as a partnership are payable by the LLC’s members individually and not at the entity level.  Additionally, the Company is subject to annual state LLC franchise taxes and state LLC fees.  These taxes and fees are included in general and administrative expenses.

The Company’s provision for income taxes for the year ended December 31, 2020 and 2019 included federal, state, and local taxes for ACT, a wholly-owned subsidiary that is a C corporation. The provision for income taxes for the year ended December 31, 2019 also included LD Escrow, a wholly-owned C corporation that ceased operations in 2019. The Company accounts for interest and penalties associated with income tax obligations as a component of income tax expense.

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely than-not threshold of being sustained would be recorded as a tax benefit in the current period. The Company has reviewed all open tax years (2015 - 2020) in each respective jurisdiction and concluded that it has no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions.

Equity-Based Compensation

The Company’s 2009 Incentive Equity Plan, 2012 Incentive Equity Plan, and 2015 Incentive Equity Plan (collectively, the “Plans”) provide for awards of various classes of Common Units of LD Holdings, as described in the Plans. The Company uses the grant-date fair value of equity awards to determine the compensation cost associated with each award. Grant-date fair value is determined using the Black-Scholes pricing model adjusted for unique characteristics of the specific awards. Compensation cost for service-based equity awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for awards with only service conditions that have graded vesting schedules is recognized on a straight-line basis over the requisite service period for the entire award such that compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. Expense is reduced for actual forfeitures as they occur. The cost of equity-based compensation is recorded to personnel expense.

Advertising

Advertising costs are expensed in the period incurred and principally represent online advertising costs, including fees paid to search engines, distribution partners, master service agreements with brokers, and desk rental agreements with realtors. Prepaid advertising expenses are capitalized and recognized during the period the expenses are incurred.

Concentration of Risk

The Company has concentrated its credit risk for cash by maintaining deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 30% of total loan originations for the year ended December 31, 2020.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 41%, 31%, and 18% of the Company’s loan sales for the year ended December 31, 2020. No other investors accounted for more than 5% of the loan sales for the year ended December 31, 2020.

The Company funds loans through warehouse lines of credit. As of December 31, 2020, 25% and 10% of the Company's warehouse lines were payable to two separate lenders.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). This update revised an entity’s accounting for operating leases by a lessee, among other changes, and required a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the statement of financial position. The Company adopted this guidance on January 1, 2019 with an initial right of use asset of $71.9 million and lease liability of $94.9 million. For additional quantitative and qualitative disclosures refer to Note 16- Leases. For information on the Company’s lease accounting policy including policy elections refer to the section titled, “Leases” within Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the existing measurement of the allowance for credit losses that is based on an incurred loss accounting model with an expected loss model, which requires the Company to use a forward-looking expected credit loss model for accounts receivable, loans and other financial instruments that are measured on the amortized cost basis. The majority of the Company’s financial assets are measured at fair value and therefore, not subject to the requirements of ASU 2016-13. The adoption of the amendments in ASU 2016-13 on January 1, 2020 did not have a significant effect on the Company’s allowance for credit losses on its assets subject to ASU 2016-13 due to the assets’ relatively short-term lives.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU was issued to improve the effectiveness of disclosure requirements on a narrow set of concepts relating to fair value measurements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures. The Company adopted this guidance on January 1, 2020, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the changes were limited to existing disclosure which were already aligned with the updates.

    In September 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 was issued to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU was effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this guidance on January 1, 2020 did not have a significant effect on the Company’s consolidated financial statements given that (1) the changes under the ASU generally align with our existing accounting treatment of implementation costs incurred in a hosting arrangement that is a service contract and (2) the Company has not incurred a material amount of implementation costs in a hosting arrangement.

In December 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. This ASU was effective for public business entities for fiscal years and interim periods beginning after December 15, 2020. The adoption of this guidance on January 1, 2020 did not have a significant effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contract, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company is in the process of reviewing its warehouse and other lines of credit and debt obligations that use LIBOR as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on the consolidated financial statements.

NOTE 3 – FAIR VALUE

The Company's consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. Refer to Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies for information on the fair value hierarchy, valuation methodologies, and key inputs used to measure financial assets and liabilities recorded at fair value, as well as methods and assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	December 31, 2020
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$284,224	$284,224	$—	$—
Restricted cash	204,465	204,465	—	—
Loans held for sale, at fair value	6,955,424	—	6,955,424	—
Derivative assets, at fair value	647,939	483	107	647,349
Servicing rights, at fair value	1,127,866	—	—	1,127,866
Trading securities	—	—	—	—
Loans eligible for repurchase	1,246,158	—	1,246,158	—

Liabilities
Warehouse and other lines of credit	$6,577,429	$—	$6,577,429	$—
Derivative liabilities, at fair value	168,169	4,299	163,566	304
Servicing rights, at fair value(1)	3,564	—	—	3,564
Debt obligations:
2020-VF1 Notes	7,571	—	8,593	—
GMSR VFN	15,000	—	15,000	—
Term notes	198,640	—	200,000	—
Senior notes	491,255	—	518,245	—
Liability for loans eligible for repurchase	1,246,158	—	1,246,158	—
(1)Included in accounts payable and accrued expenses on the consolidated balance sheet.

	December 31, 2019
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$73,301	$73,301	$—	$—
Restricted cash	44,195	44,195	—	—
Loans held for sale, at fair value	3,681,840	—	3,681,840	—
Derivative assets, at fair value	131,228	—	1,345	129,883
Servicing rights, at fair value	447,478	—	—	447,478
Loans eligible for repurchase	197,812	—	197,812	—

Liabilities
Warehouse and other lines of credit	$3,466,567	$—	$3,466,567	$—
Derivative liabilities, at fair value	9,977	1,316	6,987	1,674
Servicing rights, at fair value (1)	3,035	—	—	3,035
Contingent consideration (1) (2)	2,374	—	—	2,374
Debt obligations:
Secured credit facilities	80,900	—	80,900	—
GMSR VFN	15,000	—	15,000	—
Term notes	198,149	—	200,000	—
Unsecured term loan	248,289	—	—	250,000
Convertible debt	49,757	—	—	50,000
Liability for loans eligible for repurchase	197,812	—	197,812	—
(1)Included in accounts payable and accrued expenses on the consolidated balance sheet.
(2)The fair value estimate for contingent consideration as of December 31, 2019 was determined by the Company using the annual earnout computation according to the asset purchase agreement including current pretax earnings less prior period pretax losses and estimated earnout in the likelihood and timing of a liquidity event. In September 2020, the Company entered into an agreement to pay off the contingent consideration liability.

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	December 31, 2020
	Recurring Fair Value Measurements of Assets (Liabilities) Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$6,955,424	$—	$6,955,424
Derivative assets:
Interest rate lock commitments	—	—	647,349	647,349
Forward sales contracts	—	107	—	107
Interest rate swap futures	483	—	—	483
Servicing rights	—	—	1,127,866	1,127,866
Total assets at fair value	$483	$6,955,531	$1,775,215	$8,731,229
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$304	$304
Forward sales contracts	—	163,566	—	163,566
Put options on treasuries	4,299	—	—	4,299
Servicing rights(1)	—	—	3,564	3,564
Total liabilities at fair value	$4,299	$163,566	$3,868	$171,733

(1)Included in accounts payable and accrued expenses on the consolidated balance sheet.

	December 31, 2019
	Recurring Fair Value Measurements of Assets (Liabilities) Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$3,681,840	$—	$3,681,840
Derivative assets:
Interest rate lock commitments	—	—	129,883	129,883
Forward sales contracts	—	1,345	—	1,345
Servicing rights	—	—	447,478	447,478
Total assets at fair value	$—	$3,683,185	$577,361	$4,260,546
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,675	$1,675
Interest rate swap futures	1,316	—	—	1,316
Forward sales contracts	—	6,987	—	6,987
Servicing rights (1)	—	—	3,035	3,035
Contingent consideration(1) (2)	—	—	2,374	2,374
Total liabilities at fair value	$1,316	$6,987	$7,084	$15,387
(1)Included in accounts payable and accrued expenses on the consolidated balance sheet.
(2)The fair value estimate for contingent consideration as of December 31, 2019 was determined by the Company using the annual earnout computation according to the asset purchase agreement including current pretax earnings less prior period pretax losses and estimated earnout in the likelihood and timing of a liquidity event. In September 2020, the Company entered into an agreement to pay off the contingent consideration liability.

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31, 2020
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)	Contingent Consideration (3)

Balance at beginning of period	$128,208	$444,443	$(2,374)
Total net gains or losses included in
earnings (realized and unrealized)	3,628,891	686,632	(32,650)
Sales and settlements
Sales	—	(6,773)	—
Settlements	(2,460,225)	—	34,835
Transfers of IRLCs to closed loans	(649,829)	—	—
Transfers from Level 3	—	—	189
Balance at end of period	$647,045	$1,124,302	$—

(1)Interest rate lock commitments include both assets and liabilities and are shown net.
(2)Balance is net of $3.6 million servicing liability at December 31, 2020
(3)The total settlement of $34.8 million included $14.7 million to satisfy the initial contingent consideration liability, the remaining $20.1 million was paid in accordance with an annual earnout computation. The $189,000 as of December 31, 2020 represents a fixed amount recorded in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.

	Year Ended December 31, 2019
	Interest Rate Lock Commitments (1)	Servicing Rights, net (2)	Contingent Consideration

Balance at beginning of period	$60,466	$408,989	$(961)
Total net gains or losses included in
earnings (realized and unrealized)	957,418	200,392	(2,374)
Sales and settlements
Sales	—	(164,938)	—
Settlements	(655,644)	—	961
Transfers of IRLCs to closed loans	(234,032)	—	—
Balance at end of period	$128,208	$444,443	$(2,374)

(1)Interest rate lock commitments include both assets and liabilities and are shown net.
(2)Balance is net of $3.0 million servicing rights liability at December 31, 2019.

	Year Ended December 31, 2018
	Interest Rate Lock Commitments (1)	Servicing Rights, net (2)	Contingent Consideration

Balance at beginning of period	$91,793	$528,911	$(9,534)
Total net gains or losses included in
earnings (realized and unrealized)	646,564	316,044	4,881
Sales and settlements
Sales	—	(435,966)	—
Settlements	(485,359)	—	3,692
Transfers of IRLCs to closed loans	(192,532)	—	—
Balance at end of period	$60,466	$408,989	$(961)

(1)Interest rate lock commitments include both assets and liabilities and are shown net.
(2)Balance is net of $4.0 million servicing rights liability at December 31, 2018.

The following presents the gains and losses included in earnings for the year ended December 31, 2020, 2019 and 2018 relating to the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31, 2020
	Interest Rate Lock Commitments (1)	Servicing Rights, net (2)

Total net gains included in earnings	$518,837	$686,632

Change in unrealized gains relating to assets and liabilities still held at period end	$647,045	$860,212
(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $986.1 million in gains included in gain on origination and sale of loans, net and $299.4 million in losses included in change in fair value of servicing rights, net, for the year ended December 31, 2020.

	Year Ended December 31, 2019
	Interest Rate Lock Commitments (1)	Servicing Rights, net (2)	Contingent Consideration (3)

Total net gains (losses) included in earnings	$67,742	$200,392	$(2,374)

Change in unrealized gains (losses) relating to assets and liabilities still held at period end	$128,208	$229,979	$(2,374)
(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $334.2 million in gains included in gain on origination and sale of loans, net and $133.8 million in losses included in change in fair value of servicing rights, net, for the year ended December 31, 2019.
(3)Gains (losses) included in general and administrative expense.

	Year Ended December 31, 2018
	Interest Rate Lock Commitments (1)	Servicing Rights, net (2)	Contingent Consideration (3)

Total net (losses) gains included in earnings	$(31,327)	$316,044	$4,881

Change in unrealized gains relating to assets and liabilities still held at period end	$60,466	$211,677	$4,881
(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $343.1 million in gains included in gain on origination and sale of loans, net and $27.1 million in losses included in change in fair value of servicing rights, net, for the year ended December 31, 2018.
(3)Gains (losses) included in general and administrative expense.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	December 31, 2020		December 31, 2019
Unobservable Input	Range of inputs	Weighted Average	Range of inputs	Weighted Average
IRLCs:
Pull-through rate	2.8% - 99.9%	70.5%	2.4% - 99.9%	67.6%

Servicing rights
Discount rate (1)	5.0% - 10.0%	6.2%	5.0% - 10.0%	7.2%
Prepayment rate (1)	13.4% - 34.8%	14.0%	11.8% - 26.1%	13.3%
Cost to service (per loan)	$71 - $139	$89	$71 - $121	$103

(1)The Company estimates the fair value of MSRs using an option-adjusted spread (“OAS”) model, which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Company’s prepayment model, and then discounts these cash flows at risk-adjusted rates.

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of December 31, 2020 and 2019.

Financial Statement Items Measured at Amortized Cost

Warehouse lines - The Company’s warehouse lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, unsecured term loans, senior notes, and convertible debt. The Company’s secured credit facilities accrue interest at a stated rate of 30-day LIBOR plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of December 31, 2020 and 2019. Fair value of the Company’s Senior Notes issued in October 2020 was estimated using the quoted market prices at December 31, 2020. The Senior Notes are classified as Level 2 in the fair value hierarchy. The Company’s convertible debt was established in August 2019, and was secured by the Company’s LLC interests in its subsidiaries and all the assets thereof. The convertible debt was repaid in October 2020.

NOTE 4 – BALANCE SHEET NETTING

Certain derivatives, loan warehouse and repurchase agreements are subject to master netting arrangements or similar agreements. In certain circumstances the Company may elect to present certain financial assets, liabilities, and related collateral subject to master netting arrangements in a net position on the consolidated balance sheets. The Company has elected to present net derivative assets and liabilities obtained from (or posted to) its counterparties when subject to a master netting arrangement that is legally enforceable on all counterparties in the event of default.

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged.

	December 31, 2020
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets
Forward delivery contracts	$71,029	$(70,922)	$107	$—	$—	$107
Interest rate swap futures	483	—	483	—	—	483
Total Assets	$71,512	$(70,922)	$590	$—	$—	$590

Liabilities
Forward delivery contracts	$234,488	$(70,922)	$163,566	$—	$—	$163,566
Put options on treasuries	4,299	—	4,299	—	—	4,299
Warehouse lines of credit	6,577,429	—	6,577,429	(6,752,909)	(6,706)	(182,186)
Secured debt obligations (1)	223,593	—	223,593	(1,133,830)	(901)	(911,138)
Total Liabilities	$7,039,809	$(70,922)	$6,968,887	$(7,886,739)	$(7,607)	$(925,459)
(1) Secured debt obligations as of December 31, 2020 included the GMSR VFN, Term Notes, and 2020-VF1 Notes.

	December 31, 2019
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets
Forward delivery contracts	$9,881	$(8,536)	$1,345	$—	$(339)	$1,006
Total Assets	$9,881	$(8,536)	$1,345	$—	$(339)	$1,006

Liabilities
Forward delivery contracts	$15,523	$(8,536)	$6,987	$—	$—	$6,987
Interest rate swap futures	1,316	—	1,316	—	—	1,316
Warehouse lines of credit	3,466,567	—	3,466,567	(3,633,066)	(4,352)	(170,851)
Secured debt obligations (1)	295,900	—	295,900	(439,063)	(35,330)	(178,493)
Total Liabilities	$3,779,306	$(8,536)	$3,770,770	$(4,072,129)	$(39,682)	$(341,041)
(1) Secured debt obligations as of December 31, 2019 included the Secured Credit Facilities, GMSR VFN, and Term Notes.

The Company has entered into agreements with counterparties, which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. In certain circumstances, the Company is required to provide certain counterparties financial instruments and cash collateral against derivative financial instruments, warehouse lines of credit or debt obligations. Cash collateral is held in margin accounts and included in restricted cash on the Company's consolidated balance sheets.

NOTE 5 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type of loan as of December 31, 2020 and December 31, 2019:

	December 31,
	2020		2019
	Amount	%	Amount	%
Conforming - fixed	$5,223,177	78%	$2,553,986	71%
Conforming - ARM	260	—	35,345	1
Government - fixed	1,108,936	16	527,755	15
Government - ARM	45,243	1	47,900	1
Other - residential mortgage loans	312,954	5	436,934	12
Consumer loans	2,541	—	3,492	—
	6,693,111	100%	3,605,412	100%
Fair value adjustment	262,313		76,428
Total	$6,955,424		$3,681,840

A summary of the changes in the balance of loans held for sale is as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$3,681,840	$2,295,451	$2,431,446
Origination and purchase of loans	100,535,715	44,947,450	32,685,690
Sales	(97,584,190)	(43,601,131)	(32,908,799)
Repurchases	193,294	133,569	204,769
Principal payments	(57,120)	(109,694)	(121,136)
Fair value gain	185,885	16,195	3,481
Balance at end of period	$6,955,424	$3,681,840	$2,295,451

Gain on origination and sale of loans, net is comprised of the following components:

	Year Ended December 31,
	2020	2019	2018
Premium from loan sales	$3,178,213	$905,257	$496,488
Servicing rights	986,050	334,176	343,118
Unrealized gains (losses) from derivative assets and liabilities	320,756	85,679	(58,473)
Realized (losses) gains from derivative assets and liabilities	(450,254)	(128,634)	95,063
Discount points, rebates and lender paid costs	(148,518)	(75,948)	(83,393)
Mark to market gain on loans held for sale	185,885	13,996	3,481
(Provision) benefit for loan loss obligation for loans sold	(25,973)	(8,673)	3,280
	$4,046,159	$1,125,853	$799,564

The Company had $25.8 million and $21.5 million of loans held for sale on non-accrual status as of December 31, 2020 and 2019, respectively.

NOTE 6 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	December 31,
	2020	2019
Conventional	$74,459,448	$14,250,476
Government	28,471,810	22,085,650
Total servicing portfolio	$102,931,258	$36,336,126

A summary of the unpaid principal balance underlying servicing rights is as follows:

	December 31,
	2020	2019
Current loans	$100,358,713	$35,706,264
Loans 30 - 89 days delinquent	709,946	328,040
Loans 90 or more days delinquent or in foreclosure	1,862,599	301,822
Total servicing portfolio (1)	$102,931,258	$36,336,126

(1)At December 31, 2020, 2.4% of the servicing portfolio was in forbearance as a result of payment relief efforts afforded to borrowers as a result of the Coronavirus Aid, Relief, and Economic Security Act and other regulatory guidance.

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$444,443	$408,989	$528,911
Additions	986,050	334,176	343,118
Sales proceeds, net	(9,881)	(162,220)	(426,159)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(95,764)	(51,086)	34,073
Other changes in fair value (1)	(200,546)	(85,416)	(70,954)
Balance at end of period (2)	$1,124,302	$444,443	$408,989

(1)Other changes in fair value includes fall out and decay from loan payoffs and principal amortization.
(2)Balance is net of $3.6 million, $3.0 million, and $4.0 million of servicing rights liability at December 31, 2020, 2019, and 2018, respectively.

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
Contractual servicing fees	$174,532	$98,325	$126,472
Late, ancillary and other fees	11,363	20,093	14,723
Servicing fee income	$185,895	$118,418	$141,195

The following is a summary of the components of changes in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
Changes in fair value:
Due to changes in valuation inputs or assumptions	$(95,764)	$(51,086)	$34,073
Other changes in fair value (1)	(200,546)	(85,416)	(70,954)
Realized losses on sales of servicing rights	(2,701)	(4,018)	(1,077)
Net gains (losses) from derivatives hedging servicing rights	14,490	20,974	(13,529)
Changes in fair value of servicing rights, net	$(284,521)	$(119,546)	$(51,487)
(1) Other changes in fair value includes fall out and decay from loan payoffs and principal amortization.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Servicing Rights Sensitivity Analysis	December 31,
	2020	2019
Fair Value of Servicing Rights, net	$1,124,302	$444,443
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(45,745)	(17,750)
Increase 2%	(87,800)	(33,553)
Cost of Servicing:
Increase 10%	(11,556)	(5,542)
Increase 20%	(23,112)	(10,484)
Prepayment Speed:
Increase 10%	(63,351)	(18,059)
Increase 20%	(122,294)	(34,227)

Sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of changes in assumptions to changes in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption, whereas a change in one factor may result in changes to another. Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates. As a result, actual future changes in servicing rights values may differ significantly from those displayed above.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives instruments utilized by the Company primarily include interest rate lock commitments, forward sales contracts, put options on treasuries, and interest rate swap futures. Refer to Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies and Note 3- Fair Value for further details on derivatives.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2020:
Interest rate lock commitments - assets	$31,365,494	Derivative asset, at fair value	$647,349	$—
Interest rate lock commitments - liabilities	99,635	Derivative liabilities, at fair value	—	304

Forward sales contracts - assets	44,694	Derivative asset, at fair value	107	—
Forward sales contracts - liabilities	54,397,834	Derivative liabilities, at fair value	—	163,566

Put options on treasuries - assets	—	Derivative asset, at fair value	—	—
Put options on treasuries - liabilities	27,803	Derivative liabilities, at fair value	—	4,299

Interest rate swap futures - assets	2,350	Derivative asset, at fair value	483	—
Interest rate swap futures - liabilities	—	Derivative liabilities, at fair value	—	—
Total derivative financial instruments	$85,937,810		$647,939	$168,169

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2019:
Interest rate lock commitments - assets	$8,476,366	Derivative asset, at fair value	$129,883	$—
Interest rate lock commitments - liabilities	423,009	Derivative liabilities, at fair value	—	1,674

Forward sales contracts - assets	5,829,039	Derivative asset, at fair value	1,345	—
Forward sales contracts - liabilities	7,867,153	Derivative liabilities, at fair value	—	6,987

Put options on treasuries - assets	—	Derivative asset, at fair value	—	—
Put options on treasuries - liabilities	14,260	Derivative liabilities, at fair value	—	—

Interest rate swap futures - assets	—	Derivative asset, at fair value	—	—
Interest rate swap futures - liabilities	1,000	Derivative liabilities, at fair value	—	1,316
Total derivative financial instruments	$22,610,827		$131,228	$9,977

Because many of the Company’s current derivative agreements are not exchange-traded, the Company is exposed to credit loss in the event of nonperformance by the counterparty to the agreements. The Company controls this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of the contracts does not represent the Company’s exposure to credit loss.

The following summarizes the realized and unrealized net (losses) gains on derivative financial instruments and the consolidated statements of operations line items where such gains and losses were included:

		Year Ended December 31,
Derivative instrument	Statements of Operations Location	2020	2019	2018
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$518,837	$67,742	$(28,904)
Forward sales contracts (1)	Gain on origination and sale of loans, net	(608,072)	(108,710)	67,326
Put options on treasuries	Gain on origination and sale of loans, net	(27,112)	(586)	590
Put options on treasuries	Change in fair value of servicing rights, net	(2,218)	—	(16)
Interest rate swap futures	Change in fair value of servicing rights, net	16,708	20,974	(13,513)
Total realized and unrealized (losses) gains on derivative financial instruments		$(101,857)	$(20,580)	$25,483
(1)Amounts include pair-off settlements.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill totaled $40.7 million at both December 31, 2020 and 2019. There were no changes in goodwill during the years ended December 31, 2020, 2019 and 2018.

The Company's other intangible assets relate to its asset acquisition of iMortgage in October 2013, asset acquisition of Mortgage Master in January 2015, stock acquisition of CUSA in November 2016, and stock acquisition of ACT in June 2017. The following table presents the Company’s intangible assets, net:

	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
Non compete agreements	$2,136	$(2,112)	$24	—
Trademarks and tradename (1)	4,001	(1,950)	2,051	4.0
Domain name	30	(15)	15	4.0
Total	$6,167	$(4,077)	$2,090

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
Non compete agreements	$2,136	$(2,092)	$44	0.1
Trademarks and tradename (1)	4,001	(1,462)	2,539	5.0
Domain name	30	(11)	19	5.0
Total	$6,167	$(3,565)	$2,602
(1)CUSA and ACT trademarks totaling $0.1 million have indefinite lives with no amortization.

Amortization expense for amortizing intangible assets, net was $0.5 million and $0.6 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining weighted average amortization period for these assets is 48.0 months as of December 31, 2020. The following is a schedule of estimated amortization expense for the next five fiscal years:

Year ending December 31,
2021	$510
2022	491
2023	491
2024	491
2025	—
Estimated amortization expense	$1,983

The Company performs its annual assessment of possible impairment of goodwill and intangible assets as of December 31, or more frequently if events and circumstances indicate that impairment may have occurred. Based on management's analysis, the Company concluded that, as of both December 31, 2020 and 2019, the fair value of goodwill and intangible assets exceeded their respective carrying values. Thus, no impairment was recorded for goodwill or intangible assets, net.

NOTE 9 – VARIABLE INTEREST ENTITIES

The determination of whether the assets and liabilities of the VIEs are consolidated in the consolidated balance sheets or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement (if any) with the VIE. The Company is deemed the primary beneficiary and therefore consolidates VIEs for which it has both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) benefits, as defined, from the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis.

The following table presents the Company’s involvement in consolidated and nonconsolidated VIEs in which the Company holds variable interests.

	December 31, 2020
	Net carrying amount of total assets	Carrying amount of total liabilities	Maximum exposure to loss in non-consolidated VIEs
Consolidated variable interest entities
Mortgage loans & restricted cash	$1,765,855	$1,699,803	N/A
GNMA mortgage servicing rights	300,465	213,640	N/A
	$2,066,320	$1,913,443
Non-consolidated variable interest entities
Joint Ventures	$15,342	$11,818	$17,528

	December 31, 2019
	Net carrying amount of total assets	Carrying amount of total liabilities	Maximum exposure to loss in non-consolidated VIEs
Consolidated variable interest entities
Mortgage loans	$807,599	$800,000	N/A
GNMA mortgage servicing rights	281,255	213,149	N/A
	$1,088,854	$1,013,149
Non-consolidated variable interest entities
Joint Ventures	$15,113	$12,716	$17,030

Consolidated variable interest entities

The Company is generally determined to be the primary beneficiary in VIEs established for its securitization activities when it has a controlling financial interest in the VIE, primarily due to its servicing activities and because it holds a beneficial interest in the VIE that could be potentially significant (in certain cases). The consolidated VIEs included in the consolidated balance sheets represent separate entities with which the Company is involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to the Company, except for the customary representation and warranty provisions. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, the Company’s economic exposure to loss from outstanding third-party financing related to consolidated VIEs is limited to the carrying value of the consolidated VIE assets. Generally, all assets of consolidated VIEs, presented below based upon the legal transfer of the underlying assets in order to reflect legal ownership, are restricted for the benefit of the beneficial interest holders.

The Company originates and services mortgage loans. Mortgage loans are primarily sold to GSEs who then securitize these loans as previously discussed. The Company executes private-label securitizations to finance mortgage loans and mortgage servicing rights. The associated securitization entities are consolidated on the consolidated balance sheets.

In executing a securitization transaction, the Company sell assets (financial and non-financial) to a wholly-owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific SPE for cash, and other retained interests. The securitization entity is funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of either notes or trust certificates, which are sold to investors and/or retained by the Company. These beneficial interests are collateralized by the transferred assets and entitle the investors to specified cash flows generated from the underlying assets. In addition to providing a source of liquidity and cost-efficient funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers beyond any economic interest the Company may retain.

Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the financial assets, to issue beneficial interests to investors to fund the acquisition of the assets, and to enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the assets or beneficial interests of the entity. A servicer, who is generally the Company, is appointed pursuant to the underlying legal documents to service the assets the securitization entity holds and the beneficial interests it issues. Servicing functions include, but are not limited to, general collection activity on current and noncurrent accounts, loss mitigation efforts including repossession and sale of collateral, as well as preparing and furnishing statements summarizing the asset and beneficial interest performance. These servicing responsibilities constitute continued involvement in the transferred assets.

Cash flows from the assets transferred into the securitization entity represent the sole source for payment of distributions on the beneficial interests issued by the securitization entity and for payments to the parties that perform services for the securitization entity, such as the servicer or the trustee.

The Company holds retained beneficial interests in the securitizations including, but not limited to, subordinated securities and residuals; and other residual interests. These retained interests may represent a form of significant continuing economic interests. Certain of these retained interests provide credit enhancement to the trust as they may absorb credit losses or other cash shortfalls.

The Company holds certain conditional repurchase options specific to securitizations that allow it to repurchase assets from the securitization entity. The majority of the securitizations provide the Company, as servicer, with a call option that allows us to repurchase the remaining transferred financial assets or redeem outstanding beneficial interests at the Company’s discretion once the asset pool reaches a predefined level, which represents the point where servicing becomes burdensome (a clean-up call option). The repurchase price is typically the discounted securitization balance of the assets plus accrued interest when applicable. The Company generally has discretion regarding when or if it will exercise these options, but would do so only when it is in the Company’s best interest.

Other than customary representation and warranty provisions, these securitizations are nonrecourse to the Company, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require the Company to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale. The Company did not provide any non-contractual financial support to these entities during years ended December 31, 2020, 2019 and 2018.

Non-consolidated variable interest entities

The nature, purpose, and activities of nonconsolidated VIEs currently encompass the Company’s use of joint venture entities with home builders, real estate brokers and commercial real estate companies to provide loan origination services and real estate settlement services to the customers referred to the joint ventures by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $10.4 million, $12.9 million and $15.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 10 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	December 31,
	2020	2019
Servicing sales, net	$1,063	$7,469
Loan sales	3,833	14,353
Loan origination	7,113	7,384
Loan principal and interest	5,158	16,366
Margin call receivable	91,920	1,137
Joint ventures	4,195	5,504
Shareholder notes/employee receivables(1)	40	52,895
Settlement services	12,203	6,795
Servicing fee income	6,692	1,572
Other	5,905	7,571
	$138,122	$121,046
(1) The shareholder notes were fully repaid in November 2020, refer to Note 17- Related Party Transactions for further details.

There was $0.4 million and $1.3 million in allowance for credit losses at December 31, 2020 and 2019, respectively. There were $0.5 million, $1.0 million and $1.0 million of accounts receivable write-offs during the year ended December 31, 2020, 2019 and 2018, respectively.

NOTE 11 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2020	2019
Furniture and equipment	$125,349	$111,582
Computer software	19,031	17,826
Software development	82,202	71,278
Leasehold improvements	41,330	37,195
Work in progress	18,647	9,618
Property and equipment	286,559	247,499
Accumulated depreciation and amortization	(201,557)	(166,602)
Property and equipment, net	$85,002	$80,897

The Company recorded $35.2 million, $36.8 million and $35.3 million of depreciation and amortization expense related to property and equipment for the year ended December 31, 2020, 2019 and 2018, respectively, which includes assets financed under capital leases.

Capitalized computer software development costs consist of the following:

	December 31,
	2020	2019
Cost	$82,202	$71,278
Accumulated depreciation	(65,014)	(53,503)
Software development, net	$17,188	$17,775

The Company recorded $11.5 million, $11.2 million and $10.2 million of depreciation expense related to software development for the year ended December 31, 2020, 2019 and 2018, respectively.

Future computer software development depreciation for the remaining years:

Year ending December 31,
2021	$9,837
2022	5,037
2023 and thereafter	2,314
Total	$17,188

NOTE 12 – WAREHOUSE AND OTHER LINES OF CREDIT

At December 31, 2020, the Company is a party to 14 lines of credit with lenders providing $8.1 billion of warehouse and revolving credit facilities. The warehouse and revolving credit facilities are used to fund, and are secured by, residential mortgage loans held for sale. Interest expense from warehouse and revolving lines of credit is recorded to interest expense on the consolidated statements of operations.

The warehouse and revolving lines of credit are repaid using proceeds from the sale of loans. The base interest rates on the Company’s warehouse lines bear interest at 30-day LIBOR plus a margin. Some of the lines carry additional fees in the form of annual facility fees charged on the total line amount, commitment fees charged on the committed portion of the line and non-usage fees charged when monthly usage falls below a certain utilization percentage. The weighted average interest rate at December 31, 2020 totaled 2.11%. The Company’s warehouse lines are scheduled to expire through 2021 under one year terms and all lines are subject to renewal based on an annual credit review conducted by the lender. The Company’s Securitization Facilities’ notes have two to three year terms and are due May 2021, October 2021, October 2022, and December 2023.

The base interest rates for all warehouse lines of credit are subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale.  Certain of the warehouse line lenders require the Company, at all times, to maintain cash accounts with minimum required balances.  As of December 31, 2020 and 2019, there was $6.7 million and $4.4 million, respectively, held in these accounts which are recorded as a component of restricted cash on the consolidated balance sheets.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum distribution requirement, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. As of December 31, 2020, the Company was in compliance with all warehouse lending related covenants.

Securitization Facilities

In October 2018, the Company issued notes through a securitization facility (“2018 Securitization Facility”) backed by a revolving warehouse line of credit. The 2018 Securitization Facility is secured by newly originated, first-lien, fixed rate residential mortgage loans eligible for purchase by the GSEs as well as non-GSE eligible jumbo mortgage loans. The 2018 Securitization Facility issued $300.0 million in notes and certificates that bear interest at 30-day LIBOR plus a margin. The 2018 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) upon the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default. In October 2019, the Company repaid $100.0 million in notes and certificates of the 2018 Securitization Facility. In October 2020, the Company repaid the remaining $200.0 million in notes and certificates.

In May 2019, the Company issued notes through a new securitization facility (“2019-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2019-1 Securitization Facility is secured by newly originated, first-lien, fixed rate or adjustable rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae or Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2019-1 Securitization Facility issued $300.0 million in notes and certificates that bear interest at 30-day LIBOR plus a margin. The 2019-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) upon the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

In October 2019, the Company issued notes through an additional securitization facility (“2019-2 Securitization Facility” or collectively with the 2018 Securitization Facility and the 2019-1 Securitization Facility discussed above, the “Securitization Facilities”) backed by a revolving warehouse line of credit. The 2019-2 Securitization Facility is secured by newly originated, first-lien, fixed rate or adjustable rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae or Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2019-2 Securitization Facility issued $300.0 million in notes and certificates that bear interest at 30-day LIBOR plus a margin. The 2019-2 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) upon the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

In October 2020, the Company issued notes through an additional securitization facility (“2020-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2020-1 Securitization Facility is secured by newly originated, first-lien, residential mortgage loans eligible for purchase by Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2020-1 Securitization Facility issued $600.0 million in notes and certificates that bear interest at 30-day LIBOR plus a margin. The 2020-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) upon the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

In December 2020, the Company issued notes through a new securitization facility (“2020-2 Securitization Facility”) backed by a revolving warehouse line of credit. The 2020-2 Securitization Facility is secured by newly originated, first-lien, fixed rate residential mortgage loans eligible for purchase by the GSEs or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2020-2 Securitization Facility issued $500.0 million in notes and certificates that bear interest at 30-day LIBOR plus a margin. The 2020-2 Securitization Facility will terminate on the earlier of (i) the three year anniversary of the initial purchase date, (ii) upon the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

The following table presents certain information on warehouse borrowings at December 31, 2020 and 2019:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	December 31, 2020	December 31, 2019
Facility 1(1)	$1,000,000	$700,000	$1,700,000	10/29/2021	$1,665,005	$637,148
Facility 2(2)	—	600,000	600,000	9/27/2021	226,891	308,890
Facility 3	—	350,000	350,000	4/20/2021	206,863	124,646
Facility 4(3)	—	400,000	400,000	7/9/2021	335,096	166,090
Facility 5(4)	—	200,000	200,000	N/A	—	668
Facility 6(5)	100,000	700,000	800,000	10/11/2021	626,741	458,115
Facility 7(6)	—	1,000,000	1,000,000	5/5/2021	919,068	599,396
Facility 8(7)	300,000	—	300,000	5/14/2021	300,000	295,244
Facility 9(7)	300,000	—	300,000	10/23/2021	299,803	295,043
Facility 10 (8)	—	500,000	500,000	N/A	358,761	143,912
Facility 11(7)	600,000	—	600,000	10/25/2022	600,000	—
Facility 12(7)	500,000	—	500,000	12/17/2023	500,000	—
Facility 13	—	500,000	500,000	8/25/2021	259,247	—
Facility 14(9)	—	340,000	340,000	2/10/2021	279,954	239,541
Facility 15(10)	—	—	—	10/25/2020	—	197,874
Total	$2,800,000	$5,290,000	$8,090,000		$6,577,429	$3,466,567
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date. During the first quarter of 2021, the total facility amount increased to $1.8 billion.
(2)In addition to the $600.0 million warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(3)In addition to the $335.1 million outstanding balance secured by mortgage loans, this facility included a sub-limit $100.0 million to finance servicing rights of which no balance was outstanding as of December 31, 2020. In March 2021, the sub-limit of $100.0 million was removed.
(4)In addition to the $200.0 million warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(5)In addition to the $800.0 million warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(6)In addition to the $919.1 million outstanding balance secured by mortgage loans, the Company has $15.0 million outstanding to finance servicing rights included within debt obligations in the consolidated balance sheets. In March 2021, the total facility amount was temporarily increased to $2.0 billion through March 15, 2021.
(7)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.
(8)In February 2021, the total facility amount increased to $850.0 million.
(9)The Company did not renew this facility.
(10)In October 2020, the Company paid off this facility. Securitization was backed by a revolving warehouse facility to finance newly originated first-lien fixed rate mortgage loans.

The following table presents certain information on warehouse borrowings:

	Year Ended December 31,
	2020	2019	2018
Maximum outstanding balance during the period	$7,037,828	$4,370,205	$2,851,113
Average balance outstanding during the period	3,974,625	2,844,290	2,281,781
Collateral pledged (loans held for sale)	6,752,909	3,553,504	2,211,775
Weighted average interest rate during the period	2.54%	3.83%	3.78%

NOTE 13 – DEBT OBLIGATIONS

The following table shows the outstanding debt as of December 31, 2020 and 2019.

	December 31,
	2020	2019
Secured debt obligations, net:
Secured credit facilities	$—	$80,900
2020-VF1 Notes	7,571	—
GMSR VFN	15,000	15,000
Term notes	198,640	198,149
Total secured debt obligations, net	221,211	294,049
Unsecured debt obligations, net:
Unsecured term loan	—	248,289
Convertible debt	—	49,757
Senior notes	491,255	—
Total unsecured debt obligations, net	491,255	298,046
Total debt obligations, net	$712,466	$592,095

Secured Credit Facilities

Original Secured Credit Facility. The Company entered into a $25.0 million revolving secured credit facility (the “Original Secured Credit Facility”) in October 2014 to finance servicing rights and for other working capital needs and general corporate purposes. The Company has entered into subsequent amendments with the lender both increasing and decreasing the size of the facility. At December 31, 2020, capacity under the facility was $150.0 million. The Original Secured Credit Facility is secured by servicing rights, matures in June 2021 and accrues interest at a base rate per annum of 30-day LIBOR plus a margin per annum. As of December 31, 2020, there was no outstanding balance under the Original Secured Credit Facility. The Company has pledged $473.6 million in fair value of servicing rights as collateral to secure outstanding advances under the Original Secured Credit Facility. Advances for servicing rights are determined using a borrowing base formula calculated against the fair market value of the pledged servicing rights. Under the Original Secured Credit Facility, the Company is required to satisfy certain financial covenants, including minimum tangible net worth, minimum liquidity, maximum leverage and debt service coverage. As of December 31, 2020, the Company was in compliance with all such covenants.

Second Secured Credit Facility. The Company amended one of its warehouse line facilities to provide a $50.0 million sub-limit to finance servicing rights and for other working capital needs and general corporate purposes (the “Second Secured Credit Facility”) in May 2015. As of December 31, 2020, total capacity under the warehouse line facility was $400.0 million and is available to fund a combination of loans and servicing rights, subject to a $100.0 million sub-limit to finance servicing rights. As of December 31, 2020, there was no outstanding balance under the Second Secured Credit Facility. The Company has pledged $350.4 million in fair value of servicing rights as collateral to secure outstanding advances related to the sub-limit. Advances for servicing rights are determined using a borrowing base formula calculated against the fair market value of the pledged servicing rights. In July 2020, the Second Secured Credit Facility was increased to $100.0 million and the maturity date was extended to July 2021. The Second Secured Credit Facility accrues interest at a base rate per annum of 30-day LIBOR plus a margin per annum. If the Second Secured Credit Facility is not renewed or extended at the expiration date, the Company has the option to convert the outstanding principal balance to a term loan that accrues interest at a base rate per annum of 30-day LIBOR plus 5.75% and is due two years from the conversion date (“Term Loan”). The Term Loan requires monthly principal and interest payments based on a five year amortization period. Under the Second Secured Credit Facility, the Company is required to satisfy certain financial covenants, including minimum tangible net worth, minimum liquidity, maximum leverage and profitability requirements. As of December 31, 2020, the Company was in compliance with all such covenants.

2020-VF1 Notes

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust issued up to $130.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at 30-day LIBOR plus a margin per annum and mature in September 2021 (unless earlier redeemed in accordance with their terms). The 2020-VF1 Notes are secured by loanDepot.com, LLC’s rights to reimbursement for advances made pursuant to Fannie Mae and Freddie Mac requirements. At December 31, 2020, there was $7.6 million in advanced receivables trust outstanding, net of $1.0 million in deferred financing costs. Under this facility, the Company is required to satisfy certain financial covenants including minimum levels of tangible net worth and liquidity and maximum levels of consolidated leverage. As of December 31, 2020, the Company was in compliance with all such covenants.

GMSR VFN

The Company entered into a master repurchase agreement with one of its wholly-owned subsidiaries, loanDepot GMSR Master Trust (“GMSR Trust”) in August 2017 to finance Ginnie Mae mortgage servicing rights (the “GNMA MSRs”) owned by the Company (the “GNMA MSR Facility”) pursuant to the terms of a base indenture (the “GNMA MSR Indenture”). The Company pledged participation certificates representing beneficial interests in GNMA MSRs to the GMSR Trust. The Company is party to an acknowledgment agreement with Ginnie Mae whereby we may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors variable funding notes or one or more series of term notes, in each case secured by the participation certificates relating to the GNMA MSRs held by the GMSR Trust. In August 2017, the Company, through the GMSR Trust, issued a variable funding note (the “GMSR VFN”) in the initial amount of $65.0 million. The maximum amount of the GMSR VFN is $150.0 million. The GMSR VFN is secured by GNMA MSRs and bears interest at 30-day LIBOR plus a margin per annum. The Company amended the GMSR VFN in September 2018 to amend certain terms and extend the maturity date to September 2020. The Company amended the GMSR VFN again to extend the maturity date to October 2021. At December 31, 2020, there was $15.0 million in GMSR VFN outstanding. Under this facility, the Company is required to satisfy certain financial covenants. As of December 31, 2020, the Company was in compliance with all such covenants.

Term Notes

In November 2017, the Company, through the GMSR Trust, issued an aggregate principal amount of $110.0 million in secured term notes (the “Term Notes”). The Term Notes were secured by certain participation certificates relating to GNMA MSRs pursuant to the GNMA MSR Facility. In October 2018, the GMSR Trust was amended and restated for the purpose of issuing the Series 2018-GT1 Term Notes (“Term Notes”). The Term Notes accrue interest at 30-day LIBOR plus a margin per annum and mature in October 2023 or, if extended pursuant to the terms of the related indenture supplement, October 2025 (unless earlier redeemed in accordance with their terms). The Company issued $200.0 million in Term Notes and used the proceeds to pay off $110.0 million in outstanding GMSR Term Notes. At December 31, 2020, there was $198.6 million in Term Notes outstanding, net of $1.4 million in deferred financing costs. Under this facility, the Company is required to satisfy certain financial covenants. As of December 31, 2020, the Company was in compliance with all such covenants.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025 (the “Senior Notes”). The Senior Notes will mature on November 1, 2025. Interest on the Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. At any time prior to November 1, 2022, we may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. We may also redeem the Senior Notes at our option, in whole or in part, at any time on or after November 1, 2022 at various redemption prices. In addition, subject to certain conditions at any time prior to November 1, 2022, we may redeem up to 40% of the principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.50% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At December 31, 2020, there was $491.3 million in Senior Notes outstanding, net of $8.7 million in deferred financing costs.

Unsecured Term Loan

In August 2017, the Company entered into an agreement to refinance a $150.0 million unsecured term loan facility (the “Unsecured Term Loan”) which increased the balance to $250.0 million. The Unsecured Term Loan was repaid in October 2020. The Company incurred a prepayment penalty fee of $1.3 million in connection with repayment of the unsecured term loan. Prior to repayment, the Unsecured Term Loan was scheduled to mature in August 2022 and accrued interest at a rate of 30-day LIBOR plus a margin per annum. Interest expense was recorded to other interest expense. The Company used amounts borrowed under the Unsecured Term Loan for working capital needs and general corporate purposes. Under the Unsecured Term Loan, the Company was required to satisfy certain financial covenants including minimum tangible net worth, maximum leverage, and minimum cash balance.

Convertible Debt

In August 2019, the Company entered into an agreement for a convertible debt facility of $50.0 million (the “Convertible Debt”) secured by the Company’s LLC interests in its subsidiaries and all the assets thereof. The Convertible Debt matured in August 2022 and accrued interest at a rate of 14.00% per annum prior to the second anniversary and at a rate of 16.00% per annum thereafter. In March 2020, the Company entered into an amendment to increase the Convertible Debt to $75.0 million. The Company used amounts borrowed under the Convertible Debt for working capital needs and general corporate purposes. The Convertible Debt was convertible into the Company’s equity securities concurrently with the closing of a qualified equity financing transaction or during the 90 day period following the stated maturity date; however, that right to convert was forfeited as the outstanding balance of the Convertible Debt was paid in full in October 2020, before the Company’s Reorganization and IPO.

Securities Financing

The Company entered into a master repurchase agreement to finance securities (“Securities Financing”) in July 2018. The Securities Financing has an advance rate between 50% and 60% based on the class of security and accrues interest at a rate of 30-day LIBOR plus a margin annually. The Securities Financing was paid-off in May 2019.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on 30-day LIBOR plus a margin ranging from 2.90% - 4.75%.

NOTE 14 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2020	2019
Accrued compensation and benefits	$285,138	$83,237
Accounts payable	93,215	62,494
Loan loss obligation for sold loans	33,591	17,677
Deferred rent	17,214	18,617
Contingent consideration	189	2,374
Accrued pricing adjustments on sold loans	4,536	3,826
Other	9,045	7,877
	$442,928	$196,102

NOTE 15 – INCOME TAXES

Income taxes for the Company at the consolidated level are primarily federal, state, and local taxes for ACT. The components of income tax expense were as follows.

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$1,745	$(1,809)	$(440)
State	581	40	54
	2,326	(1,769)	(386)
Deferred
Federal	$(82)	$18	$(64)
State	4	2	(25)
	$(78)	$20	$(89)

Income tax expense	$2,248	$(1,749)	$(475)

For the years ended December 31, 2020, 2019, and 2018 ACT had a federal statutory rate of 21%. The effective tax rate of ACT for the years ended December 31, 2020, 2019, and 2018 was 27%, 30%, and 38%, respectively. ACT’s effective tax rate for the years ended December 31, 2020 and 2019 included recurring items such as state income taxes (net of federal benefit) and permanently non-deductible items. For the year ended December 31, 2019, LD Escrow experienced losses before income taxes, therefore no income tax expense was recorded.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	December 31,
	2020	2019
Deferred tax assets:
Accrued compensation	35	$31
Net operating loss	—	10
Acquired intangible assets	14	—
Total deferred tax assets	$49	$41

Deferred tax liabilities:
Acquired intangible assets	$—	$71
Depreciation	1	1
Total deferred tax liabilities	$1	$72
Net deferred tax assets (liabilities)	$48	$(31)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. The Tax Act reduced the U.S. corporate statutory tax rate to 21% effective for tax years beginning after December 31, 2017. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at December 31, 2020 and December 31, 2019 using a federal tax rate of 21%. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020, the Company did not have a valuation allowance on any deferred tax assets as the Company believed it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets.

During the fourth quarter of 2020, the remaining state tax open statutes for LD Escrow expired, resulting in a reversal of the liability recorded for unrecognized tax benefits. As of December 31, 2019, LD Escrow had a liability of $0.3 million, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties, and related tax benefits.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$282	$1,655	$2,125
Increases related to positions taken during prior years	—	—	—
Increases related to positions taken during the current year	—	—	—
Decreases related to positions settled with tax authorities	—	—	—
Decreases due to a lapse of applicable statute of limitations	(282)	(1,373)	(470)
Ending balance	$—	$282	$1,655

As part of the completion of the IPO, the Company will become a C Corporation and will be subject to federal, state, and local income taxes with respect to its share of net taxable income of LD Holdings, LLC.

NOTE 16 – LEASES

The Company has entered in various operating leases, which expire at various dates through 2028, related to its corporate headquarters and support, sales and processing offices. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years. Certain of these operating lease agreements include options to extend the original term. The Company’s operating lease agreements do not require the Company to make variable lease payments.

	Year Ended December 31,
	2020	2019
Lease expense:
Operating leases	$30,350	$29,560
Short-term leases	688	430
Sublease income	(1,518)	(1,000)
Lease expense included in occupancy expense	$29,520	$28,990

Other information:
Cash paid for operating leases	$29,394	$33,962
Right-of-use assets obtained in exchange for lease obligations:
Upon adoption of Topic 842	—	71,895
New leases entered into during the year	29,768	13,733

	December 31, 2020	December 31, 2019
Period-end:
Operating leases:
Weighted average remaining lease term (years)	4.2	3.5
Weighted average discount rate	7.0%	6.8%

The following is a schedule of future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2020:

Amount
Year ending December 31,
2021	$29,490
2022	24,653
2023	16,313
2024	12,419
2025	7,707
Thereafter	10,513
Total operating lease payments	101,095
Less: Imputed interest	(15,072)
Operating lease liability	$86,023

As of December 31, 2020, the Company has three operating leases that have not yet commenced with aggregate undiscounted required payments of $1.5 million.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, certain unitholders entered into promissory note agreements (“Shareholder Notes”) secured by Common Units owned by their respective unitholders. The Shareholder Notes accrued interest at a rate of 2.50% per annum compounded annually or, in the Event of Default would accrue interest at a rate of 4.50% per annum. The Shareholder Notes were due in full on the earliest to occur of (a) the fifth anniversary of the date of the notes, and, generally, (b) a Public Offering or a Sale of the Company as such terms were defined in the LLC Agreement that was in effect at the date of the Shareholder Notes. The Shareholder Notes were fully repaid in November 2020. The balance of the Shareholder Notes at December 31, 2019 of $52.7 million was recorded in accounts receivable, net on the consolidated balance sheet.

In conjunction with its various joint ventures, the Company entered into various agreements to provide services to the joint ventures for which it receives and pays fees. Services for which the Company earns fees include loan processing and administrative services such as legal, accounting, human resources, data processing and management information, assignment processing, post-closing, underwriting, facilities management, quality control, management consulting, risk management, promotions, public relations, advertising, and compliance with credit agreements. The Company also originates eligible mortgage loans referred by its joint ventures for which the Company pays the joint ventures a broker fee.

Fees earned, costs incurred, and receivables from joint ventures were as follows:

	Year Ended December 31,
	2020	2019	2018
Loan processing and administrative services fee income	$14,483	$9,909	$7,464
Loan origination broker fees expense	80,636	75,420	75,060

	December 31,
	2020	2019
Receivables from joint ventures	$2,196	$3,582

The Company paid management fees of $1.0 million, $0.7 million and $0.9 million to a Unitholder of the Company during the years ended December 31, 2020, 2019 and 2018, respectively. The Company employed certain employees that provided services to a Unitholder whose salaries totaled $0.2 million, $0.2 million and $0.2 million for the year ended December 31, 2020, 2019 and 2018, respectively.

The Company charters a private aircraft and a boat owned by North American Charters, Inc. (“NA Charters”) and JLSSAA LLC (“JLSSAA”), companies controlled by the Company’s CEO, which from time-to-time also leases the boat to third parties unaffiliated with us. The Company uses the charter services mainly for the purposes of business travel for our executive officers and directors. The Company incurred expenses to NA Charters and JLSSAA of zero, $0.2 million, and $0.2 million for the years ended December 31, 2020, 2019 and 2018 respectively. These charges included only allocated costs based on business usage. Our CEO pays for all unallocated expenses and any expenses related to his personal travel or mixed-use travel (travel in which a non-business passenger is also on the aircraft or boat).

NOTE 18 – EQUITY

As a result of the IPO and Reorganization discussed in Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies, the financial statements for the periods prior to the IPO were adjusted to combine the previously separate entities for presentation. The third amended and restated limited liability company agreement of LD Holdings (the “3rd Holdings LLC Agreement”) was further amended (“4th Holdings LLC Agreement” or “Holdings LLC Agreement”) to, among other things, modify its capital structure by replacing the different classes of interests including Redeemable Units and Unitholders’ Equity with a single new class of Class A common units that we refer to as “LLC Units”

which are owned by the Continuing LLC Members. The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members.

The noncontrolling interest of $1.7 billion and $375.9 million as of December 31, 2020 and 2019, respectively, represents the economic interest in LD Holdings that was held by the Continuing LLC Members prior to the IPO and Reorganization.

NOTE 19 – EQUITY-BASED COMPENSATION

Effective upon the completion of the IPO, the Company implemented the loanDepot, Inc. 2021 Omnibus Incentive Plan. The 2021 Omnibus Incentive Plan will allow for the grant of equity incentives, such as grants of stock options, restricted stock, restricted stock units and stock appreciation rights.

Prior to the IPO, the Company’s 2009 Incentive Equity Plan, 2012 Incentive Equity Plan, and 2015 Incentive Equity Plan (collectively, the “Plans”) provided for the granting of Class Z, Class Y, Class X, and Class W Common Units of LD Holdings to employees, managers, consultants, and advisors of the Company and its subsidiaries.

Participants that received grants or purchased Class Z, Class Y, Class X, or Class W Common Units of LD Holdings pursuant to the Plans were required to become a party to the Limited Liability Company Agreement. As part of the IPO and Reorganization discussed in Note 1- Description of Business, Presentation, and Summary of Significant Accounting Policies, any outstanding units were equitably adjusted and replaced with a single new class of LLC Units that were exchanged on a one-for-one basis for Holdco units. No further awards will be granted under the Plans as both the Plans and LLC Agreement were terminated.

The following tables present a summary of the changes in the Common Units of LD Holdings:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

(shares in thousands)
Unvested - beginning of period	100,679	$0.006	257,789	$0.030	298,748	$0.030
Granted	1,228,709	0.016	—	—	204,577	0.009
Vested	(623,674)	0.016	(89,640)	0.004	(167,993)	0.009
Forfeited/Cancelled	(95,216)	0.008	(67,470)	0.008	(77,543)	0.007
Unvested - end of period	610,498	0.016	100,679	0.006	257,789	0.030

	Year Ended December 31,
(shares in thousands)	2020	2019	2018
Units Granted:
Class X Common Units	1,228,709	—	—
Class V Common Units	—	—	204,577
Total	1,228,709	—	204,577

Total compensation expense associated with the Class Z, Class Y, Class X, Class W and Class V Common Units was $8.5 million, $0.2 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. There was an additional $6.4 million of share-based compensation expense for the year ended December 31, 2020 related to the modification of Class V Units for Class X Units based on the market value of those units at the modification date.

At December 31, 2020 and December 31, 2019, the total unrecognized compensation cost related to unvested unit grants was $9.5 million and $1.1 million, respectively. This cost is expected to be recognized over the next 4.1 years.

The following assumptions were used for the grants:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.3%	N/A	0.9% - 2.7%
Expected life	1.7 years	N/A	1.2 - 1.5 years
Expected volatility	160.0 - 175.0%	N/A	150.0 - 205.0%

The risk-free interest rate was the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the unit grants. The expected life of the units granted represented the period of time the unit grants were expected to be outstanding. The expected volatility was based on the historical volatility of a public peer group of Companies’ stock price in the most recent period that was equal to the expected term of the unit grants that were being valued.

NOTE 20 – EMPLOYEE BENEFIT PLAN

The Company’s employees are eligible to participate in a defined contribution plan (“401(k) Plan”). The Company matches 50% of participant contributions, up to 6% of each participant’s total eligible gross compensation. Matching contributions totaled approximately $18.4 million, $10.7 million and $10.2 million for the year ended December 31, 2020, 2019 and 2018, respectively.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LD Escrow and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. In the fourth quarter of 2019, LD Escrow transitioned its operations to LDSS. The balances held for the Company’s customers totaled $377.3 million and $113.8 million at December 31, 2020 and 2019, respectively.

Legal Proceedings

The Company is a defendant in or a party to a number of legal actions or proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. These matters include actions alleging improper lending practices, improper servicing, quiet title actions, improper foreclosure practices, violations of consumer protection laws, etc. and on account of consumer bankruptcies. In many of these actions, the Company may not be the real party of interest (because the Company is not the servicer of the loan or the holder of the note) but it may appear in the pleadings because it is in the chain of title to property over which there may be a dispute. Such matters are turned over to the servicer of the loan for those loans the Company does not service. In other cases, such as lien avoidance cases brought in bankruptcy, the Company is insured by title insurance and the case is turned over to the title insurer who tenders our defense. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal and regulatory proceedings utilizing the latest information available. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. Where available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of the loss, an accrued liability is established. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued.

The Company is defending two putative Telephone Consumer Protection Act (“TCPA”) class actions. The Company denies the allegations in these cases and is vigorously defending both matters. The Company intends to a file dispositive motions, which, if granted, would result in a finding of no liability and dismissal of the actions. In the second matter, the Company intends to file a motion to defeat class certification, which, if granted, may result in a nominal individual settlement. Given the lawsuits are at the early stages, the Company is unable to estimate a range of possible loss with any degree of reasonable certainty.

Recently, on December 24, 2020, the Company received a demand letter from one of the senior members of our operations team asserting, among other things, allegations of loan origination noncompliance and various employment related claims, including allegations of a hostile work environment and gender discrimination, with unspecified damages. We are conducting an investigation into the claims and our investigation is not complete. While the Company’s management does not believe these allegations have merit, should the executive file a formal lawsuit against us, it could result in substantial costs and a diversion of our management’s attention and resources.

The ultimate outcome of the other legal proceedings is uncertain and the amount of any future potential loss is not considered probable or estimable. The Company will incur defense costs and other expenses in connection with these legal proceedings. If the final resolution of any legal proceedings is unfavorable, it could have a material adverse effect on the Company’s business and financial condition.

Based on the Company’s current understanding of these pending legal actions and proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, unfavorable resolution could affect the consolidated financial position, results of operations or cash flows for the years in which they are resolved.

Compliance Matters

During the fourth quarter of 2019, an increase in mortgage originations resulted in an increase in title orders and loan settlements creating personnel and operational pressures within the Company. The Company increased staffing, adjusted schedules, and enhanced processes, but still experienced constraints in order to meet settlement timelines. Specifically, there was an increase in the number of days between receipt of funds from the originating lender and disbursement of those funds to pay off those loan transactions. In 2019, the Company initiated a review to refund consumers for any overage in per diem charges due to delays based on loan program and property state requirements. The Company established an accrual of $4.8 million as of December 31, 2019 for its estimate of the remaining refunds. As of January 2021, the Company had completed its review and processed refunds that totaled $4.2 million of which $3.9 million were completed throughout 2020 and the remaining $0.3 million in January 2021. As a result of this event and in order to prevent recurrence, the Company has decreased the number of states in which they accept orders in order to manage pipelines and routinely review key performance indicators along with pipeline estimates from their customers.

Regulatory Requirements

The Company is subject to various capital requirements by the U.S. Department of Housing and Urban Development (“HUD”); lenders of the warehouse lines of credit; and secondary markets investors. Failure to maintain minimum capital requirements could result in the inability to participate in HUD-assisted mortgage insurance programs, to borrow funds from warehouse line lenders or to sell or service mortgage loans. As of December 31, 2020 and 2019, the Company was in compliance with its selling and servicing capital requirements.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of December 31, 2020 and 2019 approximated $31.5 billion and $8.9 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 7- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

Loan Repurchase Reserve

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company’s whole loan sale agreements generally require it to repurchase loans if the Company breached a representation or warranty given to the loan purchaser. Additionally, the Company has repurchase obligations for personal loans facilitated through its banking relationship in the case where personal identification fraud is discovered at the inception of the loan.

The Company’s loan repurchase reserve for sold loans is reflected in accounts payable and accrued expenses. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties and other provisions for the years ended December 31, 2020, 2019 and 2018.

The activity related to the loan loss obligation for sold loans is as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$17,677	$18,301	$23,576
Provision for (reversal of) loan losses	25,973	8,673	(3,280)
Payments, realized losses and other	(10,059)	(9,297)	(1,995)
Balance at end of period	$33,591	$17,677	$18,301

NOTE 22 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company, through certain subsidiaries, is required to maintain minimum net worth, liquidity and other financial requirements specified in certain of its selling and servicing agreements, including:

•Ginnie Mae single-family issuers. The eligibility requirements include net worth of $2.5 million plus 0.35% of outstanding Ginnie Mae single-family obligations and a liquidity requirement equal to the greater of $1.0 million or 0.10% of outstanding Ginnie Mae single-family securities.

•Fannie Mae and Freddie Mac. The eligibility requirements for seller/servicers include tangible net worth of $2.5 million plus 0.25% of the Company’s total single-family servicing portfolio, excluding loans subserviced for others and a liquidity requirement equal to 0.35% of the aggregate UPB serviced for the agencies plus 2.0% of total nonperforming agency servicing UPB in excess of 6% basis points.
•HUD. The eligibility requirements include a minimum adjusted net worth of $1,000,000 plus 1% of the total volume in excess of $25,000,000 of FHA Single Family Mortgages originated, underwritten, serviced, and/or purchased during the prior fiscal year, up to a maximum required adjusted net worth of $2,500,000
•Fannie Mae, Freddie Mac and Ginnie Mae. The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

To the extent that these requirements are not met, the Company may be subject to a variety of regulatory actions which could have a material adverse impact on our results of operations and financial condition. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $97.2 million as of December 31, 2020. As of December 31, 2020, the Company was in compliance with the net worth, liquidity and other financial requirements of its selling and servicing requirements.

NOTE 23 – REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASC 606 by applying the modified retrospective method. Timing of recognition of the Company's revenue was not impacted by the adoption of ASC 606.

	Year Ended December 31,
	2020	2019	2018
Revenue Stream
Other income:
In scope of Topic 606:
Direct title insurance premiums	$38,613	$18,907	$12,585
Escrow and sub escrow fees	40,680	25,811	22,838
Default and foreclosure services	1,046	1,904	832
Out of scope of Topic 606:
Income from Joint Ventures	10,411	12,915	15,061
Other	3,648	6,144	3,434
Total other income	$94,398	$65,681	$54,750

Direct title insurance premiums, escrow and sub escrow fees, and default and foreclosure service revenues are within the scope of ASC Topic 606.

Direct title insurance premiums are based on a percentage of the gross title premiums charged by the title insurance provider and are recognized net as revenue when the Company is legally or contractually entitled to collect the premium. Revenue is recognized at the point-in-time upon the closing of the underlying real estate transaction as the earnings process is considered complete. Cash is typically collected at the closing of the underlying real estate transaction.

Escrow and sub escrow fees are primarily associated with managing the closing of real estate transactions including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing other related activities. Escrow and sub escrow fees are recognized as revenue when the closing process is complete or when the Company is legally or contractually entitled to collect the fee. Revenue is primarily recognized at a point-in-time upon closing of the underlying real estate transaction or completion and billing of services. Cash is typically collected at the closing of the underlying real estate transaction.

Default and foreclosure service revenues are associated with foreclosure title searches, tax searches, title updates, deed recordings and other related services. Fees vary by service and are recognized as revenue when the service is complete and billed or when the Company is entitled to collect the fee.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of our independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors )ages as of the date of this Annual Report on Form 10-K:.

Name	Age	Position(s)
Anthony Hsieh	55	Chairman, Chief Executive Officer and Director
Patrick Flanagan	56	Chief Financial Officer
Jeff Walsh	57	Senior Executive Vice President, Chief Revenue Officer
Jeff DerGurahian	44	Executive Vice President, Capital Markets
John C. Dorman	69	Director
Dawn Lepore	65	Director
Brian P. Golson	50	Director
Andrew C. Dodson	43	Director

Background of Our Executive Officers and Directors
Anthony Hsieh. Mr. Hsieh founded LDLLC and has served as Chairman and Chief Executive Officer since its formation in December 2009. He has been Chairman and Chief Executive Officer of loanDepot, Inc. since its formation in November 2020. Mr. Hsieh has more than 30 years of experience in the lending industry. Prior to starting LDLLC, he was instrumental in the development and success of many mortgage lending firms. In 2002, Mr. Hsieh founded HomeLoanCenter.com, the first national online lender to offer a full spectrum of mortgage loan products featuring live interest-rate quotes and loan offerings tailored to borrowers’ needs and credit profiles. He continued to lead the business for three years after it merged with IAC/Interactive subsidiary, LendingTree in 2004. In 1989, he acquired a mortgage brokerage company and transformed it into LoansDirect.com just as the internet sector was taking off. It became one of the most profitable and successful mortgage lenders throughout the 1990’s before it was acquired by E*TRADE Financial in 2001.
Patrick Flanagan. Mr. Flanagan was appointed Chief Financial Officer of LDLLC in December 2019, and joined the company in June 2017. Mr. Flanagan was appointed Chief Financial Officer of loanDepot, Inc. in January 2021. He has more than three decades of experience in the investment management, mortgage banking and fintech spaces, throughout which he has managed the origination, acquisition and servicing of more than $300 billion in residential mortgage and residential real estate assets. Prior to joining LD Holdings, he served as Executive Vice President at Carrington Mortgage Services from May 2016 to May 2017. From February 2015 until April 2016, he was a consultant at Waterfall Asset Management (“Waterfall Asset”). Prior to joining Waterfall Asset, he served as Chief Executive Officer and founder of Cove Financial from August 2009 until December 2014. Mr. Flanagan earned his undergraduate degree from Monmouth College.
Jeff Walsh. Mr. Walsh was appointed Senior Executive Vice President and Chief Revenue Officer of loanDepot, Inc. in January 2021 and has served as Senior Executive Vice President and Chief Revenue Officer of LDLLC since December 2019. He joined LDLLC in 2012 as Executive Vice president of Operations, where he oversaw the growth and production of various departments including Processing, Human Resources, Vendor Management and Escrow. Mr. Walsh has more than 20 years of industry experience as well as an extensive background in both sales and operations for Wholesale and Retail Lending. Prior to coming to LDLLC, he served as chief operating officer of Ameriquest Mortgage Company (“Ameriquest”) where he led operations to increase sales production, developed proprietary modeling systems for collections and loss mitigation and transformed the company’s technology platforms. During his tenure at Ameriquest, he also commanded strategic operations and supervised loan operations including Human Resources, Accounting, and IT. Mr. Walsh also served as president of Town and Country Credit. He has completed extensive leadership and management training, including executive-development programs at

Kenan-Flagler Business School at the University of North Carolina and the Center for Creative Leadership in Colorado Springs, Colorado. He attended West Valley College in Saratoga, California and San Jose College for his undergraduate studies.
Jeff DerGurahian. Mr. DerGurahian was appointed Executive Vice President, Capital Markets of loanDepot, Inc. at its formation in November 2020 and has served as Executive Vice President and Chief Capital Markets Officer of LDLLC since joining us in May 2012. He oversees our secondary marketing and capital markets efforts including investor relations, loan trading, hedging, pricing strategies, servicing, post-closing operations and product development. Prior to joining LDLLC, Mr. DerGurahian served for nine years as Executive Vice President of Capital Markets for Prospect Mortgage, LLC (formerly MetroCities Mortgage), and was a Hedge Manager for Tuttle Risk Management Services before joining Prospect Mortgage. Mr. DerGurahian holds a bachelor’s degree in Finance from the University of Virginia.
John C. Dorman. Mr. Dorman was appointed as a director of LDLLC in July 2015 and as a director of loanDepot, Inc. on February 11, 2021. Mr. Dorman served as a director of Online Resources Corporation, a developer and supplier of electronic payment services, from May 2009 until it was sold to ACI Worldwide, Inc. in March 2013, and as its Chairman from June 2010 until the sale. Mr. Dorman previously served as Co-Chairman of Online Resources Corporation from January 2010 to June 2010, and as Interim Chief Executive Officer from April 2010 to June 2010. From October 1998 to August 2003, he served as Chief Executive Officer of Digital Insight Corporation, a provider of software-as-a-service for online banking and bill payment for financial institutions, and served on the board of directors of Digital Insight until the company was acquired in 2007 by Intuit, Inc. Mr. Dorman served as Senior Vice President of the Global Financial Services Division of Oracle Corporation from August 1997 to October 1998; and Chairman and Chief Executive Officer of Treasury Services Corporation, a provider of modeling and analysis software for financial institutions, from 1983 to 1997. Mr. Dorman also serves on the boards of directors of CoreLogic, Inc. (NYSE: CLGX) and DeepDyve, Inc. Mr. Dorman earned a B.A. in Business Administration and Philosophy from Occidental College and an M.B.A. in Finance from the University of Southern California.
Dawn Lepore. Ms. Lepore was appointed as a director of LDLLC in July 2015 and as a director of loanDepot, Inc. on February 11, 2021. Ms. Lepore served as Interim Chief Executive Officer of Prosper Marketplace, Inc., an online peer-to-peer lending platform, from March 2012 to January 2013, and as Chairman and Chief Executive Officer of drugstore.com, inc., an online retailer of health and beauty care products, from October 2004 until its sale to Walgreen Co. in June 2011. Prior to joining drugstore.com, Ms. Lepore held various leadership positions during her 21 years with The Charles Schwab Company, an investment services firm that provides brokerage, banking and investment-related services to consumers and businesses. Ms. Lepore also serves on the boards of directors of Accolade, Inc. (NASDAQ: ACCD) and RealNetworks, Inc. (NASDAQ: RNWK). Ms. Lepore previously served on the boards of directors of Coupons.com from February 2012 to November 2017, AOL Inc. from November 2012 to June 2015, The TJX Companies, Inc. from June 2013 to June 2014, eBay Inc. from December 1999 to January 2013, The New York Times Company from 2008 to 2011, drugstore.com, inc. from 2004 to 2011 and Wal-Mart Stores Inc. from 2001 to 2004. Ms. Lepore earned a B.A. from Smith College.
Brian P. Golson. Mr. Golson was appointed as a director of LDLLC in December 2009 and as a director of loanDepot, Inc. on February 11, 2021. Mr. Golson is the Co-CEO and Managing Partner at Parthenon Capital and has been with Parthenon Capital since 2002. Prior to joining Parthenon Capital, Mr. Golson was the Chief Financial Officer and Vice President of Operations for Everdream, a software company sold to Dell providing outsourced IT infrastructure management. Mr. Golson also held leadership positions with Prometheus Partners, a middle-market private equity fund focused on recurring revenue service businesses, and GE Capital where he focused on acquisitions and divestitures of financial services and insurance businesses. Mr. Golson also serves on the boards of directors of Bluesnap, eTix, BillingTree, PayRoc, Edge, eSec Lending, ICD, Periscope Holdings and DaySmart. Mr. Golson earned a Bachelor of Arts in Economics from the University of North Carolina, Chapel Hill and a Master of Business Administration from the Harvard Business School.
Andrew C. Dodson. Mr. Dodson was appointed as a director of LDLLC in December 2009 and as a director of loanDepot, Inc. on February 11, 2021. Mr. Dodson is a Managing Partner at Parthenon Capital and has been with Parthenon Capital since 2005. Prior to joining Parthenon Capital, Mr. Dodson was a consultant with Bain & Co from 2004 to 2005. where he focused on mergers and acquisitions, cost control and corporate strategy for middle market technology companies. Mr. Dodson was also a financial analyst for Enron Corporation in the company’s retail group and worked for Trilogy, Inc., an enterprise software company, where he focused primarily in business development. Mr. Dodson also serves on the boards of directors of EdgeCo Holdings, Envysion, ICD, Millennium Trust and Venbrook. Mr. Dodson earned a Bachelor of Arts from Duke University and a Master of Business Administration from the Harvard Business School.

Board Composition
Our board of directors consists of seven seats, five of which are currently filled. Vacancies on our board of directors may be filled solely by a majority of the directors then in office, even if less than a quorum, or by a sole remaining director. Our board of directors is divided into three classes:
•    our Class I directors are Dawn Lepore and a vacancy, their terms will expire at our first annual meeting;
•    our Class II directors are Andrew Dodson and a vacancy to be filled by a person named by Anthony Hsieh pursuant to the Stockholders Agreement and their terms will expire at our second annual meeting of stockholders; and
•    our Class III directors are Anthony Hsieh, Brian Golson and John Dorman and their terms will expire at our third annual meeting of stockholders.
As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that John C. Dorman and Dawn Lepore do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the NYSE.
Controlled Company
We are a “controlled company” under the NYSE’s corporate governance standards. As a controlled company, exemptions under the standards free us from the obligation to comply with certain corporate governance requirements, including the requirements:
•    that a majority of our board of directors consists of “independent directors,” as defined under the NYSE listing standards;
•    that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•    that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•    for an annual performance evaluation of the nominating and corporate governance committee and compensation committee.
These exemptions, however, do not modify the independence requirements for our audit committee, and we intend to comply with the requirements of Rule 10A-3 of the Exchange Act, and the rules of the NYSE within the applicable time frame.
Board Committees
Our board of directors has three standing committees: an audit committee, a compensation committee and a governance and nominating committee. Each of the committees will report to the board of directors as they deem appropriate, and as the board of directors may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our board of directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.
Audit Committee
The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent registered public accounting firm and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee oversees the audit efforts of our independent registered public accounting firm and takes those actions as it deems necessary to satisfy itself that the independent registered public accounting firm is independent of management. Our audit committee consists of John Dorman (Chair), Dawn Lepore and Andrew Dodson. The SEC rules and the NYSE rules require us to have one independent audit committee member upon the listing of our Class A Common Stock on the NYSE, a majority of independent directors on the audit committee within 90 days of the effective date of the registration statement for our initial public offering and all independent audit committee members within one year of the effective date of the registration statement for our initial public offering. Our board of directors has affirmatively determined that John Dorman and Dawn Lepore meet the definition of “independent directors” for purposes of serving on an audit committee under applicable SEC and NYSE rules, and, to the extent applicable, we intend to comply with these independence requirements within the time periods specified. In addition, John Dorman qualifies as our “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K. Our board of directors has a written charter for the audit committee, which is available on the Investor Relations section of our website at www.loandepot.com. The information on our website is not intended to form a part of or be incorporated by reference into this Annual Report on Form 10-K.
Compensation Committee
The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines or recommends to the board of directors equity-based compensation for our directors, officers, employees and consultants and administers our equity incentive plans. Our compensation committee oversees our corporate compensation programs. As a controlled company, we rely upon the exemption from the NYSE requirement that we have a compensation committee composed entirely of independent directors. Our compensation committee consists of Dawn Lepore (Chair), John Dorman and an individual that will be selected by Anthony Hsieh pursuant to the Stockholders Agreement. Our board of directors has a written charter for the compensation committee, which is available on the Investor Relations section of our website at www.loandepot.com. The information on our website is not intended to form a part of or be incorporated by reference into this Annual Report on Form 10-K.
Governance and Nominating Committee
The governance and nominating committee is responsible for making recommendations to the board of directors regarding candidates for directorships and the size and composition of the board. In addition, the governance and nominating committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board of directors concerning corporate governance matters. As a controlled company, we rely upon the exemption from the NYSE requirement that we have a nominating and corporate governance committee composed entirely of independent directors. Our governance and nominating committee consists of John Dorman (Chair), Dawn Lepore and an individual that will be selected by Anthony Hsieh pursuant to the Stockholders Agreement. Our board of directors has a written charter for the governance and nominating committee, which is available on the Investor Relations section of our website at www.loandepot.com. The information on our website is not intended to form a part of or be incorporated by reference into this Annual Report on Form 10-K.

Codes of Ethics

We maintain a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the code is available on our website..
Corporate Governance Guidelines
Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE.

Item 11. Executive Compensation

Compensation Discussion and Analysis
This section discusses the material components of the executive compensation program for our executive officers who are named in the "Summary Compensation Table" below. In 2020, our "named executive officers", and their positions were as follows:
•    Anthony Hsieh, Chairman and Chief Executive Officer;
•    Patrick Flanagan, Chief Financial Officer;
•    Jeff Walsh, Senior Executive Vice President, Chief Revenue Officer; and
•    Jeff DerGurahian, Executive Vice President, Capital Markets.
Elements of Compensation
Our current executive compensation program, which was set by our board of directors, consists of the following components:
•    base salary;
•    annual cash incentive awards linked to our overall performance;
•    periodic grants of long-term equity-based compensation;
•    other executive benefits and perquisites; and
•    employment agreements and offer letters, which contain termination benefits.
We combine these elements in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives and align the interests of our executive officers and other senior personnel with those of our stockholders.
Base Salary
The primary component of compensation of our executive officers has historically been base salary. The base salary established for each of our executive officers is intended to reflect each individual’s responsibilities, experience, prior performance and other discretionary factors deemed relevant by our Chief Executive Officer and board of directors. Base salary is also designed to provide our executive officers with steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance. Our Chief Executive Officer and board of directors determine market level compensation for base salaries based on our executives’ experience in the industry with reference to the base salaries of similarly situated executives in other companies of similar size and stage of development operating in our industry. This determination is informal and based primarily on the general knowledge of our Chief Executive Officer and board of directors practices within our industry and such base salaries have been periodically reviewed and adjusted by our Chief Executive Officer and board of directors. The base salaries paid to our named executive officers in fiscal year 2020 are set forth in the section “Summary Compensation Table” below.
On April 22, 2018, Mr. Hsieh voluntarily reduced his base salary for an indefinite period due to the Company’s performance. On March 28, 2020, Mr. Hsieh’s base salary reduction was reversed and his base salary was increased to $500,000.
Annual Cash Bonus
Historically, we have incentivized our executive officers, including our named executive officers, with annual cash bonuses that are intended to reward the achievement of corporate and individual performance objectives. Our board of directors has determined the target bonus opportunity for each named executive officer in consultation with the Chief Executive Officer.
In fiscal year 2020, our board of directors established the target percentage amounts for the cash bonuses for each of our named executive officers. For fiscal year 2020, Messrs. Hsieh, Flanagan, Walsh, and DerGurahian were eligible to receive annual target cash bonuses of 100%, 200%, 400% and 100%, respectively, of their fiscal year 2020 base salaries, which resulted in bonuses of $7,500,000 for Mr. Hsieh, $2,400,000 for Mr. Flanagan, $6,000,000 for Mr. Walsh, and $2,400,000 for Mr. DerGurahian. These bonuses were paid in the first quarter of 2021.
We also provided a special one-time discretionary bonus to our named executive officers in fiscal year 2020. For additional information, please see footnote (1) of the section captioned “Summary Compensation Table” below.
Historical Long-Term Equity-Based Compensation
Prior to the offering, we have historically awarded equity-based compensation in the form of Class Z Common Units of LDLLC (“Class Z Units”), Class Y Common Units of LDLLC (“Class Y Units”), Class X Common Units of LDLLC (“Class X Units”), Class W Common Units of LDLLC (“Class W Units”), and/or Class V Common Units of LDLLC (“Class V Units”), in each case, that are intended to constitute “profits interests” for U.S. federal income tax purposes, and represent the right to share in any increase in the equity value of the company that exceeds a specified threshold (collectively, the “Incentive Units”). Following the 2018 restructuring of the Company pursuant to which LD Holdings became the principal owner of LDLLC, all of the Incentive Units of LDLLC were exchanged for substantially similar equity of LD Holdings, and Incentive Units granted after January 1, 2019 were Incentive Units of LD Holdings. The Incentive Units generally time-vest over a four or five year period, subject to the grantee’s continued employment with the Company on the applicable vesting date. Any unvested Incentive Units will generally be forfeited upon an Incentive Unit holder terminating their employment with the Company for any reason or no reason at all. A more detailed description of the vesting terms with regards to the Class X Units and Class V Units granted to our named executive officers can be found in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Current Offer Letters and Employment Agreements with Named Executive Officers” below.
In general, our board of directors previously considered an executive officer’s current position with our Company, the size of the executive officer’s total compensation package and the amount of existing vested and unvested equity awards, if any, then held by the executive officer. As a private company, no formal benchmarking efforts were made by our board of directors with respect to the size of equity grants made to executive officers and, in general, the determination process was very informal. Historically, our Chief Executive Officer and our board of directors have made all equity grant decisions with respect to our executive officers, and we anticipate that the compensation committee will, subject to approval by the board of directors as deemed necessary by the compensation committee, determine the size and terms and conditions of equity grants to our executive officers in accordance with the terms of the applicable incentive equity program and will approve them on an individual basis.
We granted 213,137,186 Class X Units in exchange for 61,715,807 Class V Units (collectively, the “Exchanged Units”) and an additional 114,415,949 Class X Units to our named executive officers during 2020. Such Class V Units were then subsequently cancelled for no further consideration. The exchange for new grants and the additional grants were made to ensure that our equity-based compensation continues to align the interests of our named executive officers with the success of the Company. For a discussion of the vesting and other material terms of the Incentive Units, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Incentive Unit Awards” below.
2021 Equity Incentive Plan
We have adopted the loanDepot, Inc. 2021 Omnibus Incentive Plan. Our 2021 Omnibus Incentive Plan allows for the grant of equity incentives, such as grants of stock options, restricted stock, restricted stock units and stock appreciation rights. For more information relating to our 2021 Omnibus Incentive Plan, see “2021 Omnibus Incentive Plan” below. In connection with our initial public offering, we made an equity incentive grant of under the 2021 Omnibus Incentive Plan to Messrs. Hsieh, Walsh, and DerGurahian.
Other Executive Benefits and Perquisites
We provide the following benefits to our executive officers on the same basis as other eligible employees:
•    health, dental and vision insurance;

•    vacation, paid holidays and sick days;
•    life insurance and supplemental life insurance;
•    short-term and long-term disability; and
•    a 401(k) plan with matching contributions.
We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.
In 2020, as a result of the COVID-19 pandemic, commencing in August 2020, we also made monthly rental payments for an apartment that our Chief Executive Officer generally used as temporary office space. We will continue making these rent payments through the expiration of the lease on February 28, 2021 but do not anticipate renewing such lease. For additional information, please see footnote (4) of the section captioned “Summary Compensation Table” below.
Employment Agreements and Severance Benefits
We previously entered into an employment agreement and offer letters (as applicable) with our named executive officers, which were in effect in 2020 and provide for certain severance entitlements in connection with a qualifying termination. The terms of the existing employment agreement and offer letters with our named executive officers are described in the section captioned “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Award Tables – Current Offer Letters and Employment Agreements with Named Executive Officers.”
In connection with our initial public offering, we entered into new employment agreements with our named executive officers, the terms of which are described in the section captioned “Recent Changes to Executive Compensation.”
-Pay and Say-on Frequency Vote
Our stockholders will have their first opportunity to cast an advisory vote to approve our named executive officers’ compensation at our next annual meeting of stockholders and to determine the frequency of these advisory votes. In the future, we intend to consider the outcome of the say-on-pay and say-on-frequency votes when making compensation decisions regarding our named executive officers.
Summary Compensation Table
The following table sets forth certain information with respect to compensation for the fiscal years ended December 31, 2020, December 31, 2019, and December 31, 2018.

Name and Principal Position	Year	Salary		Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Anthony Hsieh (5)	2020	$408,994	(6)	$42,500,000	$—	$7,500,000	$27,975	$50,436,969
Chief Executive Officer	2019	5,148			—	1,250,000	—	1,255,148
	2018	138,573			—	—	—	138,573
Patrick Flanagan	2020	439,231	(6)	12,600,000	1,687,785	2,400,000	9,025	17,136,041
Chief Financial Officer	2019	400,000			—	714,950	8,400	1,123,350
	2018	400,000			177,146	250,171	6,859	834,176
Jeff Walsh	2020	601,437	(6)	9,000,000	2,843,699	6,000,000	9,025	18,454,161
EVP, Chief Revenue Officer	2019	423,077			—	1,890,000	8,400	2,321,477
	2018	400,000			—	750,000	8,250	1,158,250
Jeff DerGurahian	2020	450,001	(6)	12,600,000	797,806	2,400,000	2,639	16,250,446
EVP, Capital Markets	2019	361,298			—	318,750	2,055	682,103
	2018	351,192			—	131,250	1,865	484,307

(1)The amounts reported in this column reflect special one-time discretionary bonuses. Our board of directors and our CEO participated in the determination of the special bonus allocations.
(2)The amounts reported in this column reflect the aggregate dollar amounts recognized for Incentive Units for financial statement reporting purposes for each respective fiscal year (disregarding any estimate of forfeitures related to service-based vesting conditions) in accordance with FASB ASC 718. See note 20 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-Ks. The amounts included in that column include the following:

Name	Year	Class V Unit (#)	Class V Unit ($)	Class X Unit (#)	Class X Unit ($)
Anthony Hsieh	2020	—	$—	—	$—
	2019	—	—	—	—
	2018	—	—	—	—
Patrick Flanagan	2020	—	—	103,736,000	1,687,785
	2019	—	—	—	—
	2018	18,925,879	177,146	—	—
Jeff Walsh	2020	—	—	174,781,728	2,843,699
	2019	—	—	—	—
	2018	—	—	—	—
Jeff DerGurahian	2020	—	—	49,035,407	797,806
	2019	—	—	—	—
	2018	—	—	—	—

(3)The amounts reported in this column represent annual cash bonuses to our named executive officers earned during each respective fiscal year, as further described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Current Offer Letters and Employment Agreements with Named Executive Officers.”
(4)This column includes 401(k) Plan contributions for eligible employees and other personal benefits. The amounts included in that column include the following:

Name	Year	401(k) Match(a)	Other Personal Benefits
Anthony Hsieh	2020	$—	$27,975	(b)
	2019	—	—
	2018	—	—
Patrick Flanagan	2020	8,550	475	(c)
	2019	8,400	—
	2018	6,859	—
Jeff Walsh	2020	8,550	475	(c)
	2019	8,400	—
	2018	8,250	—
Jeff DerGurahian	2020	2,164	475	(c)
	2019	2,055	—
	2018	1,865	—

(a)Reflects amounts of contributions to the 401(k) Plan for eligible employees.
(b)Reflects a onetime $475 work from home stipend and $27,500 in rental payments for an apartment located in Newport Beach, CA generally used as temporary office space for Mr. Hsieh. The Company made monthly rental payments of $5,500 from August, 2020 through the end of the year. The lease on the apartment expires on February 28, 2021, and the Company does not anticipate renewing the lease. The Company did not pay for any other fees or expenses related to the apartment other than the monthly rental payments.
(c)Reflects a onetime $475 work from home stipend.
(5)Mr. Hsieh also serves as the Chairman of our board of directors but does not receive any additional compensation for his service as a director.
(6)Represents the aggregate total of base salary along with payout of unused floating holidays and/or accrued but unused vacation during 2020 (“Accrued Holidays”). The total base salary and Accrued Holidays for each executive in 2020 were as follows:

Name	Base Salary	Accrued Holidays
Anthony Hsieh	$397,455	$11,539
Patrick Flanagan	403,077	36,154
Jeff Walsh	503,846	97,591
Jeff DerGurahian	377,885	72,116
2020 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2020 with respect to our named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)		Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold($)	Target ($)	Maximum
Anthony Hsieh
Bonus	1/10/20	$—	$7,500,000	$—
Class X Units	—				—		$—
Patrick Flanagan
Bonus	1/10/20	—	2,400,000	—
Class X Units	6/5/20				103,736,000	(4)	1,687,785	(6)
Jeff Walsh
Bonus	1/10/20	—	6,000,000	—
Class X Units	6/5/20				174,781,728	(5)	2,843,699	(7)
Jeff DerGurahian
Bonus	1/10/20	—	2,400,000	—
Class X Units	6/5/20				49,035,407		797,806

(1)The amounts reported in this column reflect the target bonus award opportunities to our named executive officers in 2020. We do not have a threshold or maximum payout with respect to our cash incentive award opportunities. The actual amounts earned by each of our executive officer in 2020 are set forth in the section titled “Summary Compensation Table” under the column “Bonus.”
(2)Represents the number of Class X Units granted in 2020 that are subject to the vesting conditions set forth below in the section titled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Incentive Unit Awards — Class X Units” and “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Incentive Unit Awards — Class V Units.”
(3)Represents the aggregate grant date fair values, respectively, of Class X Units granted in 2020. The methodology to determine their value is described in further detail in the section titled “Summary Compensation Table” under footnote (2).
(4)Represents a grant of 71,045,729 Exchanged Units, and a grant of an additional 32,690,271 Class X Units.
(5)Represents a grant of 142,091,457 Exchanged Units, and a grant of an additional 32,690,271 Class X Units.
(6)Represents the aggregate value of $1,155,914 of Exchanged Units and $531,871 of Class X Units.
(7)Represents the aggregate value of $2,311,828 of Exchanged Units and $531,871 of Class X Units.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Current Offer Letters and Employment Agreements with Named Executive Officers
We have entered into an employment agreements with Mr. Hsieh and an offer letter with each of Messrs. Flanagan, Walsh, and DerGurahian. The material terms of the employment agreement and the offer letters are summarized below. These summaries are qualified by reference to the actual text of the agreements.
Mr. Hsieh
Mr. Hsieh previously entered into an employment agreement with the Company, dated December 30, 2009, (the “Hsieh Agreement”). The Hsieh Agreement provides for an initial two-year term and automatically renews for a successive one-year period unless either party provides written notice of at least 30 days prior to the end of the applicable renewable period. Mr. Hsieh is entitled to receive a minimum annual base salary of $350,000, subject to annual review by the Company’s board of directors, and is eligible to participate in the Company’s equity incentive programs. Mr. Hsieh is also eligible to participate in any bonus pool established by the board of directors and in the manner determined by the board of directors as can participate in the Company’s employee and fringe benefit plans as may be in effect from time to time on the same basis as other similarly situated executives of the Company generally.

On April 22, 2018, Mr. Hsieh voluntarily reduced his base salary for an indefinite period due to the Company’s performance. This reduction in salary amounted to Mr. Hsieh having a new annualized salary of $4,779 in 2018 and $5,148 in 2019. On March 28, 2020, Mr. Hsieh’s base salary reduction was reversed and his base salary was increased to $500,000.
For a description of the payments and benefits Mr. Hsieh would be entitled to receive under the Hsieh Agreement in connection with a qualifying termination, see the section “Potential Payments Upon a Termination or Change in Control” below.
Mr. Flanagan
Mr. Flanagan previously entered into an offer letter with the Company, dated May 17, 2017 (the “Flanagan Letter”). The Flanagan Letter provides for at-will employment without a specified term. Mr. Flanagan is entitled to receive an annual base salary of $400,000 and is eligible to participate in the Company’s equity incentive programs and the Company’s other employee and fringe benefits plans, as may be in effect from time to time. Mr. Flanagan is also eligible to receive an annual discretionary bonus with a minimum annual bonus amount of $250,000 and a target bonus equal to $800,000.
For a description of the payments and benefits Mr. Flanagan would be entitled to receive under the Flanagan Letter in connection with a qualifying termination, see the section “Potential Payments Upon a Termination or Change in Control” below.

Mr. Walsh
Mr. Walsh previously entered into an offer letter with the Company, dated October 22, 2012 (the “Walsh Letter”). The Walsh Letter provides for at-will employment without a specified term. Mr. Walsh is entitled to receive an annual base salary of $300,000 and is eligible to participate in the Company’s equity incentive programs and the Company’s other employee and fringe benefits plans, as may be in effect from time to time. Mr. Walsh is also eligible to receive eligible to receive an annual discretionary bonus based on individual and Company performance with a target bonus equal to $600,000. On September 27, 2019, Mr. Walsh entered into a letter of understanding to the Company pursuant to which Mr. Walsh’s base salary was increased to $500,000 and increased his annual target bonus amount to $2,100,000, of which $1,000,000 was guaranteed to be paid in 2019.
Mr. DerGurahian
Mr. DerGurahian previously entered into an offer letter with the Company, dated April 25, 2012 (the “DerGurahian Letter”). The DerGurahian Letter provides for at-will employment without a specified term. Mr. DerGurahian is entitled to receive an annual base salary of $320,000 and is eligible to participate in the Company’s equity incentive programs and the Company’s other employee and fringe benefits plans, as may be in effect from time to time. Mr. DerGurahian is also entitled to an annual bonus based on individual and Company performance with a target bonus equal to $320,000. The DerGurahian Letter also provided for a reimbursement of up to $80,000 in relocation expenses. On March 8, 2018, Mr. DerGurahian’s annual base salary was increased to $375,000.
For a description of the payments and benefits Mr. DerGuriahian would be entitled to receive under the DerGurahian Letter in connection with a qualifying termination, see the section “Potential Payments Upon a Termination or Change in Control” below.
Incentive Unit Awards
We have granted Incentive Units pursuant to unit grant agreements for the Incentive Units with PCP Managers, L.P. Class Z Units were granted under the LDLLC 2009 Incentive Equity Plan (the “2009 Equity Plan”), Class Y Units were granted under the LDLLC 2012 Incentive Equity Plan (the “2012 Equity Plan”), Class W Units and Class X Units were granted pursuant to the LDLLC 7th Amended and Restated LLC Agreement, dated December 31, 2015 (the “LLC Agreement”), and the Class V Units were granted under the LDLLC 2015 Incentive Equity Plan (the “2015 Equity Plan”). Following the 2018 restructuring of the Company pursuant to which LD Holdings became the principal owner of LDLLC, all of the Incentive Units of LDLLC were exchanged for substantially similar equity of LD Holdings, and Incentive Units granted after January 1, 2019 were Incentive Units of LD Holdings.
As profits interests, the Incentive Units have no value for tax purposes on the date of grant, but instead are designed to gain value only after LDLLC has realized a certain level of returns for the holders of LDLLC’s common units. Holders of Incentive Units are generally entitled to participate in any pro rata distributions together with the holders of the common units in the proportions set forth in the LLC Agreement based on their respective sharing percentages, provided that no Incentive Unit is entitled to any portion of a distribution until the “return threshold” (as defined in the LLC Agreement) with respect to such unit has been realized and such Incentive Unit has vested. The threshold value of each Incentive Unit is set forth in the LLC Agreement, and is subject to the terms provided in the 2009 Equity Plan, 2012 Equity Plan, LLC Agreement, and 2015 Equity Plan, respectively.

The following is a summary of the material terms of the Incentive Units granted to each of our named executive officers that were outstanding during the 2020 fiscal year:
Class X Units
Class X Units were granted to Messrs. Hsieh and DerGurahian on May 20, 2015, to Mr. Walsh on May 21, 2015 (collectively, the “2015 Class X Units”), to Messrs. DerGurahian, Walsh, and Flanagan on June 5, 2020 (the “2020 Class X Units”), and are generally subject to specific return thresholds pursuant to their respective agreements and the LD Holdings LLC Agreement. The 2015 Class X Units held by Mr. Hsieh are split into two groups, the “first grant units” and the “new grant units” (each as defined in Mr. Hsieh’s 2015 Class X Unit Grant Agreement), and are subject to the following vesting schedule: (i) 100% of the first grant units vest on May 20, 2015 (the “2015 Class X Vesting Commencement Date”) and (ii)(A) 50.74368% of the new grant units vest on the 2015 Class X Vesting Commencement Date (B) 1.48225% of the new grant units vest on the last day of each calendar month commencing on the first full calendar month following the 2015 Class X Vesting Commencement Date (C) 0.79813% of the new grant units vest on the last day of each calendar month commencing on the first full calendar month following the second anniversary of the 2015 Class X Vesting Commencement Date (D) 0.34206% of the new grant units vest on the last day of each of the next 11 calendar months commencing on the first full calendar month following the third anniversary of the 2015 Class X Vesting Commencement Date (E) 0.3428% of the new grant units vest on May 31, 2019 such that 100% of the new grant units became vested on May 31, 2019.
The 2015 Class X Units held by Mr. DerGurahian are split into three groups, the “first grant units” the “second grant units” and the “new grant units” (each as defined in Mr. DerGurahian’s 2015 Class X Unit Grant Agreement), and are subject to the following vesting schedule: (i)(A) 60.008% of the first grant units vest on 2015 Class X Vesting Commencement Date and (B) 1.667% of the first grant units vest on the last day of each calendar month commencing on the first full calendar month following 2015 Class X Vesting Commencement Date such that 100% of the first grant units became vested on May 31, 2017, and (ii)(A) 48.339% of the second grant units vest on the 2015 Class X Vesting Commencement Date, (B) 1.667% of the second grant units vest on the last day of each calendar month commencing on the first full calendar month following the 2015 Class X Vesting Commencement Date, and (C) 1.667% of the new grant units vest on December 24, 2017, such that 100% of the second grant units became vested on December 24, 2017, and (iii)(A) 20% of new grant units vest on the first anniversary of the 2015 Class X Vesting Commencement Date and (B) 1.667% of the new grant units vest on the last day of each calendar month commencing on the first full calendar month following the first anniversary of the 2015 Class X Vesting Commencement Date such that 100% of the new grant units became fully vested on May 31, 2020.
The 2015 Class X Units held by Mr. Walsh are split into two groups, the “first grant units” the “new grant units” (each as defined in Mr. Walsh’s Class X Unit Grant Agreement), and are subject to the following vesting schedule: (i)(A) 48.339% of the first grant units vest on May 21, 2015 (the “Walsh Vesting Commencement Date”), (B) 1.667% of the first grant units vest on the last day of each calendar month commencing on the first full calendar month following the Walsh Vesting Commencement Date, and (C) 1.667% of the new grant units vest on December 24, 2017, such that 100% of the first grant units became vested on December 24, 2017, and (iii)(A) 20% of new grant units vest on the first anniversary of the Walsh Vesting Commencement Date and (B) 1.667% of the new grant units vest on the last day of each calendar month commencing on the first full calendar month following the first anniversary of the Walsh Vesting Commencement Date such that 100% of the new grant units became vested on May 31, 2020.

The 2020 Class X Units held by Messrs. DerGurahian, Walsh, and Flanagan are subject to the following vesting schedule: (i) 20% of the 2020 Class X Units will vest on May 1, 2021, and (ii) 1.667% of the 2020 Class X Units vest on the last day of each calendar month commencing on the first full calendar month following May 1, 2021 such that 100% of the Class X Units will be vested on May 1, 2025.

In order for the Class X Units to vest on any applicable vesting date, the named executive officer must have been continuously employed with the Company from the date of grant through such applicable vesting date. If a named executive officer’s employment with the Company is terminated for any reason other than in connection with a “sale of the Company” (as defined in the LLC Agreement), such that the named executive officer becomes an employee of the acquiring or successor entity to the Company, all unvested Class X Units will be forfeited. If the named executive officer is terminated for “cause” (as defined in each respective Class X Unit Grant Agreement), both vested and unvested Class X Units will be forfeited. In the event of the named executive officer’s termination of employment, we will have the option to purchase some or all of the named executive officers vested Class X Units for the fair market value of such Class X Units on the date of repurchase.
For a description of the acceleration of the Class X Units in connection with a sale of the Company, see the section “Potential Payments Upon a Termination or Change in Control” below.
Class V Units
Class V Units were granted to Mr. Flanagan on October 1, 2018 and to Mr. Walsh on June 1, 2017, and are generally subject to specific return thresholds pursuant to their respective agreements and the Holdings LLC Agreement. The Class V Units held by Mr. Flanagan are subject to the following vesting schedule: (i) 23.334% of the Class V Units will vest on October 1, 2018, and (ii) 1.667% of the Class V Units vest on the last day of each calendar month commencing on the first full calendar month following October 1, 2018 such that 100% of the Class V Units will be vested on July 31, 2022.
The Class V Units held by Mr. Walsh are subject to the following vesting schedule: (i) 48.335% of the Class V Units will vest on June 1, 2017, and (ii) 1.667% of the Class V Units vest on the last day of each calendar month commencing with June 2017 such that 100% of the Class V Units became vested on December 31, 2019.
In order for the Class V Units to vest on any applicable vesting date, the named executive officer must have been continuously employed with the Company from the date of grant through such applicable vesting date. If a named executive officer’s employment with the Company is terminated for any reason other than in connection with a sale of the Company, such that the named executive officer becomes an employee of the acquiring or successor entity to the Company, all unvested Class V Units will be forfeited. If the named executive officer is terminated for “cause” (as defined in each respective Class V Unit Grant Agreement), both vested and unvested Class V Units will be forfeited. In the event of the named executive officer’s termination of employment, we will have the option to purchase some or all of the named executive officers vested Class V Units for the fair market value of such Class V Units on the repurchase date.
All outstanding Class V Units were exchanged for 2020 Class X Units (the “Exchanged Units”) on June 5, 2020, and the outstanding Class V Units were subsequently cancelled for no additional consideration. The Exchanged Units are subject to the same terms and conditions (including, without limitation, the vesting provisions and repurchase provisions) of the Class V Units.
For a description of the acceleration of the Class V Units in connection with a sale of the Company, see the section “Potential Payments Upon a Termination or Change in Control” below.
No further awards will be granted under the 2009 Equity Plan, the 2012 Equity Plan, the LLC Agreement, or the 2015 Equity Plan and each of these plans has been terminated.

Recent Changes to Executive Compensation
New Employment Agreements with Named Executive Officers
In connection with and prior to the closing of the initial public offering, we entered into new employment agreements with our named executives officers. The material terms of these employment agreements are summarized below and are qualified by reference to the actual text of the agreements.
The new employment agreements with our named executive officers provide for initial three-year terms and automatically renew for successive one-year periods unless either party provides written notice of at least 60 days prior to the end of the applicable renewable period. The employment agreements provide for at-will employment, meaning that either party may terminate the employment agreements and their employment thereunder at any time, for any reason or no reason. The employment agreements provide for base salary, an annual performance bonus with a target bonus based on a percentage of the named executive officer’s base salary, standard benefits, and eligibility to participate in our equity incentive plans. Amounts paid under the performance bonus are to be determined by our board of directors (or a committee thereof) in its sole discretion, and payment is contingent on our named executive’s officer’s continued employee through the bonus payment date. The employment agreements subject each named executive officer to customary confidentiality, non-competition, non-solicitation and non-disparagement covenants.
Under the terms of the new employment agreements, our named executive officers will receive the following base salaries and target annual bonuses: a base salary of $850,000 and bonus target of 250% for Mr. Hsieh; a base salary of $600,000 and bonus target of 150% for Mr. Flanagan; a base salary of $750,000 and bonus target of 200% for Mr. Walsh; and a base salary of $600,000 and bonus target of 150% of for Mr. DerGurahian.
For a description of the payments and benefits our named executive officers would be entitled to receive under these new employment agreements in connection with a qualifying termination, see the section “Potential Payments Upon a Termination or Change in Control” below.
New Equity Incentive Grants
In connection with the initial public offering and a previous bonus discussions with Messrs. Hsieh, Walsh, and DerGurahian, we will be granting equity awards in the form of fully vested restricted stock units to Messrs. Hsieh, Walsh, and DerGurahian under our 2021 Omnibus Incentive Plan, which will be settled on the first business day following the six-month anniversary of the initial public offering. The grants to Messrs. Hsieh, Walsh, and DerGurahian will be as follows: 1,059,500 restricted stock units to Mr. Hsieh, 185,250 restricted stock units to Mr. Walsh, and 165,750 restricted stock units to Mr. DerGurahian.

Outstanding Equity Awards At 2020 Fiscal Year End
The following table sets forth certain information with respect to outstanding Incentive Units of our named executive officers as of December 31, 2020 with respect to the named executive officer. The market value of the Incentive Units in the following table is the fair value of such Incentive Unit at December 31, 2020.

Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Anthony Hsieh
Class X Units	—		$—
Class V Units	—		—
Patrick Flanagan
Class X Units	56,363,418	(3)	917,033	(5)
Class V Units	—		—
Jeff Walsh
Class X Units	32,690,271	(4)	531,871
Class V Units	—		—
Jeff DerGurahian
Class X Units	49,035,407	(4)	797,806
Class V Units	—		—

(1)Represents the number of unvested Incentive Units that are subject to the vesting conditions set forth above in the section titled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Incentive Unit Awards.”
(2)The market value of our Incentive Units as of that date is not determinable. Accordingly, we cannot calculate the market value of the unvested Incentive Units as of that date. The values reflect the grant date fair values calculated in accordance with FASB ASC Topic 718. Assumptions used in the valuation of equity-based awards are discussed in Note 19 to our audited consolidated financial statements as of and for the year ended December 31, 2020, which are included elsewhere in this Annual Report on Form 10-K.
(3)Represents the aggregate of 23,673,147 Exchanged Units and 32,690,271 2020 Class X Units. 1.667% of the outstanding Exchanged Units vest on the last day of each calendar month with 100% of the Exchanged Units vesting on July 31, 2022. 20% of the 2020 Class X Units will vest on May 1, 2021, and 1.667% of the 2020 Class X Units vest on the last day of each calendar month commencing on the first full calendar month following May 1, 2021 such that 100% of the Class X Units will be vested on May 1, 2025.
(4)Represents 2020 Class X Units. 20% of the 2020 Class X Units will vest on May 1, 2021, and 1.667% of the 2020 Class X Units vest on the last day of each calendar month commencing on the first full calendar month following May 1, 2021 such that 100% of the Class X Units will be vested on May 1, 2025.
(5)Represents the aggregate sum of $385,162 of Exchanged Units and $531,871 of 2020 Class X Units.

Options Exercised and Stock Vested
The Company does not issue stock options to any of its employees. The following table sets forth certain information with respect to the vesting of Incentive Units during the fiscal year ended December 31, 2020 with respect to our named executive officers.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Anthony Hsieh
Class X Units	—		$—
Class V Units	—		—
Patrick Flanagan
Class X Units	47,372,582	(2)	1,687,785
Class V Units	1,577,472	(3)	14,765
Jeff Walsh
Class X Units	143,421,038	(4)	2,311,828
Class V Units	—		—
Jeff DerGurahian
Class X Units	5,023,884		—
Class V Units	—		—

(1)The market value of our Incentive Units as of that date is not determinable. Accordingly, we cannot calculate the market value of the unvested Incentive Units as of that date. The values reflect the grant date fair values calculated in accordance with FASB ASC Topic 718. Assumptions used in the valuation of equity-based awards are discussed in Note 19 to our audited consolidated financial statements as of and for the year ended December 31, 2020, which are included elsewhere in this Annual Report on Form 10-K.
(2)Represents 47,372,582 Exchanged Units, of which 39,082,256 immediately vested upon grant because such Exchange Units were replacing 10,411,126 previously vested Class V Units.
(3)Represents Class V Units that vested prior to being exchanged for Exchange Units on June 5, 2020.
(4)Represents the aggregate total of 1,329,581 2015 Class X Units and 142,091,457 Exchanged Units. The 142,091,457 Exchanged Units immediately vested upon grant because such Exchange Units were replacing 42,789,928 previously vested Class V Units.
Pension Benefits
Our named executive officers did not participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by us. Our board of directors or compensation committee may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interest.
Nonqualified Deferred Compensation
Our named executive officers did not participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our board of directors or compensation committee may elect to provide our executive officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interest.

Potential Payments Upon a Termination or Change in Control
Severance Benefits Under Current Employment Agreements
Pursuant to the Hsieh Agreement, in the event of Mr. Hsieh’s termination of employment by the Company without “cause,” or by Mr. Hsieh for “good reason” (as such terms are defined in the Hsieh Agreement), Mr. Hsieh will be entitled to receive, subject to his timely execution of a general release of claims: (i) any unpaid base salary and benefits through the date of termination; (ii) an amount equal to his then-current annual base salary, payable in equal installments over the twelve-month period following such termination; and (iii) a lump sum payment equal to a pro-rated portion of his annual bonus for the year of termination. Mr. Hsieh is also subject to the following restrictive covenants: (A) non-solicitation of employees and consultants during employment and for one year thereafter, (B) perpetual confidentiality, and (C) perpetual non-disparagement.

Pursuant to the Flanagan Letter, in the event Mr. Flanagan is terminated by the Company without “cause” or Mr. Flanagan terminates his employment for “good reason” (as such terms are defined in the Flanagan Letter), Mr. Flanagan will be entitled to receive, subject to his timely execution of a general release of claims, an amount equal to his then-current annual base salary for twelve-month period following the date of termination.
Pursuant to the DerGurahian Letter, in the event Mr. DerGurahian is terminated by the Company without “cause” (as defined in DerGurahian Letter), Mr. DerGurahian will be entitled to receive, subject to his timely execution of a general release of claims, an amount equal to his then-current annual base salary for a period of 6-months following the date of termination.
Accelerated Vesting of Equity Awards
Upon a sale of the Company, any outstanding and unvested Class X Units or Exchanged Units will accelerate and vest provided that the named executive officer holding such Class X Units or Exchanged Units has maintained continuous employment with the Company from the grant date through the date of the sale of the Company.
Severance Benefits under New Employment Agreements
In the event Mr. Hsieh’s employment is terminated by the Company without “cause” or by Mr. Hsieh for “good reason” not in connection with a “change in control” (each as defined in the new employment agreements), Mr. Hsieh will be entitled to, subject to their execution and non-revocation of a release of claims, (i) a lump sum payment equal to 24 months of base salary, (ii) a pro-rata annual bonus based on the actual achievement of the performance objectives for the fiscal year in which termination occurs, (iii) the earned, but unpaid portion of annual bonus for the prior fiscal year (if applicable) and (iv) the payment or reimbursement of healthcare premiums through the earlier of (A) 24 months following Mr. Hsieh’s date of termination and (B) the date Mr. Hsieh becomes eligible for another healthcare plan.
If Mr. Hsieh’s employment is terminated by the Company without “cause” or by Mr. Hsieh for “good reason” during the period beginning 3 months prior to a change in control and ending 12 months after a change in control, then Mr. Hsieh will be entitled to (i) a lump sum payment equal to 3x the sum of Mr. Hsieh base salary plus target bonus (ii) the payment or the reimbursements of healthcare premiums through the earlier of (A) 36 months following Mr. Hsieh’s date of termination and (B) the date Mr. Hsieh becomes eligible for another healthcare plan, and (iii) the full accelerated vesting of any unvested equity awards held by Mr. Hsieh, with any performance-based vesting criteria being deemed earned at the greater of target or actual performance through the date of the change in control.
In the event Messrs. Flanagan, Walsh, or DerGurahian’s employment is terminated by the Company without “cause” or by the named executive officer for “good reason” not in connection with a “change in control” (each as defined in the new employment agreements), each named executive officers will be entitled to, subject to their execution and non-revocation of a release of claims, (i) a lump sum payment equal to 12 months of the named executive officer’s base salary and (ii) the payment or reimbursement of healthcare premiums through the earlier of (A) 12 months following the named executive officer’s date of termination and (B) the date the named executive officer becomes eligible for another healthcare plan.
If Messrs. Flanagan, Walsh, or DerGurahian’s employment is terminated by the Company without “cause” or by the named executive officer for “good reason” during the period beginning 3 months prior to a change in control and ending 12 months after a change in control, then the same severance benefits will apply, except that (i) the lump sum payment will instead be equal to 1.5x the named executive officer’s base salary and target bonus, (ii) the named executive officer will be entitled to a pro-rata annual bonus based on the actual achievement of the performance objectives for the fiscal year in which termination occurs, (iii) the named executive officer will be entitled to the earned, but unpaid portion of annual bonus for the prior fiscal year (if applicable) (iv) the healthcare premiums will instead be through the earlier of (A) 18 months following the named executive officer’s date of termination and (B) the date the named executive officer becomes eligible for another healthcare plan, and (v) any unvested equity awards held by the named executive officer shall immediately vest, with any performance-based vesting criteria being deemed earned at the greater of target or actual performance through the date of the change in control.
In the event any payment provided to any of our named executive officers would implicate Section 280G of the Code, the named executive officer would receive either (i) payment of the full amounts set forth in the new employment agreements or otherwise to which the named executive officer is entitled or (ii) payment of such lesser amount that does not trigger excise taxes under Section 280G of the Code, whichever results in the named executive officer receiving a higher amount after taking into account all federal, state and local income, excise and employment taxes.
The new employment agreements also subject our named executive officers to the following restrictive covenants: (i) non-solicitation of employees and customers during employment and for 24 months thereafter, (ii) employment term non-competition, (iii) perpetual confidentiality, (iv) assignment of work-product and other intellectual property, (v) perpetual and mutual non-disparagement.
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his employment had been terminated without cause on December 31, 2020. Amounts below reflect potential payments pursuant to the current employment agreement and offer letters for such named executive officers, and not the new arrangements entered into in connection with our initial public offering.

Name	Cash Severance Benefits(1)($)	Value of Accelerated Equity Awards ($)	Total ($)
Anthony Hsieh	$500,000	$—	$500,000
Patrick Flanagan	400,000	—	400,000
Jeff Walsh	—	—	—
Jeff DerGurahian	187,500	—	187,500

(1)Represents a payment of 12 months of base salary for Messrs. Hsieh, and Flanagan and 6 months of base salary for Mr. DerGurahian.

The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his employment had been terminated without cause or for good reason upon a change in control on December 31, 2020. Amounts below reflect potential payments pursuant to the current employment agreement, offer letters, and equity awards for such named executive officers, and not the new arrangements that will be entered into in connection with the initial public offering.

Name	Cash Severance Benefits(1)	Value of Accelerated Equity Awards(2)		Total ($)
Anthony Hsieh	$500,000	$—		$500,000
Patrick Flanagan	400,000	917,033	(3)	1,317,033
Jeff Walsh	—	531,871	(4)	531,871
Jeff DerGurahian	187,500	797,806	(5)	985,306

(1) Represents a payment of 12 months of base salary for Messrs. Hsieh, and Flanagan and 6 months of base salary for Mr. DerGurahian.
(2)The market value of our Incentive Units as of that date is not determinable. Accordingly, we cannot calculate the market value of the unvested Incentive Units as of that date. The values reflect the grant date fair values calculated in accordance with FASB ASC Topic 718. Assumptions used in the valuation of equity-based awards are discussed in Note 19 to our audited consolidated financial statements as of and for the year ended December 31, 2020, which are included elsewhere in Annual Report on Form 10-K.
(3)Represents the accelerated vesting of 23,673,147 Exchanged Units valued at $385,162 and 32,690,271 2020 Class X Units valued at $531,871.

(4)Represents the accelerated vesting of 32,690,271 2020 Class X Units.
(5)Represents the accelerated vesting of 49,035,407 2020 Class X Units.
Director Compensation
To date, we have not provided cash compensation to directors for their services as directors or members of committees of the board of directors. We have reimbursed and will continue to reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.
Our board of directors has adopted a compensation program for our non-employee directors, or the “Independent Director Compensation Policy.” The Independent Director Compensation Policy became effective upon the consummation of the initial public offering. Pursuant to the Independent Director Compensation Policy, each member of our board of directors who is not our employee will receive the following cash compensation for board services, as applicable:
•    $250,000 per year for service as a board member, 50% of which will be paid in cash and 50% shall be issued in restricted stock units that vest in quarterly installments, subject to such director’s continued service on the board of directors through such date of vesting. The number of restricted shares granted will be equal to $125,000 on the date of grant;
•    $25,000 per year for service as chairperson of the audit committee; and
Each of directors will be expected to sit on up to two committees for no additional consideration. Any director who sits on more than two committees (other than any special committee) will be provided with an additional $25,000 in annual cash compensation.
Pay Ratio
As a result of the rules adopted by the SEC under the Dodd-Frank Act, we are required to disclose the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee, using certain permitted methodologies. To determine our CEO pay ratio and our median employee, we took the following steps:
•    We identified our median employee utilizing data as of December 31, 2020 (the “Determination Date”) by examining the total amount of compensation as reflected in our payroll records and as reported to the Internal Revenue Service on Form W-2 and Schedule K-1 for 2020 (“total compensation”) for all individuals, excluding our CEO, who were employed by us on the Determination Date. Total compensation was calculated using the same methodology we used for our named executive officers as set forth in “Summary Compensation Table.” We included all employees, whether employed on a full-time, part-time, seasonal or temporary basis.
•    We did not make any material assumptions, adjustments, or estimates with respect to total compensation. We did not annualize the compensation for any employees.
•    We included non-U.S. employees by converting their total compensation to U.S. Dollars from the applicable local currency.
•    We believe the use of total compensation for all employees is a consistently applied compensation measure because the SEC released guidance providing that compensation determined based on the Company’s tax and/or payroll records is an appropriate consistently applied compensation measure.
•    After identifying the median employee based on total compensation, we calculated annual total compensation for that employee using the same methodology we used for our named executive officer as set forth in the Summary Compensation Table in this proxy statement. The annual total compensation of our median employee for 2020 was $48,431.
•    The annual total compensation of our CEO for 2020 was $50,436,969.
Our pay ratio may not be comparable to the CEO pay ratios presented by other companies. We believe our methodology most accurately reflects the incentives provided to our executives and employees in their roles at the Company. Based on the methodology described above, for 2020, the ratio of the annual total compensation of our CEO to the annual total compensation of the median employee (other than our CEO) is 1,041:1.

2021 Omnibus Incentive Plan
We have adopted the loanDepot, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Incentive Plan”). The 2021 Omnibus Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, performance awards, other stock-based awards, including LTIP Units, as described below, and other cash-based awards. Directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2021 Omnibus Incentive Plan. The purpose of the 2021 Omnibus Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. Set forth below is a summary of the material terms of the 2021 Omnibus Incentive Plan. For further information about the 2021 Omnibus Incentive Plan, we refer you to the complete copy of the 2021 Omnibus Incentive Plan.
Administration of the 2021 Omnibus Incentive Plan
The 2021 Omnibus Incentive Plan is administered by the compensation committee of our board of directors. Among the compensation committee’s powers is to determine the form, amount and other terms and conditions of awards; clarify, construe or resolve any ambiguity in any provision of the 2021 Omnibus Incentive Plan or any award agreement; amend the terms of outstanding awards; and adopt such rules, forms, instruments and guidelines for administering the 2021 Omnibus Incentive Plan as it deems necessary or proper. The compensation committee has authority to administer and interpret the 2021 Omnibus Incentive Plan, to grant discretionary awards under the 2021 Omnibus Incentive Plan, to determine the persons to whom awards will be granted, to determine the types of awards to be granted, to determine the terms and conditions of each award, to determine the number of shares of common stock to be covered by each award, to make all other determinations in connection with the 2021 Omnibus Incentive Plan and the awards thereunder as the compensation committee deems necessary or desirable and to delegate authority under the 2021 Omnibus Incentive Plan to our executive officers.
Available Shares
The aggregate number of shares of Class A common stock which may be issued or used for reference purposes under the 2021 Omnibus Incentive Plan or with respect to which awards may be granted may not exceed 16,250,000 shares (including any LTIP Units, which may be granted under the 2021 Omnibus Incentive Plan and 2,397,686 restricted stock units of Class A common stock to be granted to employees in connection with the offering), which amount shall be increased on the first day of each fiscal year during the term of the 2021 Omnibus Incentive Plan commencing with the 2022 fiscal year by 2% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or a lesser amount determined by our board of directors. The number of shares available for issuance under the 2021 Omnibus Incentive Plan may be subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the outstanding shares of Class A common stock. In the event of any of these occurrences, we may make any adjustments we consider appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the plan or covered by grants previously made under the plan. The shares available for issuance under the 2021 Omnibus Incentive Plan may be, in whole or in part, either authorized and unissued shares of our Class A common stock or shares of Class A common stock held in or acquired for our treasury. In general, if awards under the 2021 Omnibus Incentive Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2021 Omnibus Incentive Plan. With respect to stock appreciation rights and options settled in Class A common stock, upon settlement, only the number of shares of Class A common stock delivered to a participant will count against the aggregate and individual share limitations. If any shares of Class A common stock are withheld to satisfy tax withholding obligations on an award issued under the 2021 Omnibus Incentive Plan, the number of shares of Class A common stock withheld shall again be available for purposes of awards under the 2021 Omnibus Incentive Plan. Any award under the 2021 Omnibus Incentive Plan settled in cash shall not be counted against the foregoing maximum share limitations.
The aggregate grant date fair value (computed as of the date of grant in accordance with applicable financial accounting rules) of all types of awards granted under the 2021 Omnibus Incentive Plan to any individual non-employee director in any fiscal year (excluding any stock dividends payable in respect of outstanding awards), when combined with other compensation received for such year fiscal year in connection with service as a director, may not exceed $600,000 increased to $1,000,000 in the fiscal year of his or her initial service as a Non-Employee Director.
Additionally, in the event that a company acquired by the Company or any subsidiary or with which the Company or any subsidiary combines has shares available under a pre-existing plan approved by its stockholders and not adopted in contemplation of such acquisition or combination, the shares available for grant pursuant to the terms of such pre-existing plan (as adjusted, to the extent appropriate, using the exchange ratio or other adjustment or valuation ratio or formula used in such acquisition or combination to determine the consideration payable to the holders of common stock of the entities party to such acquisition or combination) may be used for awards under the 2021 Omnibus Incentive Plan and shall not reduce the shares of Class A common stock authorized for grant under the 2021 Omnibus Incentive Plan; provided that awards using such available shares of Class A common stock shall not be made after the date awards or grants could have been made under the terms of the pre-existing plan, absent the acquisition or combination, and shall only be made to individuals who were not employed by or providing services to the Company or its subsidiaries immediately prior to such acquisition or combination.
Eligibility for Participation
Members of our board of directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates are eligible to receive awards under the 2021 Omnibus Incentive Plan.
Award Agreement
Awards granted under the 2021 Omnibus Incentive Plan are evidenced by award agreements that provide the terms, conditions and limitations for such awards as determined by the compensation committee in its sole discretion.
Stock Options
The compensation committee may grant nonqualified stock options to eligible individuals and incentive stock options only to eligible employees. The compensation committee will determine the number of shares of our Class A common stock subject to each option, the term of each option, which may not exceed ten years, or five years in the case of an incentive stock option granted to a ten percent stockholder, the exercise price, the vesting schedule, if any, and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of our Class A common stock at the time of grant or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of such share’s fair market value. Options will be exercisable at such time or times and subject to such terms and conditions as determined by the compensation committee at grant and the exercisability of such options may be accelerated by the compensation committee.
Stock Appreciation Rights
The compensation committee may grant stock appreciation rights, which we refer to as SARs, either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable, which we refer to as a Tandem SAR, or independent of a stock option, which we refer to as a Non-Tandem SAR. A SAR is a right to receive a payment in shares of our Class A common stock or cash, as determined by the compensation committee, equal in value to the excess of the fair market value of one share of our Class A common stock on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed ten years. The exercise price per share covered by a SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of our Class A common stock on the date of grant in the case of a Non-Tandem SAR. The compensation committee may also grant limited SARs, either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of a change in control, as defined in the 2021 Omnibus Incentive Plan, or such other event as the compensation committee may designate at the time of grant or thereafter.

Restricted Stock
The compensation committee may award shares of restricted stock. Except as otherwise provided by the compensation committee upon the award of restricted stock, the recipient generally has the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient’s restricted stock agreement. The payment of dividends, if any, will be deferred until the expiration of the applicable restriction period unless otherwise determined by the compensation committee at the time of the award.
Recipients of restricted stock are required to enter into a restricted stock agreement with us that states the restrictions to which the shares are subject, which may include satisfaction of pre-established performance goals, and the criteria or date or dates on which such restrictions will lapse.
If the grant of restricted stock or the lapse of the relevant restrictions is based on the attainment of performance goals, the compensation committee will establish for each recipient the applicable performance goals, formulae or standards and the applicable vesting percentages with reference to the attainment of such goals or satisfaction of such formulae or standards while the outcome of the performance goals are substantially uncertain. Such performance goals may incorporate provisions for disregarding, or adjusting for, changes in accounting methods, corporate transactions, including, without limitation, dispositions and acquisitions, and other similar events or circumstances.
Other Stock-Based Awards
The compensation committee may, subject to limitations under applicable law, make a grant of such other stock-based awards, including, without limitation, performance units, dividend equivalent units, stock equivalent units, restricted stock units and deferred stock units under the 2021 Omnibus Incentive Plan that are payable in cash or denominated or payable in or valued by shares of our Class A common stock or factors that influence the value of such shares. The compensation committee may determine the terms and conditions of any such other awards, which may include the achievement of certain minimum performance goals and/or a minimum vesting period.
LTIP Units
The compensation committee may, subject to the provisions of the Holdings LLC Agreement, grant awards of equity-based awards, valued by reference to shares of publicly traded common stock of loanDepot, Inc., consisting of Holdco Units in LD Holdings and an equal number of shares of Class B common stock of loanDepot, Inc., which will be referred to as “LTIP Units.” LTIP Units may be subject to any vesting conditions as the compensation committee may decide, similar to any other more typical equity incentive program, such as restricted stock. Holders of LTIP Units will have the right to exchange such units for shares of Class A common stock of loanDepot, Inc. on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any Holdco Units exchanged under the exchange provisions described above will thereafter be owned by loanDepot, Inc. Any shares of Class B common stock exchanged will be cancelled. See “Organizational Structure.” Each LTIP Unit awarded will be equivalent to an award of one share of Class A common stock of loanDepot, Inc. for purposes of reducing the number of shares of Class A common stock available under the 2021 Omnibus Incentive Plan on a one-for-one basis.
Other Cash-Based Awards
The compensation committee may grant awards payable in cash. Cash-based awards will be in such form, and dependent on such conditions, as the compensation committee will determine, including, without limitation, being subject to the satisfaction of vesting conditions or awarded purely as a bonus and not subject to restrictions or conditions. If a cash-based award is subject to vesting conditions, the compensation committee may accelerate the vesting of such award in its discretion.

Performance Awards
The compensation committee may grant a performance award to a participant payable upon the attainment of specific performance goals established by the compensation committee in its sole discretion. If the performance award is payable in cash, it may be paid upon the attainment of the relevant performance goals either in cash or in shares of restricted stock, based on the then current fair market value of such shares, as determined by the compensation committee. Based on service, performance and/or other factors or criteria, the compensation committee may, at or after grant, accelerate the vesting of all or any part of any performance award.
Change in Control
In connection with a change in control, as defined in the 2021 Omnibus Incentive Plan, the compensation committee may accelerate vesting of outstanding awards under the 2021 Omnibus Incentive Plan. In addition, such awards may be, in the discretion of the committee, (1) assumed and continued or substituted in accordance with applicable law, (2) purchased by us for an amount equal to the excess of the price of a share of our Class A common stock paid in a change in control over the exercise price of the awards, or (3) cancelled if the price of a share of our Class A common stock paid in a change in control is less than the exercise price of the award. The compensation committee may also provide for accelerated vesting or lapse of restrictions of an award at any time.
Stockholder Rights
Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock, a participant has no rights as a stockholder with respect to shares of our Class A common stock covered by any award until the participant becomes the record holder of such shares.
Amendment and Termination
Notwithstanding any other provision of the 2021 Omnibus Incentive Plan, our board of directors may at any time amend any or all of the provisions of the 2021 Omnibus Incentive Plan, or suspend or terminate it entirely, retroactively or otherwise, subject to stockholder approval in certain instances; provided, however, that, unless otherwise required by law or specifically provided in the 2021 Omnibus Incentive Plan, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be adversely affected without the consent of such participant.

Transferability
Awards granted under the 2021 Omnibus Incentive Plan generally are nontransferable, other than by will or the laws of descent and distribution, except that the committee may provide for the transferability of nonqualified stock options at the time of grant or thereafter to certain family members.
Recoupment of Awards
The 2021 Omnibus Incentive Plan provides that awards granted under the 2021 Omnibus Incentive Plan are subject to any recoupment policy that we may have in place or any obligation that we may have regarding the clawback of “incentive-based compensation” under the Exchange Act, or under any applicable rules and regulations promulgated by the SEC.
Effective Date and Term
The 2021 Omnibus Incentive Plan will be effective on the date specified in the 2021 Omnibus Incentive Plan. No award will be granted under the 2021 Omnibus Incentive Plan on or after the 10-year anniversary of the earlier of the date on which the 2021 Omnibus Incentive Plan is adopted by the board of directors or the date of stockholder approval. Any award outstanding under the 2021 Omnibus Incentive Plan at the time of termination will remain in effect until such award is exercised or has expired in accordance with its terms.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Class A Common Stock and Holdco Units as of March 12, 2021, for:
•    each beneficial owner of more than 5% of any class of our outstanding shares;
•    each of our named executive officers;
•    each of our directors;
•    all of our executive officers, directors as a group; and
•    each selling stockholder.

Beneficial ownership is determined in accordance with SEC rules. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities or have the right to acquire such voting power or investment power within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The table set forth below reflects the inclusion of both vested and unvested Holdco Units. Except as otherwise indicated, the address for each beneficial owner listed in the table below is c/o loanDepot.com, LLC, 26642 Towne Centre Drive, Foothill Ranch, California 92610.

Name of Beneficial Owner	Class A Common Stock Beneficially Owned (1)		Class C Common Stock Beneficially Owned (1)		Class D Common Stock Beneficially Owned(1)		Combined Voting Power(2)
	#	%	#	%	#	%	%
Entities affiliated with Parthenon Capital (3)	—	—	3,389,880	1.7%	119,694,200	100%	38.5%
Executive Officers and Directors:
Anthony Hsieh (4)(5)	1,059,500	15.9%	195,279,232	98.3%	—	—	61.1%
Patrick Flanagan (5)	—	—	—	—	—	—	—
Jeff Walsh (5)	185,250	2.8%	—	—	—	—	*
Jeffrey DerGurahian (5)	165,750	2.5%	—	—	—	—	*
Brian Golson (6)	—	—	—	—	—	—	—
Andrew Dodson (6)	—	—	—	—	—	—	—
John Dorman (5)	—	—	—	—	—	—	—
Dawn Lepore (5)	—	—	—	—	—	—	—
Executive Officers and Directors as a group (9 persons) (4)(5)	1,429,188	21.5%	195,279,232	98.3%	—	—	61.1%
* Less than one percent.
(1)Each holder of Class C common stock and Class D common stock is entitled to 5 votes per share and each holder of Class A common stock and Class B common stock is entitled to one vote per share on all matters submitted to our stockholders for a vote. Our Class B common stock and Class C common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) associated with our Class A common stock and Class D common stock.
(2)Percentage of voting power represents voting power with respect to all shares of our Class A common stock, Class B common stock, Class C common stock and Class D common stock voting together as a single class (subject to class-specific weightings) and as calculated on a fully diluted basis (includes vested and unvested units). See “Description of Capital Stock.” Mr. Hsieh’s Combined Voting Power reflects voting agreement with Management TMIs, resulting in Voting Power in excess of his share count (which includes shares held directly and indirectly in the Company).
(3)Includes 119,694,200 shares of Class D common stock owned by the Parthenon Stockholders and 3,389,880 shares of Class C common stock owned by PCP Managers, L.P. Parthenon Investors III, L.P., Parthenon Investors IV, L.P., PCap Associates, Parthenon Capital Partners Fund, L.P. and Parthenon Capital Partners Fund II, LP, are collectively referred to herein as the “Parthenon Stockholders.” PCP Managers GP, L.P. has voting and investment power over the shares of Class C Common Stock and Class D Common Stock of loanDepot, Inc. owned by (1) Parthenon Investors IV, L.P. (the general partner of which is PCP Partners IV, L.P., the general partner of which is PCP Managers L.P., the general partner of which is PCP Managers GP, LLC), (2) Parthenon Investors III, L.P. (the general partner of which is PCap Partners III, LLC, the sole managing member of which is PCap III, LLC, the sole managing member of which is PCP Managers , L.P., the general partner of which is PCP Managers GP, LLC), (3) PCP Managers, L.P. (the general partner of which is PCP Managers GP, LLC),(4) PCap Associates (the general partner of which is PCap Partners III, LLC, the sole managing member of which is PCap III, LLC, the sole managing member of which is PCP Managers , L.P., the general partner of which is PCP Managers GP, LLC), (5) Parthenon Capital Partners Fund, L.P. (the sole managing member of which is PCP Managers, L.P., the general partner of which is PCP Managers GP, LLC) and (6) Parthenon Capital Partners Fund II, L.P. (the sole managing member of which is PCP Managers , L.P., the general partner of which is PCP Managers GP, LLC). Brian P. Golson is a Managing Partner of PCP Managers GP, LLC and also serves as a Co-CEO and a Managing Partner at Parthenon Capital, an affiliate of each of the Parthenon Stockholders and PCP Managers, L.P. Andrew C. Dodson serves as Managing Partner at Parthenon Capital. Each of the above listed persons may be deemed to beneficially own the securities owned of record by the Parthenon Stockholders and PCP Managers, L.P. Each of the above listed persons may be deemed to beneficially own the securities owned of record by the Parthenon Stockholders and PCP Managers, L.P. However, each expressly disclaims beneficial ownership of such securities, except to the extent of his or its pecuniary interest therein. The address for the foregoing persons is c/o Parthenon Capital Partners, Four Embarcadero Center, Suite 3610, San Francisco, California 94111.

(4)Mr. Hsieh’s holdings consists of (i) 8,116,899 shares of Class C common stock held by The JLSSAA Family Trust, (ii) 4,311,760 shares of Class C common stock held by JLSA, LLC, (iii) 48,959,976 shares of Class C common stock held by Trilogy Mortgage Holdings, Inc. and (iv) 112,555,432 shares of Class C common stock held by Trilogy Mortgage Investors Six, LLC. Mr. Hsieh is deemed to have beneficial ownership and voting and investment power over the securities held by JLSA, LLC and Trilogy Mortgage Holdings, Inc.
(5)Except for affiliates of Anthony Hsieh, shares of Class C common stock held for the benefit of other Executive Officers or Directors are done so through intermediate holding entities, namely Trilogy Management Investors Six, LLC (“TMI 6”), Trilogy Management Investors Seven, LLC (“TMI 7”), and Trilogy Management Investors Eight, LLC (“TMI 8”). These entities (collectively “Management TMIs”) are controlled and managed by Mr. Hsieh, who holds an economic interest in TMI 6 only.
(6)Mr. Golson and Mr. Dodson serve as Directors of the company in their capacity as representatives of Parthenon Capital and its affiliates. See footnote 3 for further detail.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Related Party Transactions
LD Holdings paid management fees of $1.0 million to a Unitholder of LD Holdings during the year ended December 31, 2020. LD Holdings employed certain employees that provided services to a Unitholder whose salaries totaled $0.2 million the for the year ended December 31, 2020.
Registration Rights Agreement and Stockholders Agreement
We are party to a Registration Rights Agreement, dated February 11, 2021, under which we may be required to register the sale of shares of our Class A Common Stock held by the Parthenon Stockholders and Hsieh Stockholders. The registration rights agreement also requires us to make available and keep effective shelf registration statements permitting sales of shares into the market from time to time over an extended period. In addition, the Parthenon Stockholders and the Hsieh Stockholders have the ability to exercise certain demand registration rights and/or piggyback registration rights in connection with registered offerings requested by any of such holders or initiated by us.
Additionally, we are party to a Stockholders Agreement with the Parthenon Stockholders and Hsieh Stockholders (and their respective permitted transferees thereunder party thereto from time to time). Pursuant to the Stockholders Agreement, the Parthenon Stockholders have (i) the right to designate two nominees for election to our board of directors so long as such group owns at least 15% of the total voting power of our common stock, and (ii) otherwise one nominee for election to our board of directors so long as such group owns at least 5% of the total voting power of our common stock. Additionally, the Hsieh Stockholders, have (i) the right to designate two nominees for election to our board of directors so long as such group owns at least 5% of the total voting power of our common stock, and (ii) upon the Parthenon Stockholders’ ceasing to own more than 15% of the total voting power of our common stock, the Hsieh Stockholders shall have the right to designate an additional nominee to the our board of directors so long as (a) such nominee is independent under the NYSE listing standards and (b) the Hsieh Stockholders own greater than 25% of the total voting power of our common stock.
Tax Receivable Agreement
The Continuing LLC Members may from time to time (subject to the terms of the Holdings LLC Agreement regarding exchange rights) exchange an equal number of Holdco Units and shares of Class B and Class C Common Stock for cash or for shares of Class A Common Stock of loanDepot, Inc. on a one-for-one basis, at our election. LD Holdings (and each of its subsidiaries classified as a partnership for federal income tax purposes) intends to make an election under Section 754 of the Code effective for the 2021 taxable year and each subsequent taxable year in which an exchange of Holdco Units and shares of Class B and Class C Common Stock for shares of Class A Common Stock occurs. Our purchase of Holdco Units from the Exchanging Members in connection with our initial public offering and the exchanges of Holdco Units and shares of Class B and Class C Common Stock for shares of Class A Common Stock are expected to result, with respect to loanDepot, Inc., in increases in the tax basis of the assets of LD Holdings that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that loanDepot, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
We are part to a tax receivable agreement with the Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members, as part of the consideration received by such Continuing LLC Members in exchange for the sale of Holdco Units to loanDepot, Inc., that will provide for the payment from time to time by loanDepot, Inc. to such parties or their permitted assignees of 85% of the amount of the benefits, if any, that loanDepot, Inc. realizes or under certain circumstances (such as a change of control) is deemed to realize as a result of (i) the aforementioned increases in tax basis, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the tax receivable agreement and (iii) any deemed interest deductions arising from payments made by us under the tax receivable agreement. These payment obligations are obligations of loanDepot, Inc. and not of LD Holdings. For purposes of the tax receivable agreement, subject to certain exceptions noted below, the benefit deemed realized by loanDepot, Inc. generally will be computed by comparing the actual income tax liability of loanDepot, Inc. (calculated with certain assumptions) to the amount of such taxes that loanDepot, Inc. would have been required to pay had there been no increase to the tax basis of the assets of LD Holdings as a result of our purchase of Holdco Units from the Exchanging Members in connection with our initial public offering and the exchanges of Holdco Units and had loanDepot, Inc. not derived any tax benefits in respect of payments made under the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or deemed utilized or expired, unless we materially breach any of our material obligations under the agreement, elect an early termination of the agreement or undergo a change of control. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:
•    the timing of any subsequent exchanges of Holdco Units—for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of LD Holdings at the time of each exchange;
•    the price of shares of our Class A Common Stock at or around the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of LD Holdings is affected by the price of shares of our Class A Common Stock at the time of the exchange;
•    the extent to which such exchanges are taxable—if an exchange is not taxable for any reason, increased deductions will not be available;
•    the amount and timing of our income—loanDepot, Inc. generally will be required to pay 85% of the deemed benefits as and when deemed realized; and
•    the allocation of basis increases among the assets of LD Holdings and certain tax elections affecting depreciation.
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the tax savings associated with the purchase of Holdco Units from the Exchanging Members in connection with future exchanges of Holdco Units and Class B Common Stock as described above would aggregate to approximately $737.6 million over 15 years from the date of our initial public offering based on an initial public offering price of $14.00 per share of our Class A Common Stock, and assuming all future exchanges would occur one year after our initial public offering. Under such scenario, we would be required to pay to the Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members or their permitted assignees approximately 85% of such amount, or approximately $627.0 million, over the 15 year period from the date of the initial public offering. We note, however, that the analysis set forth above assumes no material changes in the relevant tax law. We are not able to predict the specific effect of such future tax legislation on this analysis.
If LD Holdings does not have taxable income, loanDepot, Inc. generally is not required to make payments under the tax receivable agreement for that taxable year because no benefit actually will have been realized. Nevertheless, any tax benefits that do not result in realized benefits in a given tax year likely will generate tax attributes that may be utilized to generate benefits in previous or future tax years and the utilization of such tax attributes will result in payments under the tax receivable agreement. We expect that the payments that we may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (a) the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and/or (b) distributions to loanDepot, Inc. by LD Holdings are not sufficient to permit loanDepot, Inc. to make payments under the tax receivable agreement after it has paid its taxes and other obligations. loanDepot, Inc.’s obligations pursuant to the tax receivable agreement will rank pari passu with its other general trade credit obligations. The payments under the tax receivable agreement are not conditioned upon any recipient’s continued ownership of us or LD Holdings. The Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members will receive payments under the tax receivable agreement until such time that they validly assign or otherwise transfer their rights to receive such payments.

The effects of the tax receivable agreement on our consolidated balance sheet upon purchase or exchange of Holdco Units are as follows:
•    we will record an increase in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by loanDepot, Inc. based on enacted federal, state and local income tax rates at the date of the exchange or purchase. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance;
•    we will record an increase in liabilities for 85% of the estimated realizable tax benefit resulting from (i) the increase in the tax basis of the purchased or exchanged interests as noted above and (ii) certain other tax benefits subject to the tax receivable agreement; and
•    we will record an increase to additional paid-in capital in an amount equal to the difference between the increase in deferred tax assets and the increase in liability due to the Parthenon Stockholders and certain of the Continuing LLC Members under the tax receivable agreement. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the tax receivable agreement have been estimated. All of the effects of changes in any of our estimates after the date of the exchange or purchase will be included in our net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
Payments under the tax receivable agreement will be based on the tax reporting positions that we determine in accordance with the tax receivable agreement. Although we do not currently anticipate that the IRS would have a basis for a successful challenge with respect to a tax basis increase, we will not be reimbursed for any payments previously made under the tax receivable agreement if the IRS subsequently disallows part or all of the tax benefits that gave rise to such prior payments, although future payments under the tax receivable agreement will be reduced on account of such disallowances. As a result, in certain circumstances, payments could be made under the tax receivable agreement that are significantly in excess of the benefits that we actually realize in respect of (a) the increases in tax basis resulting from our purchases or exchanges of Holdco Units (b) any incremental tax basis adjustments attributable to payments made pursuant to the tax receivable agreement and (c) any deemed interest deductions arising from our payments under the tax receivable agreement. Decisions made by the Parthenon Stockholders and the Continuing LLC Members in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that we are required to make under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase the Parthenon Stockholders’ and the Continuing LLC Members’ tax liability without giving rise to any obligations to make payments under the tax receivable agreement. Payments generally are due under the tax receivable agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR (or, in the absence of LIBOR, the Secured Overnight Financing Rate) plus 500 basis points from the due date (without extensions) of such tax return.
Additionally the tax receivable agreement provides that (1) in the event that we materially breach any of our material obligations under the agreement, whether as a result of failure to make any payment, failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, (2) if, at any time, we elect an early termination of the agreement, or (3) upon a change of control of the Company, our (or our successor’s) obligations under the agreements (with respect to all Holdco Units, whether or not such units have been exchanged or acquired before or after such election) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions. These assumptions will include the assumptions that (i) we (or our successor) will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits subject to the tax receivable agreement, (ii) we (or our successor) will utilize any loss carryovers generated by the increased tax deductions as quickly as allowable by law, and (iii) LD Holdings and its subsidiaries will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. As a result of the foregoing, if we materially breach a material obligation under the agreement, experience a change of control, or if we elect to terminate the agreement early, we would be required to make an immediate lump sum payment equal to the present value of the anticipated future tax savings, which payment may be made significantly in advance of the actual realization of such future tax savings. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. There can be no assurance that we will be able to fund or finance our obligations under the tax receivable agreement.
Additionally, the obligation to make tax receivable payments based on these assumptions upon a change of control may deter potential acquirors, which could negatively affect our stockholders’ potential returns.

Policies and Procedures With Respect to Related Party Transactions
We have adopted policies and procedures whereby our audit committee is responsible for reviewing and approving related party transactions. In addition, our general code of ethics requires that all of our employees and directors inform the Company of any material transaction or relationship that comes to their attention that could reasonably be expected to create a conflict of interest. Further, at least annually, each director and executive officer will complete a detailed questionnaire that asks questions about any business relationship that may give rise to a conflict of interest and all transactions in which we are involved and in which the executive officer, a director or a related person has a direct or indirect material interest.
Limited Liability Company Agreement of LD Holdings
loanDepot, Inc. holds a significant equity interest in LD Holdings and is entitled to appoint the board of managers of LD Holdings. Accordingly, loanDepot, Inc. operates and controls all of the business and affairs of LD Holdings and, through LD Holdings and its operating entity subsidiaries, conduct our business.
The Holdings LLC Agreement provides for Holdco Units. Under the Holdings LLC Agreement, the board of managers of LD Holdings has the right to determine when distributions (other than tax distributions) will be made to unitholders of LD Holdings and the amount of any such distributions. If a distribution with respect to Holdco Units is authorized, such distribution will be made to the holders of Holdco Units pro rata based on their holdings of Holdco Units.
The holders of Holdco Units, including loanDepot, Inc., will incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of LD Holdings. Net profits and net losses of LD Holdings will generally be allocated to the holders of Holdco Units (including loanDepot, Inc.) pro rata in accordance with their respective share of the net profits and net losses of LD Holdings. The Holdings LLC Agreement will provide for cash distributions, which we refer to as “tax distributions,” based on certain assumptions, to the holders of Holdco Units (including loanDepot, Inc.) pro rata based on their Holdco Units. Generally, these tax distributions to holders of Holdco Units will be an amount equal to our estimate of the taxable income of LD Holdings, net of taxable losses, allocable per Holdco Unit multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporation resident in California (based on the character and source of the taxable income actually recognized). However, because tax distributions will be determined based on the holder of Holdco Units who is allocated the largest amount of taxable income on a per unit basis, LD Holdings may be required to make tax distributions that, in the aggregate, may exceed the amount of taxes that LD Holdings would have paid if it were taxed on its net income at the assumed rate. Any distributions will be subject to available cash and applicable law.
In addition, in certain circumstances, to the extent that tax distributions made to loanDepot, Inc. exceed the actual tax liability to which loanDepot, Inc. is subject from time to time, such “excess” tax distributions will be contributed to and used by LD Holdings and its operating entity subsidiaries for working capital, liquidity and other operating needs.
Under the Holdings LLC Agreement, the Continuing LLC Members (or certain permitted transferees thereof) will have the right, subject to the terms of the Holdings LLC Agreement, to exchange their Holdco Units (together with a corresponding number of shares of Class B Common Stock or Class C Common Stock, as applicable) for cash or shares of our Class A Common Stock on a one-for-one basis (at our election), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions. The Holdings LLC Agreement will provide that as a general matter a Continuing LLC Member will not have the right to exchange Holdco Units if we determine that such exchange would be prohibited by law or regulation or would violate other agreements with us to which the Continuing LLC Member may be subject. We may impose additional restrictions on exchange that we determine to be necessary or advisable so that LD Holdings is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. As a Continuing LLC Member exchanges Holdco Units for shares of Class A Common Stock, the number of Holdco Units held by loanDepot, Inc. is correspondingly increased as it acquires the exchanged Holdco Units, and a corresponding number of shares of Class B Common Stock or Class C Common Stock, as applicable, are cancelled.

Blocker Tax Refund
In connection with the merger of Parthenon Blocker into the Company subsequent to our initial public offering, the Company agreed to pay to the Parthenon Stockholders certain tax refunds to Parthenon Blocker, which are expected to consist of up to $3.5 million of excess federal and state income tax payments previously paid by Parthenon Blocker.

Item 14. Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firm

The following aggregate fees were billed to the Company for professional services by Ernst & Young for the years ended December 31, 2020 and 2019.

	2020	2019
Audit fees	$2,371,234	$1,254,859
Tax fees	1,115,353	939,940
Total	$3,486,587	$2,194,799

Audit Fees
Audit fees consist of fees billed to the Company and its consolidated subsidiaries by Ernst & Young for the audit of the Company’s annual consolidated financial statements included in this Annual Report on Form 10-K, reviews of financial statements pertaining to the year 2020 that were included in the Company’s Form S-1 Registration Statement and 2020 144A private placement debt offering, and services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements.

Tax Fees
Tax fees consist of fees billed to the Company and its consolidated subsidiaries by Ernst & Young for professional services rendered by Ernst & Young for tax compliance and tax advisory services. Tax advisory services encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters, assistance with sales tax, assistance with tax audits, tax controversy support, and tax credits and incentives.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

Exhibit No.	Description
1	Financial Statements: The financial statements that are filed as part of this report are included in Part II. Item 8 of this report.
1.1	Underwriting Agreement
3.1	Amended and Restated Certificate of Incorporation of loanDepot, Inc.
3.2	Amended and Restated Bylaws of loanDepot, Inc.
4.1	Registration Rights Agreement
10.1	Stockholders Agreement

Exhibit No.	Description
10.2	Tax Receivable Agreement
10.3+	Form of Directors and Officers Indemnification Agreement
10.4+	2021 Omnibus Incentive Plan
10.5+	2009 Incentive Equity Plan
10.6+	2012 Incentive Equity Plan
10.7+	Employment Agreement, dated as of December 30, 2009, by and between loanDepot.com, LLC and Anthony Hsieh
10.8+	Offer Letter, dated as of April 25, 2012, by and between loanDepot.com, LLC and Jeff DerGurahian
10.9+	2015 Incentive Equity Plan
10.10+	Superseding Offer Letter, dated as of June 1, 2015, by and between loanDepot.com, LLC and John C. Dorman
10.11+	Offer Letter, dated as of April 8, 2015, by and between loanDepot.com, LLC and Dawn Lepore
10.12+	Letter of Understanding, dated September 27, 2019, by and between loanDepot.com, LLC and Jeff Walsh
10.13+	Offer Letter, dated as of October 22, 2012, by and between loanDepot.com, LLC and Jeff Walsh
10.14+	Offer Letter, dated as of May 17, 2017, by and between loanDepot.com, LLC and Patrick Flanagan
10.15	Form of 4th Amended and Restated Limited Liability Company Agreement of LD Holdings, LLC
10.16+	Form of Restricted Stock Unit Agreement
10.17#¥	Credit and Security Agreement, dated October 29, 2014, by and between loanDepot.com, LLC and NexBank SSB
10.17.1	First Amendment to Credit and Security Agreement, dated May 29, 2015, between loanDepot.com, LLC and NexBank SSB
10.17.2	Second Amendment to Credit and Security Agreement, dated June 26, 2015, between loanDepot.com, LLC and NexBank SSB.
10.17.3	Consent and Amendment No. 3 to Credit and Security Agreement, dated as of October 30, 2015, between loanDepot.com, LLC and NEXBANK SSB.
10.17.4	Fourth Amendment to Credit and Security Agreement, dated as of December 16, 2015, between loanDepot.com, LLC and NEXBANK SSB.
10.17.5#	Fifth Amendment to Credit and Security Agreement, dated as of March 24, 2017, between loanDepot.com, LLC and NEXBANK SSB.
10.17.6	Sixth Amendment to Credit and Security Agreement, dated as of August 7, 2017, between loanDepot.com, LLC and NEXBANK SSB.
10.17.7¥	Seventh Amendment to Credit and Security Agreement, dated as of January 12, 2018, between loanDepot.com, LLC and NEXBANK SSB
10.17.8	Eighth Amendment to Credit and Security Agreement, dated as of October 24, 2018, between loanDepot.com, LLC and NEXBANK SSB.
10.17.9	Ninth Amendment and Waiver to Credit and Security Agreement, dated as of December 21, 2018, between loanDepot.com, LLC and NEXBANK SSB.
10.17.10	Tenth Amendment and Waiver to Credit and Security Agreement, dated as of March 12, 2020, between loanDepot.com, LLC and NEXBANK SSB.

Exhibit No.	Description
10.17.11	Eleventh Amendment to Credit and Security Agreement, dated as of August 11, 2020, between loanDepot.com, LLC and NEXBANK SSB.
10.18	Master Repurchase Agreement, dated March 20, 2014, between EverBank, and loanDepot.com, LLC.
10.19¥	Amended and Restated Subservicing Agreement dated December 1, 2020, by and between loanDepot.com, LLC and Cenlar FSB
10.20¥	Standard Office Lease, dated March 10, 2011, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.1	First Amendment to Lease, dated September 7, 2012, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.2¥	Second Amendment to Lease, dated January 24, 2013, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.3¥	Third Amendment to Lease, dated March 27, 2014, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.4¥	Fourth Amendment to Lease, dated June 10, 2014, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.5¥	Fifth Amendment to Lease, dated October 14, 2014, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.6¥	Sixth Amendment to Lease, dated May 1, 2015, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.7	Seventh Amendment to Lease, dated May 23, 2017, by and between Pinnacle Asset Management Group, LLC and loanDepot.com, LLC
10.21¥	Mortgage Loan Participation Purchase and Sale Agreement, dated as of February 28, 2013, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC
10.21.1#	Amendment Number One to the Mortgage Loan Participation Purchase and Sale Agreement, dated November 21, 2013
10.21.2#¥	Amendment Number Two to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019
10.21.3	Amendment Number Three to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019
10.21.4	Amendment Number Four to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 18, 2020
10.22	Master Repurchase Agreement, dated June 1, 2015, between UBS Bank USA and loanDepot.com, LLC
10.22.1	Amendment No. 1 to Master Repurchase Agreement, dated September 4, 2015, between UBS Bank USA and loanDepot.com, LLC
10.22.2	Amendment No. 2 to Master Repurchase Agreement, dated October 30, 2015, by and between UBS Bank USA and loanDepot, LLC
10.22.3	Amendment No. 3 to Master Repurchase Agreement, dated April 26, 2016, by and between UBS Bank USA and loanDepot, LLC
10.22.4	Assignment and Amendment No. 4 to Master Repurchase Agreement, dated July 26, 2016, by and between UBS Bank USA and loanDepot, LLC
10.22.5#	Amendment No. 5 to Master Repurchase Agreement, dated March 21, 2017, by and between UBS AG and loanDepot, LLC
10.22.6	Amendment No. 6 to Master Repurchase Agreement, dated April 25, 2017, by and between UBS AG and loanDepot, LLC

Exhibit No.	Description
10.22.7	Amendment No. 7 to Master Repurchase Agreement, dated December 15, 2017, by and between UBS AG and loanDepot, LLC
10.22.8	Amendment No. 8 to Master Repurchase Agreement, dated April 24, 2018, by and between UBS AG and loanDepot, LLC
10.22.9	Amendment No. 9 to Master Repurchase Agreement, dated May 23, 2018, by and between UBS AG and loanDepot, LLC
10.22.10	Amendment No. 10 to Master Repurchase Agreement, dated November 16, 2018, by and between UBS AG and loanDepot, LLC
10.22.11	Amendment No. 11 to Master Repurchase Agreement, dated April 23, 2019, by and between UBS AG and loanDepot, LLC
10.22.12	Amendment No. 12 to Master Repurchase Agreement, dated April 21, 2020, by and between UBS AG and loanDepot, LLC
10.22.13	Amendment No. 13 to Master Repurchase Agreement, dated November 5, 2020, by and between UBS AG and loanDepot, LLC
10.23	Indenture, dated as of October 27, 2020, by and among LD Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee. (Originally filed as exhibit 10.55.)
10.24#	The Sixth Amended and Restated Loan and Security Agreement, dated as of November 28, 2018 between loanDepot.com, LLC and TIAA, FSB.
10.24.1	First Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of May 31, 2019 between loanDepot.com, LLC and TIAA, FSB.
10.24.2	Second Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of July 12, 2019 between loanDepot.com, LLC and TIAA, FSB.
10.24.3	Third Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of September 13, 2019 between loanDepot.com, LLC and TIAA, FSB.
10.24.4	Fourth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of November 18, 2019 between loanDepot.com, LLC and TIAA, FSB
10.24.5	Fifth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of March 23, 2020 between loanDepot.com, LLC and TIAA, FSB.
10.24.6	Sixth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of May 20, 2020 between loanDepot.com, LLC and TIAA, FSB.
10.24.7#	Seventh Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of July 10, 2020 between loanDepot.com, LLC and TIAA, FSB
10.24.8	Eighth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of March 2, 2021 between loanDepot.com, LLC and TIAA, FSB
10.24.9	Twenty Third Amendment, dated as of March 2, 2021, by and between TIAA, FSB and loanDepot.com, LLC to the Master Repurchase and the Pricing Letter, dated as of March 20, 2014.
10.25#¥
Amended and Restated Base Indenture, dated as of October 31, 2018, by and among loanDepot GMSR Master Trust, Citibank, N.A., as trustee, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Pentalpha Surveillance LLC, as Credit Manager.

10.25.1#
Series 2017-MBSADVI Indenture Supplement, dated as of August 11, 2017, by and among loanDepot GMSR Master Trust, Citibank, N.A., as trustee, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Pentalpha Surveillance LLC, as Credit Manager.

Exhibit No.	Description
10.26#
Series 2018-GT1 Indenture Supplement, dated as of October 31, 2018, by and among loanDepot GMSR Master Trust, Citibank, N.A., as trustee, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Pentalpha Surveillance LLC, as Credit Manager.

10.26.1#
Amendment No.  1 to the Amended and Restated Base Indenture, dated as of October 29, 2019, by and among loanDepot GMSR Master Trust, Citibank, N.A., as trustee, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Pentalpha Surveillance LLC, as Credit Manager.

10.27#	Master Repurchase Agreement, dated August 11, 2017, by and between Credit Suisse AG, Cayman Islands Branch and loanDepot.com, LLC
10.27.1
Omnibus Amendment No. 1 to VFN Repurchase Agreement, dated August  31, 2017, by and between loanDepot MNSR Master Trust, Credit Suisse First Boston Mortgage Capital, Credit Suisse AG, Cayman Islands Branch and loanDepot.com, LLC

10.28#
Series 2017-VF1 Indenture Supplement, dated as of August 11, 2017, by and among loanDepot GMSR Master Trust, Citibank, N.A., as trustee, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Pentalpha Surveillance LLC, as Credit Manager.

10.28.1#†
Amendment No. 1 to the Series 2017-VF1 Indenture Supplement, dated as of September 17, 2018, by and among loanDepot GMSR Master Trust, Citibank, N.A., as trustee, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent.

10.28.2
Amendment No. 2 to the Series 2017-VF1 Indenture Supplement, dated as of September 16, 2019, by and among loanDepot GMSR Master Trust, Citibank, N.A., as trustee, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent.

10.28.3#
Amendment No. 3 to the Series 2017-VF1 Indenture Supplement, dated as of October 16, 2019, by and among loanDepot GMSR Master Trust, Citibank, N.A., as trustee, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent.

10.28.4#
Amendment No. 4 to the Series 2017-VF1 Indenture Supplement, dated as of October 15, 2020, by and among loanDepot GMSR Master Trust, Citibank, N.A., as trustee, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent.

10.29	Amended and Restated Master Repurchase Agreement, dated July 17, 2015, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.1	Amendment No. 1 to Master Repurchase Agreement, dated September 29, 2015, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.2	Amendment No. 2 to Master Repurchase Agreement, dated November 4, 2015, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.3	Amendment No. 3 to Master Repurchase Agreement, dated July 15, 2016, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.4	Amendment No. 4 to Master Repurchase Agreement, dated July 14, 2017, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.5	Amendment No. 5 to Master Repurchase Agreement, dated January 26, 2018, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.6	Amendment No. 6 to Master Repurchase Agreement, dated March 12, 2018, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.7	Amendment No. 7 to Master Repurchase Agreement, dated September 11, 2018, by and between loanDepot.com, LLC and Bank of America, N.A.

Exhibit No.	Description
10.29.8	Amendment No. 8 to Master Repurchase Agreement, dated September 25, 2018, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.9	Amendment No. 9 to Master Repurchase Agreement, dated October 22, 2018, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.10	Amendment No. 10 to Master Repurchase Agreement, dated August 27, 2019, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.11	Amendment No. 11 to Master Repurchase Agreement, dated October 15, 2019, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.12	Amendment No. 12 to Master Repurchase Agreement, dated October 31, 2019, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.13	Amendment No. 13 to Master Repurchase Agreement, dated January 31, 2020, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.14	Amendment No. 14 to Master Repurchase Agreement, dated August 3, 2020, by and between loanDepot.com, LLC and Bank of America, N.A.
10.29.15	Amendment No. 15 to Master Repurchase Agreement, dated September 28, 2020, by and between loanDepot.com, LLC and Bank of America, N.A.
10.30¥	Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated July 17, 2015, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.1#	Amendment No. 1 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated November 4, 2015, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.2#
Amendment No. 2 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated February  9, 2016, by and between loanDepot.com, LLC and Bank of America, N. A. , by and between loanDepot.com, LLC and Bank of America, N. A.

10.30.3#	Amendment No. 3 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated July 15, 2016, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.4#	Amendment No. 4 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated July 14, 2017, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.5	Amendment No. 5 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated March 12, 2018, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.6#	Amendment No. 6 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated July 12, 2018, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.7#	Amendment No. 7 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated September 11, 2018, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.8	Amendment No. 8 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated December 20, 2018, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.9	Amendment No. 9 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated March 20, 2019, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.10	Amendment No. 10 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated May 20, 2019, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.11	Amendment No. 11 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated August 27, 2019, by and between loanDepot.com, LLC and Bank of America, N. A.

Exhibit No.	Description
10.30.12	Amendment No. 12 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated September 26, 2019, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.13	Amendment No. 13 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated January 31, 2020, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.14	Amendment No. 14 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated July 10, 2020, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.15	Amendment No. 15 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated September 28, 2020, by and between loanDepot.com, LLC and Bank of America Merrill Lynch
10.31¥	Second Amended and Restated Master Repurchase Agreement, dated January 2, 2018, by and between loanDepot.com, LLC and Jefferies Funding LLC
10.31.1	Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated November 2, 2018, by and between loanDepot.com, LLC and Jefferies Funding LLC
10.31.2	Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated November 1, 2019, by and between loanDepot.com, LLC and Jefferies Funding LLC
10.31.3	Amendment No. 3 to Master Repurchase Agreement, dated September 28, 2020, by and between loanDepot.com, LLC and Jefferies Funding LLC
10.31.4#¥	Amendment No. 4 to Master Repurchase Agreement, dated November 2, 2015, by and between loanDepot.com, LLC and Jefferies Funding LLC
10.32	Master Repurchase Agreement, dated March 10, 2017, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.1	Amendment No. 1 to Master Repurchase Agreement, dated August 11, 2017, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.2	Amendment No. 2 to Master Repurchase Agreement, dated January 31, 2018, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.3	Amendment No. 3 to Master Repurchase Agreement, dated April 8, 2019, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.4	Amendment No. 4 to Master Repurchase Agreement, dated February 26, 2020, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.5	Amendment No. 5 to Master Repurchase Agreement, dated September 25, 2020, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.6	Amendment No. 6 to Master Repurchase Agreement, dated March 1, 2021, by and between Credit Suisse AG and loanDepot.com, LLC
10.33#	Master Repurchase Agreement, dated August 25, 2020, by and between Barclays Bank PLC and loanDepot.com, LLC
10.34#	Mortgage Loan Participation Purchase and Sale Agreement, dated August 25, 2020, by and between loanDepot.com, LLC and Barclay Bank PLC
10.35¥	Master Repurchase Agreement, dated June 3, 2016, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.1	First Amendment to Master Repurchase Agreement, dated October 17, 2016, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.2	Second Amendment to Master Repurchase Agreement, dated February 28, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.

Exhibit No.	Description
10.35.3	Third Amendment to Master Repurchase Agreement, dated June 2, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.4	Fourth Amendment to Master Repurchase Agreement, dated August 31, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.5	Fifth Amendment to Master Repurchase Agreement, dated October 30, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.6	Sixth Amendment to Master Repurchase Agreement, dated November 10, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.7¥	Seventh Amendment to Master Repurchase Agreement, dated August 30, 2018, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.8	Eighth Amendment to Master Repurchase Agreement, dated October 15, 2018, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.9¥	Ninth Amendment to Master Repurchase Agreement, dated November 30, 2018, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.10	Tenth Amendment to Master Repurchase Agreement, dated April 30, 2019, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.11	Eleventh Amendment to Master Repurchase Agreement, dated August 9, 2019, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.12	Twelfth Amendment to Master Repurchase Agreement, dated October 14, 2019, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.13	Thirteenth Amendment to Master Repurchase Agreement, dated October 12, 2020, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.14¥	Fourteenth Amendment to Master Repurchase Agreement, dated November 12, 2020, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.36	Mortgage Loan Participation Sale Agreement, dated August 15, 2016, by and between JPMorgan Chase Bank, N.A.
10.36.1	Amendment No. 1 to Mortgage Loan Participation Sale Agreement, dated August 4, 2017, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.2	Amendment No. 2 to Mortgage Loan Participation Sale Agreement, dated February 21, 2018, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.3	Amendment No. 3 to Mortgage Loan Participation Sale Agreement, dated August 10, 2018, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.4	Amendment No. 4 to Mortgage Loan Participation Sale Agreement, dated May 20, 2019, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.5	Amendment No. 5 to Mortgage Loan Participation Sale Agreement, dated December 30, 2019, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.6	Amendment No. 6 to Mortgage Loan Participation Sale Agreement, dated June 16, 2020, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.7	Amendment No. 7 to Mortgage Loan Participation Sale Agreement, dated October 9, 2020, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.37	Master Repurchase Agreement dated May 14, 2019, by and between Mello Warehouse Securitization Trust 2019-1 and loanDepot.com, LLC
10.38	Indenture, dated May 14, 2019, by and between Mello Warehouse Securitization Trust 2019-1, loanDepot.com, LLC and U.S. bank National Association

Exhibit No.	Description
10.39	Master Repurchase Agreement dated October 23, 2019, by and between Mello Warehouse Securitization Trust 2019-2 and loanDepot.com, LLC
10.4	Indenture, dated October 23, 2019, by and between Mello Warehouse Securitization Trust 2019-2, loanDepot.com, LLC and U.S. bank National Association
10.41	Master Repurchase Agreement dated October 26, 2020, by and between Mello Warehouse Securitization Trust 2020-1 and loanDepot.com, LLC
10.42	Indenture, dated October 26, 2020, by and between Mello Warehouse Securitization Trust 2020-1, loanDepot.com, LLC and U.S. Bank National Association
10.43	Master Repurchase Agreement dated December 17, 2020, by and between Mello Warehouse Securitization Trust 2020-2 and loanDepot.com, LLC
10.44	Indenture, dated December 17, 2020, by and between Mello Warehouse Securitization Trust 2020-2, loanDepot.com, LLC and U.S. bank National Association
10.45	Guaranty, dated December 17, 2020, by and between Warehouse Securitization Trust 2020-2, and loanDepot.com, LLC
10.46	Master Repurchase Agreement dated November 25, 2019, by and between J.V.B. Financial Group, LLC and loanDepot.com, LLC
10.47#	Mortgage Warehouse Agreement, dated January 6, 2020, by and between loanDepot.com, LLC and Texas Capital Bank, N. A.
10.48	Indenture, dated September 24, 2020, by and between LoanDepot Agency Receivables Trust and loanDepot.com LLC
10.48.1	Amendment No. 1 to Base Indenture and to Series 2020-VF1 Indenture Supplement, dated October 28, 2020, between LoanDepot Agency Receivables Trust, loanDepot.com LLC and JPMorgan Chase bank, N.A.
10.49#	Series 2020-VF1 Indenture Supplement to Indenture, dated September 24, 2020, by and between LoanDepot Agency Receivables Trust, loanDepot.com LLC and JPMorgan Chase bank, N.A.
10.5	Form Incentive Stock Option Agreement
10.51	Form Nonqualified Stock Option Agreement
10.52	Form Restricted Stock Agreement
10.53	Form Stock Appreciation Rights Agreement
21.1	List of Subsidiaries of loanDepot, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
* filed herewith

¥ Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplemental copies of any omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

# Portions of this exhibit (indicated by asterisks) have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 15, 2021.

LOANDEPOT, INC.

By:	/s/ Anthony Hsieh
Name:	Anthony Hsieh
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of March 15, 2021.

Signature	Title

/s/ Anthony Hsieh	Chief Executive Officer and Chairman of the Board of Directors
Anthony Hsieh	(Principal Executive Officer)

/s/ Patrick Flanagan	Chief Financial Officer
Patrick Flanagan	(Principal Financial Officer)

/s/ Nicole Carrillo	Chief Accounting Officer
Nicole Carrillo	(Principal Accounting Officer)

/s/ John C. Dorman	Director
John C. Dorman

/s/ Dawn Lepore	Director
Dawn Lepore

/s/ Brian P. Golson	Director
Brian P. Golson

/s/ Andrew C. Dodson	Director
Andrew C. Dodson