Form 10-K/A
period 2020-12-31
loanDepot, Inc.
filed 2021-03-26
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

1

EXPLANATORY NOTE

The sole purpose of this amendment to loanDepot, Inc.’s annual report on Form 10-K for the year ended December 31, 2020 filed on March 15, 2021 (the “2020 Form 10-K”) is to furnish the management certifications made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 32.1 and 32.2 to this amended report, which were inadvertently omitted from the 2020 Form 10-K. No other changes have been made to the 2020 Form 10-K, other than to reflect the addition of Exhibit 4.1 hereto. No other changes have been made to the Company's audited financial statements for the year ended December 31, 2020. This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date of the 2020 Form 10-K.
2

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
March 26, 2021

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

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

Exhibit No.	Description
1	Financial Statements: The financial statements that are filed as part of this report are included in Part II. Item 8 of this report.
1.1	Underwriting Agreement
3.1	Amended and Restated Certificate of Incorporation of loanDepot, Inc.
3.2	Amended and Restated Bylaws of loanDepot, Inc.
4.1*	Description of Securities
4.2	Registration Rights Agreement
10.1	Stockholders Agreement

Exhibit No.	Description
10.2	Tax Receivable Agreement
10.3+	Form of Directors and Officers Indemnification Agreement
10.4+	2021 Omnibus Incentive Plan
10.5+	2009 Incentive Equity Plan
10.6+	2012 Incentive Equity Plan
10.7+	Employment Agreement, dated as of December 30, 2009, by and between loanDepot.com, LLC and Anthony Hsieh
10.8+	Offer Letter, dated as of April 25, 2012, by and between loanDepot.com, LLC and Jeff DerGurahian
10.9+	2015 Incentive Equity Plan
10.10+	Superseding Offer Letter, dated as of June 1, 2015, by and between loanDepot.com, LLC and John C. Dorman
10.11+	Offer Letter, dated as of April 8, 2015, by and between loanDepot.com, LLC and Dawn Lepore
10.12+	Letter of Understanding, dated September 27, 2019, by and between loanDepot.com, LLC and Jeff Walsh
10.13+	Offer Letter, dated as of October 22, 2012, by and between loanDepot.com, LLC and Jeff Walsh
10.14+	Offer Letter, dated as of May 17, 2017, by and between loanDepot.com, LLC and Patrick Flanagan
10.15	Form of 4th Amended and Restated Limited Liability Company Agreement of LD Holdings, LLC
10.16+	Form of Restricted Stock Unit Agreement
10.17#¥	Credit and Security Agreement, dated October 29, 2014, by and between loanDepot.com, LLC and NexBank SSB
10.17.1	First Amendment to Credit and Security Agreement, dated May 29, 2015, between loanDepot.com, LLC and NexBank SSB
10.17.2	Second Amendment to Credit and Security Agreement, dated June 26, 2015, between loanDepot.com, LLC and NexBank SSB.
10.17.3	Consent and Amendment No. 3 to Credit and Security Agreement, dated as of October 30, 2015, between loanDepot.com, LLC and NEXBANK SSB.
10.17.4	Fourth Amendment to Credit and Security Agreement, dated as of December 16, 2015, between loanDepot.com, LLC and NEXBANK SSB.
10.17.5#	Fifth Amendment to Credit and Security Agreement, dated as of March 24, 2017, between loanDepot.com, LLC and NEXBANK SSB.
10.17.6	Sixth Amendment to Credit and Security Agreement, dated as of August 7, 2017, between loanDepot.com, LLC and NEXBANK SSB.
10.17.7¥	Seventh Amendment to Credit and Security Agreement, dated as of January 12, 2018, between loanDepot.com, LLC and NEXBANK SSB
10.17.8	Eighth Amendment to Credit and Security Agreement, dated as of October 24, 2018, between loanDepot.com, LLC and NEXBANK SSB.
10.17.9	Ninth Amendment and Waiver to Credit and Security Agreement, dated as of December 21, 2018, between loanDepot.com, LLC and NEXBANK SSB.
10.17.10	Tenth Amendment and Waiver to Credit and Security Agreement, dated as of March 12, 2020, between loanDepot.com, LLC and NEXBANK SSB.

Exhibit No.	Description
10.17.11	Eleventh Amendment to Credit and Security Agreement, dated as of August 11, 2020, between loanDepot.com, LLC and NEXBANK SSB.
10.18	Master Repurchase Agreement, dated March 20, 2014, between EverBank, and loanDepot.com, LLC.
10.19¥	Amended and Restated Subservicing Agreement dated December 1, 2020, by and between loanDepot.com, LLC and Cenlar FSB
10.20¥	Standard Office Lease, dated March 10, 2011, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.1	First Amendment to Lease, dated September 7, 2012, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.2¥	Second Amendment to Lease, dated January 24, 2013, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.3¥	Third Amendment to Lease, dated March 27, 2014, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.4¥	Fourth Amendment to Lease, dated June 10, 2014, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.5¥	Fifth Amendment to Lease, dated October 14, 2014, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.6¥	Sixth Amendment to Lease, dated May 1, 2015, between Arden Realty Limited Partnership and loanDepot.com, LLC
10.20.7	Seventh Amendment to Lease, dated May 23, 2017, by and between Pinnacle Asset Management Group, LLC and loanDepot.com, LLC
10.21¥	Mortgage Loan Participation Purchase and Sale Agreement, dated as of February 28, 2013, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC
10.21.1#	Amendment Number One to the Mortgage Loan Participation Purchase and Sale Agreement, dated November 21, 2013
10.21.2#¥	Amendment Number Two to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019
10.21.3	Amendment Number Three to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019
10.21.4	Amendment Number Four to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 18, 2020
10.22	Master Repurchase Agreement, dated June 1, 2015, between UBS Bank USA and loanDepot.com, LLC
10.22.1	Amendment No. 1 to Master Repurchase Agreement, dated September 4, 2015, between UBS Bank USA and loanDepot.com, LLC
10.22.2	Amendment No. 2 to Master Repurchase Agreement, dated October 30, 2015, by and between UBS Bank USA and loanDepot, LLC
10.22.3	Amendment No. 3 to Master Repurchase Agreement, dated April 26, 2016, by and between UBS Bank USA and loanDepot, LLC
10.22.4	Assignment and Amendment No. 4 to Master Repurchase Agreement, dated July 26, 2016, by and between UBS Bank USA and loanDepot, LLC
10.22.5#	Amendment No. 5 to Master Repurchase Agreement, dated March 21, 2017, by and between UBS AG and loanDepot, LLC
10.22.6	Amendment No. 6 to Master Repurchase Agreement, dated April 25, 2017, by and between UBS AG and loanDepot, LLC

Exhibit No.	Description
10.22.7	Amendment No. 7 to Master Repurchase Agreement, dated December 15, 2017, by and between UBS AG and loanDepot, LLC
10.22.8	Amendment No. 8 to Master Repurchase Agreement, dated April 24, 2018, by and between UBS AG and loanDepot, LLC
10.22.9	Amendment No. 9 to Master Repurchase Agreement, dated May 23, 2018, by and between UBS AG and loanDepot, LLC
10.22.10	Amendment No. 10 to Master Repurchase Agreement, dated November 16, 2018, by and between UBS AG and loanDepot, LLC
10.22.11	Amendment No. 11 to Master Repurchase Agreement, dated April 23, 2019, by and between UBS AG and loanDepot, LLC
10.22.12	Amendment No. 12 to Master Repurchase Agreement, dated April 21, 2020, by and between UBS AG and loanDepot, LLC
10.22.13	Amendment No. 13 to Master Repurchase Agreement, dated November 5, 2020, by and between UBS AG and loanDepot, LLC
10.23	Indenture, dated as of October 27, 2020, by and among LD Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee. (Originally filed as exhibit 10.55.)
10.24#	The Sixth Amended and Restated Loan and Security Agreement, dated as of November 28, 2018 between loanDepot.com, LLC and TIAA, FSB.
10.24.1	First Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of May 31, 2019 between loanDepot.com, LLC and TIAA, FSB.
10.24.2	Second Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of July 12, 2019 between loanDepot.com, LLC and TIAA, FSB.
10.24.3	Third Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of September 13, 2019 between loanDepot.com, LLC and TIAA, FSB.
10.24.4	Fourth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of November 18, 2019 between loanDepot.com, LLC and TIAA, FSB
10.24.5	Fifth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of March 23, 2020 between loanDepot.com, LLC and TIAA, FSB.
10.24.6	Sixth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of May 20, 2020 between loanDepot.com, LLC and TIAA, FSB.
10.24.7#	Seventh Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of July 10, 2020 between loanDepot.com, LLC and TIAA, FSB
10.24.8	Eighth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of March 2, 2021 between loanDepot.com, LLC and TIAA, FSB
10.24.9	Twenty Third Amendment, dated as of March 2, 2021, by and between TIAA, FSB and loanDepot.com, LLC to the Master Repurchase and the Pricing Letter, dated as of March 20, 2014.
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

10.30.3#	Amendment No. 3 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated July 15, 2016, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.4#	Amendment No. 4 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated July 14, 2017, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.5	Amendment No. 5 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated March 12, 2018, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.6#	Amendment No. 6 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated July 12, 2018, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.7#	Amendment No. 7 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated September 11, 2018, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.8	Amendment No. 8 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated December 20, 2018, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.9	Amendment No. 9 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated March 20, 2019, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.10	Amendment No. 10 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated May 20, 2019, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.11	Amendment No. 11 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated August 27, 2019, by and between loanDepot.com, LLC and Bank of America, N. A.

Exhibit No.	Description
10.30.12	Amendment No. 12 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated September 26, 2019, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.13	Amendment No. 13 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated January 31, 2020, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.14	Amendment No. 14 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated July 10, 2020, by and between loanDepot.com, LLC and Bank of America, N. A.
10.30.15	Amendment No. 15 to Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated September 28, 2020, by and between loanDepot.com, LLC and Bank of America Merrill Lynch
10.31¥	Second Amended and Restated Master Repurchase Agreement, dated January 2, 2018, by and between loanDepot.com, LLC and Jefferies Funding LLC
10.31.1	Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated November 2, 2018, by and between loanDepot.com, LLC and Jefferies Funding LLC
10.31.2	Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated November 1, 2019, by and between loanDepot.com, LLC and Jefferies Funding LLC
10.31.3	Amendment No. 3 to Master Repurchase Agreement, dated September 28, 2020, by and between loanDepot.com, LLC and Jefferies Funding LLC
10.31.4#¥	Amendment No. 4 to Master Repurchase Agreement, dated November 2, 2015, by and between loanDepot.com, LLC and Jefferies Funding LLC
10.32	Master Repurchase Agreement, dated March 10, 2017, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.1	Amendment No. 1 to Master Repurchase Agreement, dated August 11, 2017, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.2	Amendment No. 2 to Master Repurchase Agreement, dated January 31, 2018, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.3	Amendment No. 3 to Master Repurchase Agreement, dated April 8, 2019, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.4	Amendment No. 4 to Master Repurchase Agreement, dated February 26, 2020, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.5	Amendment No. 5 to Master Repurchase Agreement, dated September 25, 2020, by and between Credit Suisse AG and loanDepot.com, LLC
10.32.6	Amendment No. 6 to Master Repurchase Agreement, dated March 1, 2021, by and between Credit Suisse AG and loanDepot.com, LLC
10.33#	Master Repurchase Agreement, dated August 25, 2020, by and between Barclays Bank PLC and loanDepot.com, LLC
10.34#	Mortgage Loan Participation Purchase and Sale Agreement, dated August 25, 2020, by and between loanDepot.com, LLC and Barclay Bank PLC
10.35¥	Master Repurchase Agreement, dated June 3, 2016, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.1	First Amendment to Master Repurchase Agreement, dated October 17, 2016, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.2	Second Amendment to Master Repurchase Agreement, dated February 28, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.

Exhibit No.	Description
10.35.3	Third Amendment to Master Repurchase Agreement, dated June 2, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.4	Fourth Amendment to Master Repurchase Agreement, dated August 31, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.5	Fifth Amendment to Master Repurchase Agreement, dated October 30, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.6	Sixth Amendment to Master Repurchase Agreement, dated November 10, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.7¥	Seventh Amendment to Master Repurchase Agreement, dated August 30, 2018, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.8	Eighth Amendment to Master Repurchase Agreement, dated October 15, 2018, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.9¥	Ninth Amendment to Master Repurchase Agreement, dated November 30, 2018, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.10	Tenth Amendment to Master Repurchase Agreement, dated April 30, 2019, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.11	Eleventh Amendment to Master Repurchase Agreement, dated August 9, 2019, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.12	Twelfth Amendment to Master Repurchase Agreement, dated October 14, 2019, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.13	Thirteenth Amendment to Master Repurchase Agreement, dated October 12, 2020, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.35.14¥	Fourteenth Amendment to Master Repurchase Agreement, dated November 12, 2020, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.36	Mortgage Loan Participation Sale Agreement, dated August 15, 2016, by and between JPMorgan Chase Bank, N.A.
10.36.1	Amendment No. 1 to Mortgage Loan Participation Sale Agreement, dated August 4, 2017, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.2	Amendment No. 2 to Mortgage Loan Participation Sale Agreement, dated February 21, 2018, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.3	Amendment No. 3 to Mortgage Loan Participation Sale Agreement, dated August 10, 2018, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.4	Amendment No. 4 to Mortgage Loan Participation Sale Agreement, dated May 20, 2019, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.5	Amendment No. 5 to Mortgage Loan Participation Sale Agreement, dated December 30, 2019, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.6	Amendment No. 6 to Mortgage Loan Participation Sale Agreement, dated June 16, 2020, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.36.7	Amendment No. 7 to Mortgage Loan Participation Sale Agreement, dated October 9, 2020, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC
10.37	Master Repurchase Agreement dated May 14, 2019, by and between Mello Warehouse Securitization Trust 2019-1 and loanDepot.com, LLC
10.38	Indenture, dated May 14, 2019, by and between Mello Warehouse Securitization Trust 2019-1, loanDepot.com, LLC and U.S. bank National Association

Exhibit No.	Description
10.39	Master Repurchase Agreement dated October 23, 2019, by and between Mello Warehouse Securitization Trust 2019-2 and loanDepot.com, LLC
10.4	Indenture, dated October 23, 2019, by and between Mello Warehouse Securitization Trust 2019-2, loanDepot.com, LLC and U.S. bank National Association
10.41	Master Repurchase Agreement dated October 26, 2020, by and between Mello Warehouse Securitization Trust 2020-1 and loanDepot.com, LLC
10.42	Indenture, dated October 26, 2020, by and between Mello Warehouse Securitization Trust 2020-1, loanDepot.com, LLC and U.S. Bank National Association
10.43	Master Repurchase Agreement dated December 17, 2020, by and between Mello Warehouse Securitization Trust 2020-2 and loanDepot.com, LLC
10.44	Indenture, dated December 17, 2020, by and between Mello Warehouse Securitization Trust 2020-2, loanDepot.com, LLC and U.S. bank National Association
10.45	Guaranty, dated December 17, 2020, by and between Warehouse Securitization Trust 2020-2, and loanDepot.com, LLC
10.46	Master Repurchase Agreement dated November 25, 2019, by and between J.V.B. Financial Group, LLC and loanDepot.com, LLC
10.47#	Mortgage Warehouse Agreement, dated January 6, 2020, by and between loanDepot.com, LLC and Texas Capital Bank, N. A.
10.48	Indenture, dated September 24, 2020, by and between LoanDepot Agency Receivables Trust and loanDepot.com LLC
10.48.1	Amendment No. 1 to Base Indenture and to Series 2020-VF1 Indenture Supplement, dated October 28, 2020, between LoanDepot Agency Receivables Trust, loanDepot.com LLC and JPMorgan Chase bank, N.A.
10.49#	Series 2020-VF1 Indenture Supplement to Indenture, dated September 24, 2020, by and between LoanDepot Agency Receivables Trust, loanDepot.com LLC and JPMorgan Chase bank, N.A.
10.5	Form Incentive Stock Option Agreement
10.51	Form Nonqualified Stock Option Agreement
10.52	Form Restricted Stock Agreement
10.53	Form Stock Appreciation Rights Agreement
21.1	List of Subsidiaries of loanDepot, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2021.

LOANDEPOT, INC.

By:	/s/ Anthony Hsieh
Name:	Anthony Hsieh
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of March 26, 2021.

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