Form 10-K/A
period 2020-12-31
loanDepot, Inc.
filed 2021-03-29
CIK 1831631

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

1

EXPLANATORY NOTE

The sole purpose of this amendment to loanDepot, Inc.’s annual report on Form 10-K/A for the year ended December 31, 2020 filed on March 26, 2021 (the “2020 Form 10-K/A”) is to correct the date of the independent auditor opinion that was inadvertently changed in the 2020 Form 10-K/A. No other changes have been made to the 2020 Form 10-K/A. No other changes have been made to the Company's audited financial statements for the year ended December 31, 2020. This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date of the 2020 Form 10-K on March 15, 2021.
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