Form 10-Q
period 2021-03-31
loanDepot, Inc.
filed 2021-05-10
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File Number: 001-40003

loanDepot, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			85-3948939
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

26642 Towne Centre Drive,	Foothill Ranch,	California	92610
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (888) 337-6888
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 per value per share	LDI	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2021, 6,643,187 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 181,515,475 shares of registrant’s Class C common stock were outstanding and 119,694,200 shares of registrant’s Class D common stock were outstanding.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

Important factors that could cause actual results to differ materially from our expectations are included in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A "Risk Factors" in this report as well as Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

2

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$630,457	$284,224
Restricted cash	121,389	204,465
Accounts receivable, net	84,047	138,122
Loans held for sale, at fair value (includes $2,213,801 and $1,595,442 pledged to creditors in securitization trusts at March 31, 2021 and December 31, 2020, respectively)	8,787,756	6,955,424
Derivative assets, at fair value	760,519	647,939
Servicing rights, at fair value (includes $355,565 and $300,465 pledged to creditors in securitization trusts at March 31, 2021 and December 31, 2020, respectively)	1,772,099	1,127,866
Property and equipment, net	91,007	85,002
Operating lease right-of-use assets	63,207	66,433
Prepaid expenses and other assets	84,804	77,241
Loans eligible for repurchase	842,970	1,246,158
Investments in joint ventures	17,332	17,528
Goodwill and intangible assets, net	42,698	42,826
Total assets	$13,298,285	$10,893,228
LIABILITIES AND EQUITY
Liabilities:
Warehouse and other lines of credit	$8,309,450	$6,577,429
Accounts payable, accrued expenses and other liabilities	890,826	446,370
Derivative liabilities, at fair value	95,188	168,169
Liability for loans eligible for repurchase	842,970	1,246,158
Operating lease liability	80,804	86,023
Debt obligations, net	1,305,089	712,466
Total liabilities	11,524,327	9,236,615
Commitments and contingencies (Note 16)
Equity:
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 6,643,187 issued and outstanding as of March 31, 2021	$7	$—
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued and outstanding as of March 31, 2021	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 179,746,190 issued and outstanding as of March 31, 2021	180	—
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 119,694,200 issued and outstanding as of March 31, 2021	119	—
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2021	—	—
Additional paid-in capital	561,494	—
Retained earnings	42,412	—
Noncontrolling interest	1,169,746	1,656,613
Total equity	1,773,958	1,656,613
Total liabilities and equity	$13,298,285	$10,893,228

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Interest income	$54,730	$35,165
Interest expense	(53,497)	(32,805)
Net interest income	1,233	2,360

Gain on origination and sale of loans, net	1,020,646	492,485
Origination income, net	101,599	38,613
Servicing fee income	82,568	36,563
Change in fair value of servicing rights, net	69,294	(100,287)
Other income	40,668	16,387
Total net revenues	1,316,008	486,121

EXPENSES:
Personnel expense	603,735	240,199
Marketing and advertising expense	109,626	57,312
Direct origination expense	46,976	26,503
General and administrative expense	51,317	29,630
Occupancy expense	9,988	9,892
Depreciation and amortization	8,454	9,372
Subservicing expense	26,611	13,247
Other interest expense	13,171	10,970
Total expenses	869,878	397,125

Income before income taxes	446,130	88,996
Income taxes	18,277	—
Net income	427,853	88,996
Net income attributable to noncontrolling interests	382,978	88,996
Net income attributable to loanDepot, Inc.	$44,875	$—

Earnings per share:
Basic	$0.36	N/A
Diluted	$0.36	N/A

Weighted average shares outstanding:
Basic	125,772,797	N/A
Diluted	125,772,797	N/A

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common shares issued			Common shares $			Additional paid-in capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2019	—	—	—	$—	$—	$—	$—	$—	$375,885	$375,885
Repurchase	—	—	—	—	—	—	—	—	(220)	(220)
Equity-based compensation	—	—	—	—	—	—	—	—	(65)	(65)
Dividends	—	—	—	—	—	—	—	—	(1,914)	(1,914)
Net income	—	—	—	—	—	—	—		88,996	88,996
Balance at March 31, 2020	—	—	—	$—	$—	$—	$—	$—	$462,682	$462,682

Balance at December 31, 2020	—	—	—	$—	$—	$—	$—	$—	$1,656,613	$1,656,613
Distributions prior to the reorganization transaction	—	—	—	—	—	—	—	—	(160,617)	(160,617)
Equity compensation prior to the reorganization transaction	—	—	—	—	—	—	—	—	338	338
Net income prior to the reorganization transaction	—	—	—	—	—	—	—	—	294,598	294,598
Deferred taxes and other tax adjustments associated with the Reorganization and IPO	—	—	—	—	—	—	(203,741)	—	—	(203,741)
Effect of the reorganization transaction	2,215,687	181,789,329	121,368,600	2	182	121	740,629	—	(740,934)	—
Effect of the IPO	3,850,000	(2,394,000)	(1,456,000)	4	(2)	(2)	—	—	—	—
Effect of the Greenshoe	577,500	(359,100)	(218,400)	1	(1)	—	—	—	—	—
Vested Class C shares	—	709,961	—	—	1	—	(1)			—
Net income subsequent to the reorganization and IPO	—	—	—	—	—	—	—	44,875	88,380	133,255
Stock based compensation subsequent to the reorganization transaction	—	—	—	—	—	—	24,607	—	34,872	59,479
Distributions for state taxes on behalf of shareholders, net	—	—	—	—	—	—	—	(2,463)	(3,504)	(5,967)
Balance at March 31, 2021	6,643,187	179,746,190	119,694,200	$7	$180	$119	$561,494	$42,412	$1,169,746	$1,773,958

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$427,853	$88,996
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization expense	8,454	9,372
Amortization of operating lease right-of-use asset	5,895	6,174
Amortization of debt issuance costs	2,685	1,498
Gain on origination and sale of loans	(990,904)	(417,716)
Loss on sale of servicing rights	39	63
Provision for loss obligation on sold loans and servicing rights	857	6,494
(Increase) decrease in net deferred tax liabilities	203,892	—
Fair value change in derivative assets	(92,879)	(199,327)
Fair value change in derivative liabilities	(72,980)	150,175
Premium (paid) received on derivatives	(19,700)	12,919
Fair value change in loans held for sale	178,844	(54,519)
Fair value change in servicing rights	(112,917)	119,355
Equity compensation	59,817	(65)
Change in fair value of contingent consideration	—	2,508
Originations of loans	(41,401,575)	(15,106,459)
Proceeds from sales of loans	40,380,774	15,611,107
Proceeds from principal payments	23,300	3,000
Payments to investors for loan repurchases	(556,870)	(8,692)
Disbursements from joint ventures	819	1,493
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	76,795	(60,178)
Net cash (used in) provided by operating activities	(1,877,801)	166,198

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,163)	(4,997)
Proceeds from sale of servicing rights	635	6,808
Return of capital from joint ventures	189	150
Net cash flows (used in) provided by investing activities	(13,339)	1,961

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse lines of credit	$45,606,028	$15,542,362
Repayment of borrowings on warehouse lines of credit	(43,874,006)	(15,237,251)
Proceeds from debt obligations	776,743	64,450
Payments on debt obligations	(175,935)	—
Payments of debt issuance costs	(11,260)	(767)
Payments on capital lease obligation	(689)	(6,119)
Payments on repurchase of units	—	(220)
Dividend distributions	(166,584)	(1,914)
Net cash provided by financing activities	2,154,297	360,541

Net change in cash and cash equivalents and restricted cash	263,157	528,700

Cash and cash equivalents and restricted cash at beginning of the period	488,689	117,496

Cash and cash equivalents and restricted cash at end of the period	$751,846	$646,196

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$49,901	$47,585
Income taxes	3	(3)

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$2,669	$2,247
Purchase of equipment under capital leases	168	202

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS, PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

Nature of Operations

loanDepot, Inc. was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings Group LLC (“LD Holdings”) and its consolidated subsidiaries loanDepot.com, LLC (“LDLLC”), Artemis Management, LLC (“ART”), LD Settlement Services, LLC (“LDSS”), and mello Holdings, LLC (“Mello”). Unless otherwise noted or indicated by the context, the term the “Company” refers (1) prior to the consummation of the IPO and Reorganization described below, to LD Holdings and its consolidated subsidiaries, and (2) after the IPO and reorganization described below, to loanDepot, Inc. and its consolidated subsidiaries, including LD Holdings.

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

Initial Public Offering

The Company's common stock began trading on The New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” The IPO consisted of 3,850,000 shares of Class A common stock, $0.001 par value per share, at an offering price of $14.00 per share, pursuant to a Registration Statement on Form S-1.

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

As a result of the IPO and reorganization:

•loanDepot, Inc. is a holding company and its sole material asset is an equity interest in LD Holdings. LD Holdings continues to be a holding company and has no material assets other than its equity interests in its direct subsidiaries consisting of a 99.99% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, and Mello. loanDepot, Inc. is the sole managing member of LD Holdings, and indirectly operates and controls all of LD Holdings’ business and affairs and consolidates the financial results of LD Holdings and its subsidiaries. The financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc., and the consolidated net earnings or loss are allocated to the noncontrolling interest to reflect the entitlement of the Continuing LLC Members.

•The Company has entered into a tax receivable agreement (“TRA”) with certain funds managed by Parthenon Capital Partners, (the “Parthenon Stockholders”), Parthenon affiliates owning Holdco Units, and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable.

Summary of Significant Accounting Policies

Our accounting policies are described below and in Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2020 Form 10-K.

Consolidation and Basis of Presentation

The Company's consolidated financial statements are prepared in accordance with GAAP as codified in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).

ASC 250 requires that a change in the reporting entity or the consummation of a transaction accounted for in a manner similar to a pooling of interests, i.e., a reorganization of entities under common control, be retrospectively applied to the financial statements of all prior periods when the financial statements are issued for a period that includes the date the change in reporting entity or the transaction occurred. The IPO and reorganization were considered transactions between entities under common control, therefore, the financial statements for the periods prior to the IPO and reorganization have been adjusted to combine the previously separate entities for presentation. The financial results of LD Holdings and its subsidiaries were therefore combined with loanDepot, Inc., and the consolidated net earnings or loss has been allocated to the noncontrolling interest to reflect the entitlement of the Continuing LLC Members.

The accompanying consolidated financial statements include all of the assets, liabilities, and results of operations of the Company and consolidated variable interest entities (“VIEs”) in which the Company is the primary beneficiary. VIEs are entities that have a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support, whose equity investors at risk lack the ability to control the entity's activities, or is structured with non-substantive voting rights. The Company evaluates its associations with VIEs, both at inception and when there is a change in circumstance that requires reconsideration, to determine if the Company is the primary beneficiary and consolidation is required. A primary beneficiary is defined as a variable interest holder that has a controlling financial interest. A controlling financial interest requires both: (a) the power to direct the activities that most significantly impact the VIEs’ economic performance, and (b) the obligation to absorb losses or receive benefits of a VIE that could potentially be significant to the VIE. The Company has not provided financial or other support during the periods presented to any VIE that it was not previously contractually required to provide. Other entities that the Company does not consolidate, but for which it has significant influence over operating and financial policies, are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Certain items in prior periods were reclassified to conform to the current presentation. As of March 31, 2021, financing lease obligations are now included as part of accounts payable, accrued expenses and other liabilities.

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

Non-controlling interests

loanDepot, Inc. is a holding company and its sole material asset is an equity interest in LD Holdings. LD Holdings continues to be a holding company and has no material assets other than its equity interests in its direct subsidiaries consisting of a 99.99% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, and Mello. loanDepot, Inc. is the sole managing member of LD Holdings, and indirectly operates and controls all of LD Holdings’ business and affairs and consolidates the financial results of LD Holdings and its subsidiaries. The financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc., and the consolidated net earnings or loss will be allocated to the noncontrolling interest to reflect the entitlement of the Continuing LLC Members.

Income Taxes

The Company’s provision for income taxes is made for current and deferred income tax on pretax net income adjusted for permanent and temporary differences based on enacted tax laws and applicable statutory tax rates. The Company accounts for interest and penalties associated with income tax obligations as a component of income tax expense.

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change. Deferred tax assets are recorded in prepaid expenses and other assets on the consolidated balance sheets. Deferred tax liabilities are recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Following the IPO and Reorganization, the Company’s purchase of Holdco Units and any future exchanges of Holdco Units for cash or Class A Common Stock are expected to result in increases to the Company’s allocable tax basis in its assets. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to the Company, and therefore reduce the amount of tax that the Company would otherwise be required to pay in the future. As a result, the Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets with amounts accrued when deemed probable and estimable.

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely than-not threshold of being sustained would be recorded as a tax benefit in the current period.

Stock-Based Compensation

Effective upon the completion of the IPO, the Company adopted the loanDepot, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. There are currently only RSUs granted under the 2021 Plan. The Company uses the grant-date fair value of equity awards to determine the compensation cost associated with each award. Compensation cost for service-based equity awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for awards with only service conditions that have graded vesting schedules is recognized on a straight-line basis over the requisite service period for the entire award such that compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. Expense is reduced for actual forfeitures as they occur. The cost of stock-based compensation is recorded to personnel expense.

Earnings per share

Basic net income per common share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating security according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security shareholders based on their respective rights to receive dividends. According to the Company’s certificate of incorporation, the holders of Class A common stock and Class D common stock are entitled to share equally, on a per share basis, in dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors.

Diluted net income per common share is calculated using the more dilutive of either the treasury stock method or the two-class method. The dilutive calculation considers common stock issuable under the assumed conversion of Class C common stock to Class A common stock as well as restricted stock units granted under the Corporation’s stock plans using the treasury stock method, if dilutive.

Concentration of Risk

The Company has concentrated its credit risk for cash by maintaining deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 36% of total loan originations for the three months ended March 31, 2021.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 47%, 33%, and 13% of the Company’s loan sales for the three months ended March 31, 2021. No other investors accounted for more than 5% of the loan sales for the three months ended March 31, 2021.

The Company funds loans through warehouse lines of credit. As of March 31, 2021, 23% and 9% of the Company's warehouse lines were payable to two separate lenders.

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

In December 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. This ASU was effective for public business entities for fiscal years and interim periods beginning after December 15, 2020. The adoption of this guidance on January 1, 2021 did not have a significant effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contract, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company is in the process of reviewing its warehouse and other lines of credit and debt obligations that use LIBOR as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on the consolidated financial statements.

NOTE 3 – FAIR VALUE

The Company's consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. Refer to Note 1 - Description of Business, Presentation and Summary of Significant Accounting Policies in the 2020 Form 10-K for information on the fair value hierarchy, valuation methodologies, and key inputs used to measure financial assets and liabilities recorded at fair value, as well as methods and assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	March 31, 2021
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$630,457	$630,457	$—	$—
Restricted cash	121,389	121,389	—	—
Loans held for sale, at fair value	8,787,756	—	8,787,756	—
Derivative assets, at fair value	760,519	—	448,722	311,797
Servicing rights, at fair value	1,772,099	—	—	1,772,099
Loans eligible for repurchase	842,970	—	842,970	—

Liabilities
Warehouse and other lines of credit	$8,309,450	$—	$8,309,450	$—
Derivative liabilities, at fair value	95,188	30,167	2	65,019
Servicing rights, at fair value(1)	6,011	—	—	6,011
Debt obligations:
2020-VF1 Notes	8,720	—	9,401	—
GMSR VFN	15,000	—	15,000	—
Term notes	198,791	—	200,000	—
Senior notes	1,082,578	—	1,134,340	—
Liability for loans eligible for repurchase	842,970	—	842,970	—
(1)Included in accounts payable and accrued expenses on the consolidated balance sheet.

	December 31, 2020
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$284,224	$284,224	$—	$—
Restricted cash	204,465	204,465	—	—
Loans held for sale, at fair value	6,955,424	—	6,955,424	—
Derivative assets, at fair value	647,939	483	107	647,349
Servicing rights, at fair value	1,127,866	—	—	1,127,866
Loans eligible for repurchase	1,246,158	—	1,246,158	—

Liabilities
Warehouse and other lines of credit	$6,577,429	$—	$6,577,429	$—
Derivative liabilities, at fair value	168,169	4,299	163,566	304
Servicing rights, at fair value (1)	3,564	—	—	3,564
Debt obligations:
2020-VF1 Notes	7,571	—	8,593
GMSR VFN	15,000	—	15,000	—
Term notes	198,640	—	200,000	—
Senior notes	491,255		518,245
Liability for loans eligible for repurchase	1,246,158	—	1,246,158	—
(1)Included in accounts payable and accrued expenses on the consolidated balance sheet.

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	March 31, 2021
	Recurring Fair Value Measurements of Assets (Liabilities) Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$8,787,756	$—	$8,787,756
Derivative assets:
Interest rate lock commitments	—	—	311,797	311,797
Forward sales contracts	—	442,317	—	442,317
MBS put options	—	6,405	—	6,405
Servicing rights	—	—	1,772,099	1,772,099
Total assets at fair value	$—	$9,236,478	$2,083,896	$11,320,374
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$65,019	$65,019
Interest rate swap futures	10,833	—	—	10,833
Forward sales contracts	—	2	—	2
Put options on treasuries	19,334	—	—	19,334
Servicing rights(1)	—	—	6,011	6,011
Total liabilities at fair value	$30,167	$2	$71,030	$101,199

(1)Included in accounts payable and accrued expenses on the consolidated balance sheet.

	December 31, 2020
	Recurring Fair Value Measurements of Assets (Liabilities) Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$6,955,424	$—	$6,955,424
Derivative assets:
Interest rate lock commitments	—	—	647,349	647,349
Forward sales contracts	—	107	—	107
Interest rate swap futures	483	—	—	483
Servicing rights	—	—	1,127,866	1,127,866
Total assets at fair value	$483	$6,955,531	$1,775,215	$8,731,229
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$304	$304
Put options on treasuries	4,299	—	—	4,299
Forward sales contracts	—	163,566	—	163,566
Servicing rights (1)	—	—	3,564	3,564
Total liabilities at fair value	$4,299	$163,566	$3,868	$171,733
(1)Included in accounts payable and accrued expenses on the consolidated balance sheet.

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2021
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)

Balance at beginning of period	$647,045	$1,124,302
Total net gains or losses included in
earnings (realized and unrealized)	388,548	642,421
Sales and settlements
Purchases	—	—
Sales	—	(635)
Settlements	(593,703)	—
Transfers of IRLCs to closed loans	(195,112)	—
Balance at end of period	$246,778	$1,766,088

(1) Interest rate lock commitments include both assets and liabilities and are shown net.
(2) Balance is net of $6.0 million servicing liability at March 31, 2021.

	Three Months Ended March 31, 2020
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)	Contingent Consideration

Balance at beginning of period	$128,208	$444,443	$(2,374)
Total net gains or losses included in
earnings (realized and unrealized)	555,067	(5,300)	(2,507)
Sales and settlements
Purchases	—	—	—
Sales	—	(7,279)	—
Settlements	(259,455)	—	—
Transfers of IRLCs to closed loans	(109,083)	—	—
Balance at end of period	$314,737	$431,864	$(4,881)

(1)Interest rate lock commitments include both assets and liabilities and are shown net.
(2)Balance is net of $2.8 million servicing rights liability at March 31, 2020.

The following presents the gains and losses included in earnings for the three months ended March 31, 2021 and 2020 relating to the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2021
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)

Total net (losses) gains included in earnings	$(400,267)	$642,421

Change in unrealized gains relating to assets and liabilities still held at period end	$246,778	$741,791

(1)(Losses) gains included in gain on origination and sale of loans, net.
(2)Includes $529.5 million in gains included in gain on origination and sale of loans, net and $112.9 million of gains included in change in fair value of servicing rights, net, for the three months ended March 31, 2021.

	Three Months Ended March 31, 2020
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)	Contingent Consideration(3)

Total net gains (losses) included in earnings	$186,529	$(5,300)	$(2,507)

Change in unrealized gains relating to assets and liabilities still held at period end	$314,737	$19,802	$(2,507)
(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $114.1 million in gains included in gain on origination and sale of loans, net and $119.4 million in losses included in change in fair value of servicing rights, net, for the three months ended March 31, 2020.
(3)Gains (losses) included in general and administrative expense.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	March 31, 2021				December 31, 2020
Unobservable Input	Range of inputs			Weighted Average	Range of inputs			Weighted Average
IRLCs:
Pull-through rate	5.3%	-	99.9%	81.0%	2.8%	-	99.9%	70.5%

Servicing rights
Discount rate(1)	5.4%	-	9.4%	6.3%	5.0%	-	10.0%	6.2%
Prepayment rate(1)	8.2%	-	27.8%	9.0%	13.4%	-	34.8%	14.0%
Cost to service (per loan)	$70	-	$142	$85	$71	-	$139	$89
(1)The Company estimates the fair value of MSRs using an option-adjusted spread (“OAS”) model, which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Company’s prepayment model, and then discounts these cash flows at risk-adjusted rates.

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of March 31, 2021 or December 31, 2020.

Financial Statement Items Measured at Amortized Cost

Warehouse lines - The Company’s warehouse lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, term notes, and senior notes. The Company’s secured credit facilities and term notes accrue interest at a stated rate of 30-day LIBOR plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of March 31, 2021 and December 31, 2020. Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 were estimated using the quoted market prices at March 31, 2021. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. Warehouse lines and secured debt obligations were secured by sufficient collateral with fair value that exceeded the liability amount recorded on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward delivery contracts	$556,621	$(114,304)	$442,317	$—	$(334,977)	$107,340
Put options on treasuries	—	—	—	—	—	—
MBS put options	6,405		6,405	—	—	6,405
Total Assets	$563,026	$(114,304)	$448,722	$—	$(334,977)	$113,745

Liabilities:
Forward delivery contracts	$114,306	$(114,304)	$2	$—	$—	$2
Put options on treasuries	19,334	—	19,334	—	—	19,334
Interest rate swap futures	10,833	—	10,833	—	—	10,833
Warehouse lines of credit	8,309,450	—	8,309,450	(8,309,450)	—	—
Secured debt obligations (1)	224,401	—	224,401	(224,401)	—	—
Total Liabilities	$8,678,324	$(114,304)	$8,564,020	$(8,533,851)	$—	$30,169
(1)Secured debt obligations as of March 31, 2021 included the GMSR VFN, Term Notes, and 2020-VF1 Notes.

	December 31, 2020
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward delivery contracts	$71,029	$(70,922)	$107	$—	$—	$107
Interest rate swap futures	483	—	483	—	—	483
Total Assets	$71,512	$(70,922)	$590	$—	$—	$590

Liabilities:
Forward delivery contracts	$234,488	$(70,922)	$163,566	$—	$—	$163,566
Put options on treasuries	4,299	—	4,299	—	—	4,299
Warehouse lines of credit	6,577,429	—	6,577,429	(6,577,429)	—	—
Secured debt obligations (1)	223,593	—	223,593	(223,593)	—	—
Total Liabilities	$7,039,809	$(70,922)	$6,968,887	$(6,801,022)	$—	$167,865
(1)Secured debt obligations as of December 31, 2020 included the GMSR VFN, Term Notes, and 2020-VF1 Notes.
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

NOTE 5 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Conforming - fixed	$7,029,584	81%	$5,223,177	78%
Conforming - ARM	88,083	1	260	—
Government - fixed	967,163	11	1,108,936	16
Government - ARM	40,680	—	45,243	1
Other - residential mortgage loans	576,456	7	312,954	5
Consumer loans	2,322	—	2,541	—
	8,704,288	100%	6,693,111	100%
Fair value adjustment	83,468		262,313
Total	$8,787,756		$6,955,424

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$6,955,424	$3,681,840
Origination and purchase of loans	41,401,575	15,106,459
Sales	(39,919,413)	(15,307,510)
Repurchases	552,314	10,021
Principal payments	(23,300)	(3,000)
Fair value (loss) gain	(178,844)	54,519
Balance at end of period	$8,787,756	$3,542,329

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended March 31,
	2021	2020
Premium from loan sales	$470,572	$376,829
Servicing rights	529,544	114,118
Unrealized gains from derivative assets and liabilities	209,386	29,981
Realized gains (losses) from derivative assets and liabilities	105,643	(54,361)
Discount points, rebates and lender paid costs	(114,855)	(18,871)
Mark to market (loss) gain on loans held for sale	(178,844)	54,519
Provision for loan loss obligation for loans sold	(800)	(9,730)
Total gain on origination and sale of loans, net	$1,020,646	$492,485

The Company had $37.8 million and $25.8 million of loans held for sale on non-accrual status as of March 31, 2021 and December 31, 2020, respectively.

NOTE 6 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	March 31, 2021	December 31, 2020
Conventional	$99,987,686	$74,459,448
Government	29,722,206	28,471,810
Total servicing portfolio	$129,709,892	$102,931,258

A summary of the unpaid principal balance underlying servicing rights is as follows:

	March 31, 2021	December 31, 2020
Current loans	$127,255,772	$100,358,713
Loans 30 - 89 days delinquent	570,091	709,946
Loans 90 or more days delinquent or in foreclosure	1,884,029	1,862,599
Total servicing portfolio (1)	$129,709,892	$102,931,258

(1)At March 31, 2021 and December 31, 2020, 1.4% and 2.4%, respectively, of the servicing portfolio was in forbearance as a result of payment relief efforts afforded to borrowers under the Coronavirus Aid, Relief, and Economic Security Act and other regulatory guidance.

A summary of the changes in the balance of servicing rights is as follows:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$1,124,302	$444,443
Additions	529,543	114,118
Sales proceeds, net	(674)	(7,342)
Changes in fair value:
Due to changes in valuation inputs or assumptions	231,023	(86,314)
Other changes in fair value (1)	(118,106)	(33,041)
Balance at end of period (2)	$1,766,088	$431,864

(1)Other changes in fair value include fall out and decay from loan payoffs and principal amortization.
(2)Balance is net of $6.0 million and $2.8 million of servicing rights liability at March 31, 2021 and 2020, respectively.

The following is a summary of the components of servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Contractual servicing fees	$79,571	$31,441
Late, ancillary and other fees	2,997	5,122
Total servicing fee income	$82,568	$36,563

The following is a summary of the components of changes in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Changes in fair value:
Due to changes in valuation inputs or assumptions	$231,023	$(86,314)
Other changes in fair value (1)	(118,106)	(33,041)
Realized gains (losses) on sales of servicing rights	(97)	(103)
Net gain from derivatives hedging servicing rights	(43,526)	19,171
Changes in fair value of servicing rights, net	$69,294	$(100,287)
(1) Other changes in fair value include fall out and decay from loan payoffs and principal amortization.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Servicing Rights Sensitivity Analysis	March 31, 2021	December 31, 2020
Fair Value of Servicing Rights, net	$1,766,088	$1,124,302
Change in Fair Value from adverse changes:
Discount Rate:
Increase 100 basis points	(76,086)	(45,745)
Increase 200 basis points	(149,291)	(87,800)
Cost of Servicing:
Increase 10%	(15,795)	(11,556)
Increase 20%	(31,817)	(23,112)
Prepayment Speed:
Increase 10%	(54,622)	(63,351)
Increase 20%	(108,383)	(122,294)

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

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives instruments utilized by the Company primarily include interest rate lock commitments, forward sales contracts, MBS put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies and Note 3- Fair Value for further details on derivatives in the 2020 Form 10-K.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
March 31, 2021:
Interest rate lock commitments - assets	$18,454,546	Derivative asset, at fair value	$311,797	$—
Interest rate lock commitments - liabilities	6,008,115	Derivative liabilities, at fair value	—	65,019

Forward sales contracts - assets	62,786,233	Derivative asset, at fair value	442,317	—
Forward sales contracts - liabilities	1,507	Derivative liabilities, at fair value	—	2

Put options on treasuries - assets	—	Derivative asset, at fair value	—	—
Put options on treasuries - liabilities	32,048	Derivative liabilities, at fair value	—	19,334

MBS put options - assets	850,000	Derivative asset, at fair value	6,405	—
MBS put options - liabilities	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures - assets	—	Derivative asset, at fair value	—	—
Interest rate swap futures - liabilities	3,487	Derivative liabilities, at fair value	—	10,833
Total derivative financial instruments	$88,135,936		$760,519	$95,188

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2020:
Interest rate lock commitments - assets	$31,365,494	Derivative asset, at fair value	$647,349	$—
Interest rate lock commitments - liabilities	99,635	Derivative liabilities, at fair value	—	304

Forward sales contracts - assets	44,694	Derivative asset, at fair value	107	—
Forward sales contracts - liabilities	54,397,834	Derivative liabilities, at fair value	—	163,566

Put options on treasuries - assets	—	Derivative asset, at fair value	—	—
Put options on treasuries - liabilities	27,803	Derivative liabilities, at fair value	—	4,299

Interest rate swap futures - assets	2,350	Derivative asset, at fair value	483	—
Interest rate swap futures - liabilities	—	Derivative liabilities, at fair value	—	—
Total derivative financial instruments	$85,937,810		$647,939	$168,169

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

The following summarizes the realized and unrealized net gains and (losses) on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended March 31,
Derivative instrument	Statements of Operations Location	2021	2020
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(400,267)	$186,528
Forward sales contracts (1)	Gain on origination and sale of loans, net	711,416	(203,407)
Interest rate swap futures	Gain on origination and sale of loans, net	(29,991)	(6,398)
Put options	Gain on origination and sale of loans, net	33,870	(1,103)
Interest rate swap futures	Change in fair value of servicing rights, net	(41,016)	19,735
Put options	Change in fair value of servicing rights, net	(2,511)	(564)
Total realized and unrealized gains (losses) on derivative financial instruments		$271,501	$(5,209)
(1)Amounts include pair-off settlements.

NOTE 8 – VARIABLE INTEREST ENTITIES

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

The following table presents the Company’s involvement in consolidated and nonconsolidated VIEs in which the Company holds variable interests.

	March 31, 2021
	Net carrying amount of total assets	Carrying amount of total liabilities	Maximum exposure to loss in non-consolidated VIEs
Consolidated variable interest entities
Mortgage loans & restricted cash	$2,214,663	$2,200,000	N/A
GNMA mortgage servicing rights	355,565	213,791	N/A
	$2,570,228	$2,413,791
Non-consolidated variable interest entities
Joint Ventures	$10,414	$7,439	$17,332

	December 31, 2020
	Net carrying amount of total assets	Carrying amount of total liabilities	Maximum exposure to loss in non-consolidated VIEs
Consolidated variable interest entities
Mortgage loans & restricted cash	$1,765,855	$1,699,803	N/A
GNMA mortgage servicing rights	300,465	213,640	N/A
	$2,066,320	$1,913,443
Non-consolidated variable interest entities
Joint Ventures	$15,342	$11,818	$17,528

Consolidated VIEs

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

In executing a securitization transaction, the Company sells assets (financial and non-financial) to a securitization trust for cash, and other retained interests. The securitization entity is funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of either notes and/or trust certificates, which are sold to investors and/or retained by the Company. These beneficial interests are collateralized by the transferred assets and entitle the investors to specified cash flows generated from the underlying assets. In addition to providing a source of liquidity and cost-efficient funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers beyond any economic interest the Company may retain.

Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the financial assets, to issue beneficial interests to investors to fund the acquisition of the assets, and to enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the assets or beneficial interests of the entity. A servicer, is appointed pursuant to the underlying legal documents to service the assets the securitization entity holds and the beneficial interests it issues. Servicing functions include, but are not limited to, general collection activity on current and noncurrent accounts, loss mitigation efforts including repossession and sale of collateral, as well as preparing and furnishing statements summarizing the asset and beneficial interest performance. These servicing responsibilities constitute continued involvement in the transferred assets.

Cash flows from the assets transferred into the securitization entity represent the sole source for payment of distributions on the beneficial interests issued by the securitization entity and for payments to the parties that perform services for the securitization entity, such as the servicer or the trustee.

The Company may hold retained beneficial interests in the securitizations including, but not limited to, subordinated securities and residuals; and other residual interests. These retained interests may represent a form of significant continuing economic interests. Certain of these retained interests provide credit enhancement to the trust as they may absorb credit losses or other cash shortfalls.

The Company holds certain conditional repurchase options specific to securitizations that allow it to repurchase assets from the securitization entity. The majority of the securitizations provide the Company, as seller, with a prepayment option, to redeem outstanding classes of issued notes at the Company’s discretion after a set time period has elapsed. The repurchase price is typically the discounted securitization balance of the assets plus accrued interest when applicable. The Company generally has discretion regarding when or if it will exercise these options, but would do so only when it is in the Company’s best interest.

In addition to customary representation and warranty provisions, the mortgage servicing rights and warehouse securitizations permit the securitization trust to have recourse to the Company, as such the Company retains certain risks. In each securitization, representation and warranty provisions generally require the Company to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale. The Company did not provide any non-contractual financial support to these entities for the three months ended March 31, 2021 and 2020.

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s use of joint venture entities with home builders, real estate brokers and commercial real estate companies to provide loan origination services and real estate settlement services to the customers referred to the joint ventures by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $2.2 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At March 31, 2021, the Company is a party to 14 lines of credit with lenders providing $10.3 billion of warehouse and revolving credit facilities. The warehouse and revolving credit facilities are used to fund, and are secured by, residential mortgage loans held for sale. Interest expense on warehouse and revolving lines of credit is recorded to interest expense on the consolidated statements of operations.

The warehouse and revolving lines of credit are repaid using proceeds from the sale of loans. The base interest rates on the Company’s warehouse lines bear interest at 30-day LIBOR plus a margin. Some of the lines carry additional fees in the form of annual facility fees charged on the total line amount, commitment fees charged on the committed portion of the line and non-usage fees charged when monthly usage falls below a certain utilization percentage. The weighted average interest rate at March 31, 2021 totaled 2.22%. The Company’s warehouse lines are scheduled to expire through 2021 under one year terms and all lines are subject to renewal based on an annual credit review conducted by the lender. The Company’s securitization facilities’ notes have two to three year terms and are due May 2021, October 2021, October 2022, December 2023, and February 2024.

The base interest rates for all warehouse lines of credit are subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale.  Certain of the warehouse line lenders require the Company, at all times, to maintain cash accounts with minimum required balances.  As of March 31, 2021 and December 31, 2020, there was $7.5 million and $6.7 million, respectively, held in these accounts which are recorded as a component of restricted cash on the consolidated balance sheets.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum distribution requirement, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. As of March 31, 2021, the Company was in compliance with all warehouse lending related covenants.

Securitization Facilities

In October 2018, the Company issued notes through a securitization facility (“2018 Securitization Facility”) backed by a revolving warehouse line of credit. The 2018 Securitization Facility is secured by newly originated, first-lien, fixed rate residential mortgage loans eligible for purchase by the GSEs as well as non-GSE eligible jumbo mortgage loans. The 2018 Securitization Facility issued $300.0 million in notes and certificates that bear interest at 30-day LIBOR plus a margin. The 2018 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default. In October 2019, the Company repaid $100.0 million in notes and certificates of the 2018 Securitization Facility. In October 2020, the Company repaid the remaining $200.0 million in notes and certificates.

In May 2019, the Company issued notes through a new securitization facility (“2019-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2019-1 Securitization Facility is secured by newly originated, first-lien, fixed rate or adjustable rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae or Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2019-1 Securitization Facility issued $300.0 million in notes and certificates that bear interest at 30-day LIBOR plus a margin. The 2019-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

In October 2019, the Company issued notes through an additional securitization facility (“2019-2 Securitization Facility”) backed by a revolving warehouse line of credit. The 2019-2 Securitization Facility is secured by newly originated, first-lien, fixed rate or adjustable rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae or Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2019-2 Securitization Facility issued $300.0 million in notes and certificates that bear interest at 30-day LIBOR plus a margin. The 2019-2 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

In October 2020, the Company issued notes through an additional securitization facility (“2020-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2020-1 Securitization Facility is secured by newly originated, first-lien, residential mortgage loans eligible for purchase by Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2020-1 Securitization Facility issued $600.0 million in notes and certificates that bear interest at 30-day LIBOR plus a margin. The 2020-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

In December 2020, the Company issued notes through a new securitization facility (“2020-2 Securitization Facility”) backed by a revolving warehouse line of credit. The 2020-2 Securitization Facility is secured by newly originated, first-lien, fixed rate residential mortgage loans eligible for purchase by the GSEs or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2020-2 Securitization Facility issued $500.0 million in notes and certificates that bear interest at 30-day LIBOR plus a margin. The 2020-2 Securitization Facility will terminate on the earlier of (i) the three year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

In February 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-1 Securitization Facility is secured by newly originated, first-lien, fixed-rate or adjustable-rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-1 Securitization Facility issued $500.0 million in notes that bear interest at 30-day LIBOR plus a margin. The 2021-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

The following table presents certain information on warehouse borrowings:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	March 31, 2021	December 31, 2020
Facility 1(1)	$1,000,000	$1,000,000	$2,000,000	10/29/2021	$1,876,708	$1,665,005
Facility 2(2)	—	600,000	600,000	9/27/2021	496,200	226,891
Facility 3(3)	—	350,000	350,000	4/20/2021	289,582	206,863
Facility 4	100,000	300,000	400,000	7/9/2021	336,378	335,096
Facility 5(4)	—	200,000	200,000	N/A	121	—
Facility 6(5)	100,000	1,000,000	1,100,000	10/11/2021	751,429	626,741
Facility 7(6)	—	2,000,000	2,000,000	5/5/2021	1,244,566	919,068
Facility 8(7)	300,000	—	300,000	5/14/2021	300,000	300,000
Facility 9(7)	300,000	—	300,000	10/23/2021	300,000	299,803
Facility 10	—	850,000	850,000	N/A	748,460	358,761
Facility 11(7)	600,000	—	600,000	10/25/2022	600,000	600,000
Facility 12(7)	500,000	—	500,000	12/17/2023	500,000	500,000
Facility 13	—	600,000	600,000	8/25/2021	359,462	259,247
Facility 14(8)	—	—	—	2/10/2021	6,544	279,954
Facility 15	500,000	—	500,000	2/2/2024	500,000	—
Total	$3,400,000	$6,900,000	$10,300,000		$8,309,450	$6,577,429
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(3)In April 2021, this facility was extended for 30 days.
(4)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(5)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(6)In addition to the outstanding balance secured by mortgage loans, the Company has $15.0 million outstanding to finance servicing rights included within debt obligations in the consolidated balance sheets. In May 2021, the expiration date of this facility was extended to May 21, 2021.
(7)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.
(8)The Company did not renew this facility and repaid the remaining balance in April 2021.

The following table presents certain information on warehouse borrowings:

	Three Months Ended March 31,
	2021	2020
Maximum outstanding balance during the period	$9,109,780	$3,846,596
Average balance outstanding during the period	7,507,914	3,288,591
Collateral pledged (loans held for sale)	8,514,329	3,510,797
Weighted average interest rate during the period	2.34%	3.24%

NOTE 10 – DEBT OBLIGATIONS

The following table presents certain information on outstanding debt.

	Outstanding Balance
	March 31, 2021	December 31, 2020
Secured debt obligations, net:
Secured credit facilities	$—	$—
2020-VF1 Notes	8,720	7,571
GMSR VFN	15,000	15,000
Term notes	198,791	198,640
Total secured debt obligations, net	222,511	221,211
Unsecured debt obligations, net:
Senior notes	1,082,578	491,255
Total unsecured debt obligations, net	1,082,578	491,255
Total debt obligations, net	$1,305,089	$712,466

Secured Credit Facilities

Original Secured Credit Facility. The Company entered into a $25.0 million revolving secured credit facility (the “Original Secured Credit Facility”) in October 2014 to finance servicing rights and for other working capital needs and general corporate purposes. The Company has entered into subsequent amendments with the lender both increasing and decreasing the size of the facility. At March 31, 2021, capacity under the facility was $150.0 million. The Original Secured Credit Facility is secured by servicing rights, matures in June 2021 and accrues interest at a base rate per annum of 30-day LIBOR plus a margin per annum. As of March 31, 2021, there was no outstanding balance under the Original Secured Credit Facility. The Company has pledged $817.5 million in fair value of servicing rights as collateral to secure outstanding advances under the Original Secured Credit Facility. Advances for servicing rights are determined using a borrowing base formula calculated against the fair market value of the pledged servicing rights. Under the Original Secured Credit Facility, the Company is required to satisfy certain financial covenants, including minimum tangible net worth, minimum liquidity, maximum leverage and debt service coverage. As of March 31, 2021, the Company was in compliance with all such covenants.

Second Secured Credit Facility. The Company amended one of its warehouse line facilities to provide a $50.0 million sub-limit to finance servicing rights and for other working capital needs and general corporate purposes (the “Second Secured Credit Facility”) in May 2015. In March 2021, we terminated the sub-limit on this facility.

2020-VF1 Notes

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust issued up to $130.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at 30-day LIBOR plus a margin per annum and mature in September 2021 (unless earlier redeemed in accordance with their terms). The 2020-VF1 Notes are secured by LDLLC's rights to reimbursement for advances made pursuant to Fannie Mae and Freddie Mac requirements. At March 31, 2021, there was $8.7 million in the advanced receivables trust outstanding, net of $0.7 million in deferred financing costs. Under this facility, the Company is required to satisfy certain financial covenants including minimum levels of tangible net worth and liquidity and maximum levels of consolidated leverage. As of March 31, 2021, the Company was in compliance with all such covenants.

GMSR VFN

The Company entered into a master repurchase agreement with one of its wholly-owned subsidiaries, loanDepot GMSR Master Trust (“GMSR Trust”) in August 2017 to finance Ginnie Mae mortgage servicing rights (the “GNMA MSRs”) owned by the Company (the “GNMA MSR Facility”) pursuant to the terms of a base indenture (the “GNMA MSR Indenture”). The Company pledged participation certificates representing beneficial interests in GNMA MSRs to the GMSR Trust. The Company is party to an acknowledgment agreement with Ginnie Mae whereby we may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors variable funding notes or one or more series of term notes, in each case secured by the participation certificates relating to the GNMA MSRs held by the GMSR Trust. In August 2017, the Company, through the GMSR Trust, issued a variable funding note (the “GMSR VFN”) in the initial amount of $65.0 million. The maximum amount of the GMSR VFN is $150.0 million. The GMSR VFN is secured by GNMA MSRs and bears interest at 30-day LIBOR plus a margin per annum. The Company amended the GMSR VFN in September 2018 to amend certain terms and extend the maturity date to September 2020. The Company amended the GMSR VFN again to extend the maturity date to October 2021. At March 31, 2021, there was $15.0 million in GMSR VFN outstanding. Under this facility, the Company is required to satisfy certain financial covenants. As of March 31, 2021, the Company was in compliance with all such covenants.

Term Notes

In November 2017, the Company, through the GMSR Trust, issued an aggregate principal amount of $110.0 million in secured term notes (the “Term Notes”). The Term Notes were secured by certain participation certificates relating to GNMA MSRs pursuant to the GNMA MSR Facility. In October 2018, the GMSR Trust was amended and restated for the purpose of issuing the Series 2018-GT1 Term Notes. The Term Notes accrue interest at 30-day LIBOR plus a margin per annum and mature in October 2023 or, if extended pursuant to the terms of the related indenture supplement, October 2025 (unless earlier redeemed in accordance with their terms). The Company issued $200.0 million in Term Notes and used the proceeds to pay off $110.0 million in outstanding GMSR Term Notes. At March 31, 2021, there was $198.8 million in Term Notes outstanding, net of $1.2 million in deferred financing costs. Under this facility, the Company is required to satisfy certain financial covenants. As of March 31, 2021, the Company was in compliance with all such covenants.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. At any time prior to November 1, 2022, we may redeem some or all of the 2025 Senior Notes at a price equal to 100% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. We may also redeem the 2025 Senior Notes at our option, in whole or in part, at any time on or after November 1, 2022 at various redemption prices. In addition, subject to certain conditions at any time prior to November 1, 2022, we may redeem up to 40% of the principal amount of the 2025 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.50% of the principal amount of the 2025 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At March 31, 2021, there was $491.7 million in 2025 Senior Notes outstanding, net of $8.3 million in deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, we may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. We may also redeem the 2028 Senior Notes at our option, in whole or in part, at any time on or after April 1, 2024 at various redemption prices. In addition, subject to certain conditions at any time prior to April 1, 2024, we may redeem up to 40% of the principal amount of the 2028 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the 2028 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At March 31, 2021, there was $590.9 million in 2028 Senior Notes outstanding, net of $9.1 million in deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on 30-day LIBOR plus a margin ranging from 2.90% - 4.75%.

NOTE 11 – INCOME TAXES

The components of the provision for income taxes are summarized below.

	Three Months Ended March 31,
	2021	2020
Total income before income taxes and non-controlling interest	$446,130	$88,996
Provision for income taxes	18,277	—
Effective tax provision rate	4.1%	—%

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Prior to the IPO, income taxes for LD Holdings at the consolidated level were primarily federal, state, and local taxes for ACT, a C Corporation. As part of the completion of the IPO, the Company became a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of LD Holdings.

As of March 31, 2021, the Company had a deferred tax asset before any valuation allowance of $48 thousand and a deferred tax liability of $203.9 million. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of March 31, 2021 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under the TRA as a result of the offering transaction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at March 31, 2021 and December 31, 2020 using the combined federal and state rate (less federal benefit) of 26%. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2021, the Company did not have a valuation allowance on any deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $8.6 million as of March 31, 2021, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction, refer to Note 16- Commitments and Contingencies, for further information on the TRA.

NOTE 12 – RELATED PARTY TRANSACTIONS

In conjunction with its joint ventures, the Company entered into agreements to provide services to the joint ventures for which it receives and pays fees. Services for which the Company earns fees comprise loan processing and administrative services (legal, accounting, human resources, data processing and management information, assignment processing, post-closing, underwriting, facilities management, quality control, management consulting, risk management, promotions, public relations, advertising and compliance with credit agreements). The Company also originates eligible mortgage loans referred to it by the joint ventures for which the Company pays the joint ventures a broker fee.

Fees earned, costs incurred, and amounts payable to or receivable from joint ventures were as follows:

	Three Months Ended March 31,
	2021	2020
Loan processing and administrative services fee income	$3,353	$2,609
Loan origination broker fees expense	18,450	13,946

	March 31, 2021	December 31, 2020
Amounts (payable) receivable from joint ventures	$(3,909)	$2,196

The Company paid management fees of $0.2 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively, and $0.2 million and $0.3 million to a Unitholder of the Company during the three months ended March 31, 2021 and 2020, respectively. The Company employed certain employees that provided services to a Unitholder whose salaries totaled $0.1 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively.

NOTE 13 – EQUITY

As a result of the IPO and reorganization discussed in Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies, the financial statements for the periods prior to the IPO were adjusted to combine the previously separate entities for presentation.

Prior to the IPO, the Company completed a reorganization by which it changed its equity structure to create a single class of LLC Units in LD Holdings. Prior to that transaction, the capital structure consisted of different classes of membership interests held by Continuing LLC Members. The LLC Units were then exchanged on a one-for-one basis for Holdco Units and Class C common stock. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members.

The noncontrolling interest was $1.2 billion and $1.7 billion as of March 31, 2021 and December 31, 2020, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The following table summarizes the ownership of LD Holdings as of March 31, 2021.

Holding Member Interests:	Holdco Units	Ownership Percentage
loanDepot, Inc.	126,337,387	41.28%
Continuing LLC Members	179,746,190	58.72%
Total	306,083,577	100.00%

NOTE 14 – STOCK-BASED COMPENSATION

The stock-based compensation expense recognized on all share-based awards was $59.8 million for the three months ended March 31, 2021. Forfeitures during the three months ended March 31, 2020 resulted in a $0.1 million reversal of stock-based compensation expense. As of March 31, 2021, there was $27.0 million of unrecognized compensation related to all unvested awards.

LDI Awards

Effective upon the completion of the IPO, the Company adopted the 2021 Plan. The 2021 Plan allows for the grant of stock options, restricted stock, RSUs, and stock appreciation rights. The Company reserved a total of 16,250,000 shares of common stock for issuance pursuant to the 2021 Plan, which amount shall be increased on the first day of each fiscal year during the term of the 2021 Plan commencing with the 2022 fiscal year by (1) 2% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (ii) a lesser amount determined by the Company's board of directors. There are currently only RSUs granted under the 2021 Plan. The following is a summary of RSU activity for the three months ended March 31, 2021.

	Three Months Ended March 31,
	2021
	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	—	$—
Granted	2,925,000	26.45
Vested	(2,215,687)	26.45
Unvested - end of period	709,313	26.45

Total compensation expense for the LDI awards was $59.1 million for the three months ended March 31, 2021. Unrecognized compensation expense related to these RSUs was $18.3 million and is expected to be recognized over a weighted average period of 4.8 years.

Holdco Units

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

As part of the IPO and reorganization discussed in Note 1- Description of Business, Presentation, and Summary of Significant Accounting Policies, any outstanding units were equitably adjusted and replaced with a single new class of LLC Units that were exchanged on a one-for-one basis for Class A Holdco Units. No further awards will be granted under the Plans as both the Plans and LLC Agreement were terminated.

The following table presents a summary of the changes in awards subsequent to the conversion into Class A Holdco Units for the three months ended March 31, 2021:

	Three Months Ended March 31,
	2021
	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	19,632,883	$0.500
Vested	(709,961)	0.500
Unvested - end of period	18,922,922	0.490

The following table presents a summary of the changes in Class Z, Class Y, Class X, Class W and Class V Common Units for the three months ended March 31, 2020 and for the period January 1, 2021 through February 10, 2021, prior to the conversion to Class A Holdco Units described above.

	January 1, 2021 through February 10, 2021		Three Months Ended March 31,
			2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	610,497,758	$0.016	100,679,480	$0.006
Vested	(12,656,379)	0.016	(1,129,648)	0.006
Forfeited/Cancelled	(3,552,286)	0.016	(10,008,240)	0.013
Unvested - end of period	594,289,093	0.016	89,541,592	0.005

Total compensation expense associated with the Holdings Units was $0.8 million for the three months ended March 31, 2021. Forfeitures during the three months ended March 31, 2020 resulted in a reversal of stock compensation expense of $0.1 million.

At March 31, 2021 and December 31, 2020, the total unrecognized compensation cost related to unvested unit grants was $8.7 million and $9.5 million, respectively. This cost is expected to be recognized over the next 3.9 years.

NOTE 15 – Earnings per Share

Basic earnings per share of Class A common stock and Class D common stock is computed by dividing net income attributable to loanDepot, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding during the period. Diluted earnings per share of Class A common stock and Class D common stock is computed by dividing net income attributable to loanDepot, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock respectively, outstanding adjusted to give effect to potentially dilutive securities.
Earnings per share information has not been presented for the three months ended March 31, 2020. The basic and diluted earnings per share period for the three months ended March 31, 2021 represents only the period from February 11, 2021 to March 31, 2021, which represents the period wherein the Company had outstanding Class A common stock and Class D common stock. There was no Class B common stock outstanding as of March 31, 2021.

The following table sets forth the calculation of basic and diluted earnings per share for the periods following the reorganization and IPO for Class A common stock and Class D common stock:

	Three Months Ended
	March 31, 2021
	Class A	Class D	Total
Net income attributable to loanDepot, Inc.	$2,108	$42,767	$44,875
Net income allocated to common stockholders - basic	2,108	42,767	44,875

Weighted average shares - basic	5,907,740	119,865,057	125,772,797

Earnings per share - basic	$0.36	$0.36	$0.36

Diluted earnings per share:
Net income allocated to common stockholders - diluted	$2,108	$42,767	$44,875

Weighted average diluted common shares outstanding	5,907,740	119,865,057	125,772,797

Earnings per share - diluted	$0.36	$0.36	$0.36

For the period from February 11, 2021 to March 31, 2021, 198,537,418 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted earnings per share.

For the period from February 11, 2021 to March 31, 2021, 636,934 of RSUs were determined to be anti-dilutive, and thus excluded from the computation of diluted earnings per share.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LD Escrow and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. In the fourth quarter of 2019, LD Escrow transitioned its operations to LDSS. The balances held for the Company’s customers totaled $350.2 million and $377.3 million at March 31, 2021 and December 31, 2020, respectively.

Legal Proceedings

The Company is a defendant in or a party to a number of legal actions and proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. These matters include actions alleging improper lending practices, improper servicing, quiet title actions, improper foreclosure practices, violations of consumer protection laws, etc. and on account of consumer bankruptcies. In many of these actions, the Company may not be the real party of interest (because the Company is not the servicer of the loan or the holder of the note) but it may appear in the pleadings because it is in the chain of title to property over which there may be a dispute. Such matters are turned over to the servicer of the loan for those loans the Company does not service. In other cases, such as lien avoidance cases brought in bankruptcy, the Company is insured by title insurance, and the case is turned over to the title insurer who tenders our defense. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing, and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal and regulatory proceedings utilizing the latest information available. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. Where available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of the loss, an accrued liability is established. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued.

The Company currently is defending two putative Telephone Consumer Protection Act (“TCPA”) class actions. The Company denies the allegations in these cases and is vigorously defending both matters. In one matter, one of three claims is now defunct because of a recent Supreme Court ruling addressing the same issue pled in this matter. The Company intends to file dispositive motions to dismiss the remaining claims, which, if granted, would result in a finding of no liability and dismissal of the action. The Company is also engaged in discussions to settle the remaining claims on an individual basis. In the second matter, the Company intends to file a motion to defeat class certification and also is engaged in settlement negotiations. Given the lawsuits are at the early stages and not yet at the class certification stage, the Company is unable to estimate a range of possible loss with any degree of reasonable certainty.

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The Company’s investigation of the claims is ongoing. The parties have agreed to participate in pre-litigation mediation, which the Company anticipates will take place in late-May 2021. While the Company’s management does not believe these allegations have merit, should the executive file a formal lawsuit against the Company, it could result in substantial costs and a diversion of management’s attention and resources.

The ultimate outcome of the other legal proceedings is uncertain, and the amount of any future potential loss is not considered probable or estimable. The Company will incur defense costs and other expenses in connection with these legal proceedings. If the final resolution of any legal proceedings is unfavorable, it could have a material adverse effect on the Company’s business and financial condition.

Based on the Company’s current understanding of these pending legal actions and proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, unfavorable resolutions could affect the consolidated financial position, results of operations or cash flows for the years in which they are resolved.

Compliance Matters

During the fourth quarter of 2019, an increase in mortgage originations resulted in an increase in title orders and loan settlements, creating personnel and operational pressures within the Company. The Company increased staffing, adjusted schedules, and enhanced processes, but still experienced constraints in order to meet settlement timelines. Specifically, there was an increase in the number of days between receipt of funds from the originating lender and disbursement of those funds to pay off those loan transactions. In 2019, the Company initiated a review to refund consumers for any overage in per diem charges due to delays based on loan program and state property requirements. The Company established an accrual of $4.8 million as of December 31, 2019 for its estimate of the remaining refunds. As of January 2021, the Company had completed its review and processed refunds that totaled $4.2 million of which $3.9 million were completed throughout 2020 and the remaining $0.3 million in January 2021. As a result of this event and in order to prevent recurrence, the Company has decreased the number of states in which they accept orders in order to manage pipelines and routinely review key performance indicators along with pipeline estimates from their customers.

Regulatory Requirements

The Company is subject to various capital requirements by the U.S. Department of Housing and Urban Development (“HUD”); lenders of the warehouse lines of credit; and secondary markets investors. Failure to maintain minimum capital requirements could result in the inability to participate in HUD-assisted mortgage insurance programs, to borrow funds from warehouse line lenders or to sell or service mortgage loans. As of March 31, 2021, the Company was in compliance with its selling and servicing capital requirements.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of March 31, 2021 and December 31, 2020 approximated $24.5 billion and $31.5 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 7- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The Company’s loan repurchase reserve for sold loans is reflected in accounts payable and accrued expenses. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties and other provisions for the three months ended March 31, 2021 and 2020.

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$33,591	$17,677
Provision for loan losses	800	9,730
Payments, realized losses and other	(4,339)	(1,678)
Balance at end of period	$30,052	$25,729

TRA Liability

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $8.6 million as of March 31, 2021, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc.

NOTE 17 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

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

•Fannie Mae and Freddie Mac. The eligibility requirements for seller/servicers include tangible net worth of $2.5 million plus 0.25% of the Company’s total single-family servicing portfolio, excluding loans subserviced for others and a liquidity requirement equal to 0.35% of the aggregate UPB serviced for the agencies plus 2.0% of total nonperforming agency servicing UPB in excess of 6%.
•HUD. The eligibility requirements include a minimum adjusted net worth of $1,000,000 plus 1% of the total volume in excess of $25,000,000 of FHA Single Family Mortgages originated, underwritten, serviced, and/or purchased during the prior fiscal year, up to a maximum required adjusted net worth of $2,500,000.
•Fannie Mae, Freddie Mac and Ginnie Mae. The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

To the extent that these requirements are not met, the Company may be subject to a variety of regulatory actions which could have a material adverse impact on our results of operations and financial condition. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $103.8 million as of March 31, 2021. As of March 31, 2021, the Company was in compliance with the net worth, liquidity and other financial requirements of its selling and servicing requirements.

NOTE 18 – SUBSEQUENT EVENTS

Special Dividend

On April 21, 2021, the Company declared a special cash dividend on its Class A common stock and Class D common stock. LD Holdings declared a simultaneous special cash dividend on its units. The aggregate amount of the special dividend to be paid by the Company and distribution to be made by LD Holdings is $200.0 million, or $0.612 per share or $0.615 per unit, as applicable (the “Special Dividend”). The Special Dividend will be paid on May 18, 2021 to the Company’s stockholders and LD Holdings’ members of record as of the close of business on May 3, 2021.

Mello Warehouse Securitization Trust 2021-2

On April 23, 2021, Mello Warehouse Securitization Trust 2021-2 (the “Trust”) and LDLLC as servicer, both subsidiaries of the Company, entered into an indenture (the “Indenture”) with U.S. Bank National Association, as indenture trustee, note calculation agent, standby servicer and initial securities intermediary. Pursuant to the Indenture, the Trust issued $500.0 million of notes (the “MWST Notes”). The MWST Notes are backed by a revolving warehouse line of credit, secured by newly originated, first-lien, fixed rate or adjustable rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae or Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans and other eligibility criteria set forth in the Master Repurchase Agreement, dated as of April 23, 2021 between LDLLC as seller and the Trust, as buyer (the “MRA”). LDLLC's obligations under the MRA are guaranteed by the Issuer under a separate guaranty in favor of the Trust, dated as of April 23, 2021 (the “Guaranty”). Each class of MWST Notes bears interest at 30-day LIBOR plus the applicable margin as defined in the Indenture. The MWST Notes will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) loanDepot.com, LLC exercising its right to optional prepayment in full or (iii) an event of default which results in the acceleration of the obligations under the Indenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part I. Item 1 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part II. “Item 1A. Risk Factors” and elsewhere in this Form 10-Q and Part I, Item 1A "Risk Factors" in our 2020 Form 10-K.
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

The Company's common stock began trading on The New York Stock Exchange on February 11, 2021 under the ticker symbol "LDI." This initial public offering consisted of 3,850,000 shares of Class A common stock, $0.001 par value per share, at an offering price of $14.00 per share, pursuant to a Registration Statement on Form S-1.

A summary of our critical accounting policies and estimates is included in Critical Accounting Policies and Estimates.
Key Factors Influencing Our Results of Operations
Market and Economic Environment
According to the Federal Reserve, residential mortgages represent the largest segment of the broader United States consumer finance market. In 2020, annual one-to-four family residential mortgage origination volume reached $3.8 trillion, with an average volume of $2.3 trillion over the last five years. According to the Mortgage Bankers Association, there was approximately $11.3 trillion of residential mortgage debt outstanding in the United States as of March 31, 2021 that is forecasted to increase to $12.4 trillion by the end of 2022.
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

Impact of the COVID-19 Pandemic
The financial markets demonstrated significant volatility due to the economic impacts of COVID-19 as interest rates fell to historic lows during 2020 which resulted in increased mortgage refinance originations and favorable margins during 2020. Our efficient and scalable platform has enabled us to respond quickly to the increased market demand. We have highlighted below the key steps we have undertaken since the onset of the pandemic to position our platform for continued success:
•Maintained higher liquidity levels from an increase in cash from retained earnings.
•Increased our total loan funding capacity with our current lending partners.
•Stepped up protocols related to verification of key metrics such as employment and income to ensure the highest quality underwriting standards are maintained.
•Transitioned our workforce to working remotely as of March 19, 2020.
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of March 31, 2021, approximately 1.4%, or $1.9 billion UPB, of our servicing portfolio was in active forbearance. While these advance requirements may be significant at higher levels of forbearance, we believe we are very well-positioned in terms of our liquidity. We will continue evaluating the capital markets as well, which would further supplement our liquidity should the need arise.
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

Key Performance Indicators
We manage and assess the performance of our business by evaluating a variety of metrics. Selected key performance metrics include loan originations and sales and servicing metrics.
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
Gain on sale margin represents the sum of gain on sale and origination of loans, net and origination income, net, divided by total loan originations for the period.
Pull through weighted gain on sale margin represents the total of (i) gain on origination and sale of loans, net, and (ii) origination income, net, divided by the pull through weighted rate lock volume. Pull through weighted rate lock volume is the unpaid principal balance of loans subject to interest rate lock commitments, net of a pull-through factor for the loan funding probability.

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

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Financial statement data
Total revenue	$1,316,008	$486,121
Total expenses	869,878	397,125
Net income	427,853	88,996

Earnings per share of Class A and Class D common stock:
Basic	$0.36	N/A
Diluted	$0.36	N/A

Non-GAAP financial measures(1)
Adjusted total revenue	$1,241,256	$500,240
Adjusted net income	319,391	78,599
Adjusted EBITDA	457,913	126,184
Adjusted Diluted EPS	0.98	N/A

Loan origination and sales
Loan originations by channel:
Retail	$33,427,789	$11,677,343
Partner	8,051,362	3,498,244
Total	$41,479,151	$15,175,587

Loan originations by purpose:
Purchase	$7,916,512	$4,393,856
Refinance	33,562,639	10,781,731
Total	$41,479,151	$15,175,587
Loan originations (units)	111,400	50,459

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Licensed loan officers:
Retail	2,568	2,127
Partner	239	201
Total	2,807	2,328

Loans sold:
Servicing retained	$37,435,791	$8,831,907
Servicing released	2,492,886	6,439,801
Total	$39,928,677	$15,271,708
Loans sold (units)	108,687	50,589

Gain on sale margin	2.71%	3.50%
Gain on sale margin - retail	3.25	3.67
Gain on sale margin - partner	1.85	1.42
Pull through weighted gain on sale margin	3.35	2.99

IRLCs	$45,762,661	$27,037,271
IRLCs (units)	131,551	87,757

Servicing metrics
Total servicing portfolio (unpaid principal balance)	$129,709,892	$42,445,155
Total servicing portfolio (units)	414,540	168,320
60+ days delinquent ($)	$2,125,573	$425,407
60+ days delinquent (%)	1.64%	1.00%
Servicing rights at fair value, net(2)	$1,766,088	$431,864
Weighted average servicing fee	0.30%	0.34%
Multiple(3)	4.7	3.9
(1)Refer to the section titled “Non-GAAP Financial Measures” for a discussion and reconciliation of our Non-GAAP financial measures.
(2)Amount represents the fair value of servicing rights, net of servicing liabilities, which are included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet.
(3)Amounts represent the fair value of servicing rights, net, divided by the weighted average annualized servicing fee.

Results of Operations
Description of Components of Results of Operations
Our primary sources of revenue include gain on the origination and sale of loans, loan origination income, and servicing fee income. Changes in the fair value of our LHFS, servicing rights, and derivatives also impact our revenues. Other income reflects the pro rata share of net earnings from our joint ventures and fee income from title, escrow, and settlement services performed by our consolidated subsidiary, LDSS. Net interest income is interest income earned on our LHFS, net of interest expense on amounts borrowed under warehouse lines to finance such loans until sold.
Our primary expenses include those for personnel, marketing and advertising, direct origination, subservicing fees paid to subservicers of our MSR portfolio, and other general and administrative expenses such as professional fees, data processing, and communication expenses.
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,		Change $	Change %
(Dollars in thousands)	2021	2020
	(Unaudited)
REVENUES:
Net interest income (expense)	$1,233	$2,360	$(1,127)	(47.8)%
Gain on origination and sale of loans, net	1,020,646	492,485	528,161	107.2
Origination income, net	101,599	38,613	62,986	163.1
Servicing income	82,568	36,563	46,005	125.8
Change in fair value of servicing rights, net	69,294	(100,287)	169,581	(169.1)
Other income	40,668	16,387	24,281	148.2
Total net revenues	1,316,008	486,121	829,887	170.7
EXPENSES:
Personnel expense	603,735	240,199	363,536	151.3
Marketing and advertising expense	109,626	57,312	52,314	91.3
Direct origination expense	46,976	26,503	20,473	77.2
General and administrative expense	51,317	29,630	21,687	73.2
Occupancy expense	9,988	9,892	96	1.0
Depreciation and amortization	8,454	9,372	(918)	(9.8)
Subservicing expense	26,611	13,247	13,364	100.9
Other interest expense	13,171	10,970	2,201	20.1
Total expenses	869,878	397,125	472,753	119.0
Income before income taxes	446,130	88,996	357,134	401.3
Provision for income taxes	18,277	—	18,277	n/m
Net income	427,853	88,996	338,857	380.8
Net income attributable to noncontrolling interests	382,978	88,996	293,982	330.3
Net income attributable to loanDepot, Inc.	$44,875	$—	$44,875	n/m

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net income was $427.9 million for the three months ended March 31, 2021, an increase of $338.9 million, compared to a net income of $89.0 million for the three months ended March 31, 2020. Total originations were $41.5 billion for the three months ended March 31, 2021, as compared to $15.2 billion for the three months ended March 31, 2020, representing an increase of $26.3 billion or 173.3%. Of the total originations for the three months ended March 31, 2021, our Retail and Partner Channels originated $33.4 billion and $8.1 billion, respectively, as compared to $11.7 billion and $3.5 billion, respectively, for the three months ended March 31, 2020. We generated additional revenue and net income growth related to increased IRLCs and mortgage loan originations across all business channels. Our operating results were positively influenced by an attractive mortgage loan origination market during the three months ended March 31, 2021 during which interest rates remained low as a result of the COVID-19 global pandemic. The low interest rate environment resulted in an increase in IRLCs and mortgage loan origination volumes from the comparable 2020 period.
Revenues

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was $1.0 billion for the three months ended March 31, 2021, as compared to $492.5 million for the three months ended March 31, 2020, representing an increase of $528.2 million or 107.2%. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Premium from loan sales	$470,572	$376,829
Servicing rights	529,544	114,118
Unrealized (losses) gains from derivative assets and liabilities - IRLCs	(400,268)	186,528
Unrealized gains (losses) from Hedging Instruments	609,654	(156,547)
Realized gains (losses) from Hedging Instruments	715,297	(210,908)
Discount points, rebates and lender paid costs	(114,855)	(18,871)
Mark to market (loss) gain on loans held for sale	(178,844)	54,519
Provision for loan loss obligation for loans sold	(800)	(9,730)
	$1,020,646	$492,485

Changes in the components of gain on origination and sale of loans, net, during the three months ended March 31, 2021 and 2020 were comprised of the following:
•     $470.6 million in net premiums realized upon the sale of loans to investors for the three months ended March 31, 2021, as compared to $376.8 million for the three months ended March 31, 2020, representing an increase of $93.7 million or 24.9%. The increase in net premiums realized upon the sale of loans to investors was a result of the increased origination and sale volume between periods;
•    $529.5 million in retained servicing rights from loans sold to investors on a servicing-retained basis for the three months ended March 31, 2021, as compared to $114.1 million for the three months ended March 31, 2020, representing an increase of $415.4 million or 364.0%, which was driven by an increase in volume of loans sold on a servicing-retained basis to $37.4 billion during the three months ended March 31, 2021, as compared to $8.8 billion for the three months ended March 31, 2020 and increases in estimated servicing multiples and servicing fees between periods;
•    $400.3 million of unrealized losses from IRLCs for the three months ended March 31, 2021, as compared to $186.5 million of unrealized gains for the three months ended March 31, 2020, representing a decrease of $586.8 million or 314.6%. The decrease was primarily due to rising interest rates that reduced the value of IRLCs as well as increased funding volume during the three months ended March 31, 2021, as compared to a decline in interest rates that increased the value of IRLCs during the three months ended March 31, 2020;

•     $1.3 billion of realized and unrealized gains from Hedging Instruments for the three months ended March 31, 2021, as compared to $367.5 million of realized and unrealized losses for the three months ended March 31, 2020. The increase in realized and unrealized gains was primarily due to the increases in interest rates during the first quarter of 2021 that resulted in an increase in the value of our Hedging Instruments along with increased notional amounts for Hedging Instruments from increased origination volumes during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020;
•    $114.9 million of rebates paid to borrowers and lender paid costs, net of discount points collected from borrowers for the origination of loans for the three months ended March 31, 2021, as compared to $18.9 million for the three months ended March 31, 2020, representing an increase of $96.0 million or 508.6%. The increase is related to the increase in origination volumes between periods;
•    $178.8 million of fair value losses on LHFS for the three months ended March 31, 2021, as compared to $54.5 million of fair value gains for the three months ended March 31, 2020. The increase is primarily attributable to increasing interest rates for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 coupled with a higher average balance of LHFS during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020; and
•    $0.8 million of provision for loan loss obligations recorded for loans sold during the three months ended March 31, 2021, as compared to $9.7 million for the three months ended March 31, 2020, representing a decrease of $8.9 million or 91.8%. The provision for loan loss obligations for the three months ended March 31, 2021 reflects an $8.0 million reversal due to a decrease in repurchase requests and a decrease in severity of losses for repurchased loans. The provision for loan loss obligations for the three months ended March 31, 2020 reflects an addition of $5.0 million for the COVID pandemic and decreased pricing on repurchased loans.
Origination Income, Net. Origination income, net, was $101.6 million for the three months ended March 31, 2021, as compared to $38.6 million for the three months ended March 31, 2020, representing an increase of $63.0 million or 163.1%. The increase in origination income, net, between periods was primarily the result of an increase in loan origination and other loan fees attributable to the growth in loan origination volumes.
Servicing Fee Income. Servicing fee income was $82.6 million for the three months ended March 31, 2021, as compared to $36.6 million for the three months ended March 31, 2020, representing an increase of $46.0 million or 125.8%. The increase in servicing fee income between periods was the result of an increase of $73.1 billion in the average UPB of our servicing portfolio due to an increase in servicing-retained loan sales. Our average servicing portfolio increased to $112.3 billion for the three months ended March 31, 2021, as compared to $39.2 billion for the three months ended March 31, 2020.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net was a gain of $69.3 million for the three months ended March 31, 2021, as compared to a loss of $100.3 million for the three months ended March 31, 2020, representing an increase of $169.6 million or 169.1%. The change in fair value of servicing rights, net was the result of the increase in size of our servicing portfolio which contributed to:
•     $187.5 million in unrealized fair value gains, net of hedging losses, on servicing rights for the three months ended March 31, 2021, as compared to losses of $67.1 million, net of hedging gains for the three months ended March 31, 2020, primarily due to a decrease in prepayment speed assumptions resulting from increased interest rates during the three months ended March 31, 2021 compared to the declining rate environment for the three months ended March 31, 2020;
•     $118.1 million in realized losses resulting from fallout and decay of the portfolio during the three months ended March 31, 2021 compared to $33.0 million for the three months ended March 31, 2020; and
•     $0.1 million in realized losses on sales of servicing rights associated with the sale of $6.7 million in UPB during the three months ended March 31, 2021, as compared to a $0.1 million loss associated with the sale of $19.5 million in UPB during the three months ended March 31, 2020.
Other Income. Other income was $40.7 million for the three months ended March 31, 2021, as compared to $16.4 million for the three months ended March 31, 2020, representing an increase of $24.3 million or 148.2%. The increase between periods was primarily the result of an increase of $24.2 million in escrow and title fee income due to increased mortgage loan settlement services.
Expenses
Personnel Expense. Personnel expense was $603.7 million for the three months ended March 31, 2021, as compared to $240.2 million for the three months ended March 31, 2020, representing an increase of $363.5 million or 151.3%. The increase between periods was primarily the result of an increase of $174.9 million in commissions due to the increases in loan origination volumes, coupled with increases in salaries and benefits expense due to the increase in headcount associated with the growth of our lending operation to support the increased loan origination volumes. As of March 31, 2021, we had 11,037 employees, as compared to 6,932 employees as of March 31, 2020, representing a 59.2% year-over-year increase.
Marketing and Advertising Expense. Marketing and advertising expense was $109.6 million for the three months ended March 31, 2021, as compared to $57.3 million for the three months ended March 31, 2020, representing an increase of $52.3 million or 91.3%. The increase between periods was primarily the result of additional acquired leads, national television campaigns, and partnerships with Major League Baseball (MLB) and the Miami Marlins to increase brand awareness. During the three months ended March 31, 2021, loanDepot was named the presenting sponsor of the American and National League Championship Series and named the Official Mortgage Provider of both MLB and the Miami Marlins. The Company also secured exclusive naming rights for loanDepot park, the home of the Miami Marlins and world-class special events.
Direct Origination Expense. Direct origination expense was $47.0 million for the three months ended March 31, 2021, as compared to $26.5 million for the three months ended March 31, 2020, representing an increase of $20.5 million or 77.2%. The increase between periods was directly attributable to increased costs for underwriting, credit reports, appraisals, loan documents and other loan origination costs associated with increased loan origination volumes during the period.
General and Administrative Expense. General and administrative expense was $51.3 million for the three months ended March 31, 2021, as compared to $29.6 million for the three months ended March 31, 2020, representing an increase of $21.7 million or 73.2%. The increase between periods was primarily the result of a $9.2 million increase in professional services and consulting, a $4.8 million increase from IPO related expenses, and a $5.0 million increase in office and equipment expense related to data, communication, and software subscriptions associated with increases in personnel.
Subservicing Expense. Subservicing expense was $26.6 million for the three months ended March 31, 2021, as compared to $13.2 million for the three months ended March 31, 2020, representing an increase of $13.4 million or 100.9%. The increase between periods was the result of the $73.1 billion increase in our average servicing portfolio to $112.3 billion for the three months ended March 31, 2021, as compared to $39.2 billion for the three months ended March 31, 2020.
Other Interest Expense. Other interest expense was $13.2 million for the three months ended March 31, 2021, as compared to $11.0 million for the three months ended March 31, 2020, representing an increase of $2.2 million or 20.1%. The increase between periods was the result of $363.2 million or 66.0% increase in average outstanding debt obligations, from a $1.1 billion increase in Senior Notes, partially offset by a $120.4 million decrease in Secured Credit Facilities, a $250.0 million decrease from repayment of our Unsecured Term Loan, and a $75.0 million decrease from repayment of our Convertible Debt. The increase in average outstanding debt obligations were partially offset by decreases in 30-day LIBOR between periods.
Provision for Income Taxes. Provision for income taxes was $18.3 million for the three months ended March 31, 2021, as compared to no provision for the three months ended March 31, 2020. Prior to the IPO, income taxes for LD Holdings at the consolidated level were primarily federal, state, and local taxes for ACT, a C Corporation. As part of the completion of the IPO, the Company became a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of LD Holdings.

 Financial Condition
March 31, 2021 Compared to December 31, 2020
The following table sets forth our consolidated balance sheet as of the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$630,457	$284,224	$346,233	121.8%
Restricted cash	121,389	204,465	(83,076)	(40.6)
Accounts receivable, net	84,047	138,122	(54,075)	(39.2)
Loans held for sale, at fair value	8,787,756	6,955,424	1,832,332	26.3
Derivative assets, at fair value	760,519	647,939	112,580	17.4
Servicing rights, at fair value	1,772,099	1,127,866	644,233	57.1
Property and equipment, net	91,007	85,002	6,005	7.1
Operating lease right-of-use asset	63,207	66,433	(3,226)	(4.9)
Prepaid expenses and other assets	84,804	77,241	7,563	9.8
Loans eligible for repurchase	842,970	1,246,158	(403,188)	(32.4)
Investments in joint ventures	17,332	17,528	(196)	(1.1)
Goodwill and intangible assets, net	42,698	42,826	(128)	(0.3)
Total assets	$13,298,285	$10,893,228	$2,405,057	22.1

LIABILITIES & EQUITY
Warehouse and other lines of credit	$8,309,450	$6,577,429	$1,732,021	26.3
Accounts payable, accrued expenses and other liabilities	890,826	446,370	444,456	99.6
Derivative liabilities, at fair value	95,188	168,169	(72,981)	(43.4)
Operating lease liability	80,804	86,023	(403,188)	(32.4)
Liability for loans eligible for repurchase	842,970	1,246,158	(5,219)	(6.1)
Debt obligations, net	1,305,089	712,466	592,623	83.2
Total liabilities	11,524,327	9,236,615	2,287,712	24.8
Equity	1,773,958	1,656,613	117,345	7.1
Total liabilities and equity	$13,298,285	$10,893,228	$2,405,057	22.1
Assets
Cash and Cash Equivalents. Cash and cash equivalents were $630.5 million as of March 31, 2021, as compared to $284.2 million as of December 31, 2020, representing an increase of $346.2 million or 121.8%. The increase between periods was primarily the result of net income generated in the three months ended March 31, 2021 from increased loan origination and sale volumes, net proceeds from warehouse borrowing and other lines of credit and debt obligations, partially offset by dividends, and distributions.
Restricted Cash. Restricted cash was $121.4 million as of March 31, 2021, as compared to $204.5 million as of December 31, 2020 representing a decrease of $83.1 million or 40.6%. The decrease between periods was primarily the result of decreases in restricted cash pledged as collateral for our warehouse lines.

Accounts Receivable, Net. Accounts receivable, net, was $84.0 million as of March 31, 2021, as compared to $138.1 million as of December 31, 2020, representing a decrease of $54.1 million or 39.2%. The decrease between periods was primarily due to a decrease in margin call receivable.

Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, were $8.8 billion as of March 31, 2021, as compared to $7.0 billion as of December 31, 2020, representing an increase of $1.8 billion or 26.3%. The increase during the three months ended March 31, 2021 was primarily the result of originations of loans totaling $41.5 billion, offset by $39.9 billion in sales.
Derivative Assets, at Fair Value. Derivative assets, at fair value, were $760.5 million as of March 31, 2021, as compared to $647.9 million as of December 31, 2020, representing an increase of $112.6 million or 17.4%. The increase between periods was primarily the result of a $441.7 million increase in Hedging Instruments entered into as a result of increased loan commitments associated with the growth in our lending operation and increased interest rates during the first quarter of 2021, partially offset by a $335.6 million decrease in IRLCs. At March 31, 2021, derivative assets included IRLCs with fair values and notional amounts of $311.8 million and $18.5 billion, respectively, compared to $647.3 million and $31.4 billion, respectively, at December 31, 2020.
Servicing Rights, at Fair Value. Servicing rights, at fair value, were $1.8 billion as of March 31, 2021, as compared to $1.1 billion as of December 31, 2020, representing an increase of $644.2 million or 57.1%. The increase between periods was primarily the result of $529.5 million in capitalized servicing rights from the sale of loans on a servicing retained basis, a $231.0 million increase in estimated fair value due to a decrease in prepayment speed assumptions resulting from increased interest rates during the first quarter of 2021 compared to the fourth quarter of 2020, partially offset by a $0.7 million decrease in servicing rights from the sale of $6.7 million in UPB of servicing rights, and a $118.1 million decrease due to principal amortization and prepayments during the three months ended March 31, 2021.
Loans Eligible for Repurchase. Loans eligible for repurchase were $0.8 billion as of March 31, 2021, as compared to $1.2 billion as of December 31, 2020, representing a decrease of $403.2 million or 32.4%. The decrease between periods was due to repurchases of Ginnie Mae serviced loans that were 90 days or more delinquent that totaled $472.5 million.

Liabilities and Equity
Warehouse and Other Lines of Credit. Warehouse and other lines of credit were $8.3 billion as of March 31, 2021, as compared to $6.6 billion as of December 31, 2020, representing an increase of $1.7 billion or 26.3%. The increase between periods was primarily the result of loan originations outpacing sales by $1.6 billion during the three months ended March 31, 2021. For the three months ended March 31, 2021, we originated and sold $41.5 billion and $39.9 billion, respectively, in loans. Our borrowing capacity under our Warehouse Lines increased to $10.3 billion at March 31, 2021 from $8.1 billion at December 31, 2020.
Accounts Payable, Accrued Expenses and Other Liabilities. Accounts payable, accrued expenses and other liabilities were $890.8 million as of March 31, 2021, as compared to $446.4 million as of December 31, 2020, representing an increase of $444.5 million or 99.6%. The increase between periods was primarily the result of a $203.9 million deferred tax liability related to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings as a result of the IPO and a $285.1 million increase in margin call payable.
Derivative Liabilities, at Fair Value. Derivative liabilities, at fair value, were $95.2 million as of March 31, 2021, as compared to $168.2 million as of December 31, 2020, representing a decrease of $73.0 million or 43.4%. The decrease reflects a decline in forward commitment liabilities due to the rising rate environment during the first quarter of 2021, partially offset by increases in interest rate lock liabilities and option future liabilities. At March 31, 2021, the notional value and fair value of forward loan sale commitments was $1.5 million and $2 thousand, compared to $54.4 billion and $163.6 million at December 31, 2020.
Liability for Loans Eligible for Repurchase. Liability for loans eligible for repurchase was $0.8 billion as of March 31, 2021, as compared to $1.2 billion as of December 31, 2020, representing a decrease of $403.2 million or 32.4%. The decrease between periods was due to repurchases of Ginnie Mae serviced loans that were 90 days or more delinquent that totaled $472.5 million.

Debt Obligations. Debt obligations were $1.3 billion as of March 31, 2021, as compared to $712.5 million as of December 31, 2020, representing an increase of $592.6 million or 83.2%. The increase between periods was primarily due to the $600.0 million increase from issuance of the 2028 Senior Notes.
Equity. Total equity was $1.8 billion and $1.7 billion at March 31, 2021 and December 31, 2020, respectively. The $117.3 million or 7.1% increase reflects net income of $427.9 million and stock based compensation of $59.5 million, partially offset by distributions totaling $166.6 million and reductions to additional paid in capital of $203.7 million for deferred tax liabilities and other tax adjustments associated with the IPO and reorganization transaction.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments, warehouse lines and Secured Credit Facilities), fund new originations and purchases, meet servicing requirements, and make investments as we identify them. We forecast the need to have adequate liquid funds available to operate and grow our business. As of March 31, 2021, unrestricted cash and cash equivalents were $630.5 million and committed and uncommitted available capacity under our warehouse lines was $2.0 billion.
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
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of March 31, 2021, approximately 1.4%, or $1.9 billion UPB, of our servicing portfolio was in active forbearance compared to 2.4%, or $2.4 billion as of December 31, 2020. While these advance requirements may be significant at higher levels of forbearance, we believe we are very well-positioned in terms of our liquidity. In September 2020, we entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by us on behalf of Fannie Mae and Freddie Mac. We will continue evaluating the capital markets as well, which would further supplement our liquidity should the need arise.
Sources and Uses of Cash
Our primary sources of liquidity have been as follows: (i) funds obtained from our warehouse lines; (ii) proceeds from debt obligations; (iii) proceeds received from the sale and securitization of loans; (iv) proceeds from the sale of servicing rights; (v) loan fees from the origination of loans; (vi) servicing fees; (vii) title and escrow fees from settlement services; (viii) real estate referral fees; and (ix) interest income from LHFS.
Our primary uses of funds for liquidity have included the following: (i) funding mortgage loans; (ii) funding loan origination costs; (iii) payment of warehouse line haircuts required at loan origination; (iv) payment of interest expense on warehouse lines; (v) payment of interest expense under debt obligations; (vi) payment of operating expenses; (vii) repayment of warehouse lines; (viii) repayment of debt obligations; (ix) funding of servicing advances; (x) margin calls on warehouse lines or Hedging Instruments; (xi) payment of distributions and other amounts due to the holders of common units; (xii) payments of cash dividends subject to the discretion of our board of directors, (xiii) repurchases of loans under representation and warranty breaches; (xiv) earnout payments from acquisitions; and (xv) costs relating to subservicing.
We rely on the secondary mortgage market as a source of long-term capital to support our mortgage lending operations. Approximately 93% of the mortgage loans that we originated during the three months ended March 31, 2021 were sold in the secondary mortgage market to Fannie Mae or Freddie Mac or, in the case of MBS guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA. We also sell loans to many private investors.
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

Warehouse Lines and Debt Obligations
Warehouse lines are discussed in Note 9- Warehouse and Other Lines of Credit and debt obligations are discussed in Note 10- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
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
As of March 31, 2021, we had $10.3 billion of capacity under our warehouse lines, of which $3.4 billion was committed. Our $10.3 billion of capacity as of March 31, 2021 was comprised of $8.7 billion with maturities staggered throughout 2021, $600.0 million maturing in 2022, $500.0 million maturing in 2023, and $500.0 million maturing in 2024. As of March 31, 2021, we maintained warehouse lines with fourteen counterparties. Our warehouse lines typically have terms of one year and are routinely renewed annually. As of March 31, 2021, we had $8.3 billion of borrowings outstanding under these facilities and $2.0 billion of additional availability under our facilities.
When we draw on the warehouse lines, we must pledge eligible loan collateral and make a capital investment, or “haircut,” upon financing the loans, which is generally determined by the type of collateral provided and the warehouse line terms. Our warehouse line providers require a haircut based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. With the expected future increase in loan origination volumes, we will be required to use additional capital for haircuts and increase our restricted cash balances with our warehouse lenders. As of March 31, 2021, we had $69.8 million in restricted cash posted as additional collateral with our warehouse lenders and securitization facilities, as compared to $190.6 million as of December 31, 2020.
Interest on our warehouse lines varies by facility and depends on the type of loan that is being financed or the period of time that a loan is transferred to our warehouse line counterparty. As of March 31, 2021, interest expense under our warehouse lines was generally based on 30-day LIBOR plus a margin and in some cases a minimum interest rate and certain commitment and utilization fees apply. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan.
Our warehouse lines require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and net income. As of March 31, 2021, we were in compliance with all of our warehouse lending covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

Secured debt obligations as of March 31, 2021 totaled $222.5 million net of $1.9 million of deferred financing costs, as compared to $221.2 million net of $2.4 million of deferred financing costs as of December 31, 2020. Secured debt obligations as of March 31, 2021 and December 31, 2020 included our 2020-VF1 Notes, GMSR VFN, and Term Notes. The 2020-VF1 Notes are secured by loanDepot.com, LLC’s rights to reimbursement for advances made pursuant to Fannie Mae and Freddie

Mac requirements and mature in September 2021 (unless earlier redeemed in accordance with their terms). The GMSR VFN is secured by Ginnie Mae mortgage servicing rights and matures in October 2021. The Term Notes are secured by certain participation certificates relating to Ginnie Mae mortgage servicing rights pursuant to the terms of a base indenture and mature in October 2023. The 2020-VF1 Notes, GMSR VFN, and Term Notes accrue interest at 30-day LIBOR plus a margin per annum. Our secured debt obligations require us to satisfy certain financial covenants and we were in compliance with all such covenants as of March 31, 2021 and December 31, 2020.

Unsecured debt obligations as of March 31, 2021 totaled $1.1 billion net of $17.4 million of deferred financing costs, as compared to $491.3 million, net of $8.7 million of deferred financing costs as of December 31, 2020. Unsecured debt obligations as of March 31, 2021 and December 31, 2020 consisted of our Senior Notes. The increase in unsecured debt obligations was due to the issuance of the 2028 Senior Notes.

Dividends and Distributions
During the three months ended March 31, 2021, we paid dividends and distributions of $166.6 million.
On April 21, 2021, we declared a special cash dividend on our Class A common stock and Class D common stock. LD Holdings,, a subsidiary of the Company declared a simultaneous special cash dividend on its units. The aggregate amount of the special dividend to be paid by the Company and LD Holdings is $200.0 million, or $0.612 per share or $0.615 per unit, as applicable (the “Special Dividend”). The Special Dividend will be paid on May 18, 2021 to the Company’s stockholders and LD Holdings’ members of record as of the close of business on May 3, 2021.
Cash dividends are subject to the discretion of our board of directors and our compliance with applicable law, and depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, including the satisfaction of our obligations under the TRA, restrictions in our debt agreements, business prospects and other factors that our board of directors may deem relevant.
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
Contractual Obligations and Commitments
Our estimated contractual obligations as of March 31, 2021 are as follows:

	Payments Due by Period(1)
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse lines	$8,309,450	$6,709,450	$1,600,000	$—	$—
Secured credit facilities	224,401	24,401	200,000	—	—
Operating lease obligations	95,495	28,187	39,128	18,702	9,478
Naming and promotional rights agreements	136,827	24,720	44,168	39,939	28,000
Total contractual obligations	$1,556,723	$77,308	$283,296	$558,641	$637,478

In addition to the above contractual obligations, we also had commitments to originate loans of $24.5 billion as of March 31, 2021. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above.
Off-Balance Sheet Arrangements
As of March 31, 2021, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. Our accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2020 Form 10-K. At December 31, 2020, the most critical of these significant accounting policies were policies related to the fair value of financial instruments, loans held for sale, servicing rights, derivative financial instruments, and loan repurchase reserve. As of the date of this report, there have been no significant changes to the Company's critical accounting policies or estimates.
When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions.
Recent Accounting Pronouncements
Refer to Note 2 – Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this report for a discussion of recently issued accounting guidance.

Reconciliation of Non-GAAP Measures

To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted Total Revenue, Adjusted Net Income, Adjusted Diluted EPS, and Adjusted EBITDA as non-GAAP measures. We believe Adjusted Total Revenue, Adjusted Net Income, Adjusted Diluted EPS, and Adjusted EBITDA provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting net interest expense), taxation, the age and book depreciation of facilities (affecting relative depreciation expense) and the amortization of intangibles, which may vary for different companies for reasons unrelated to operating performance, as well as certain historical cost (benefit) items which may vary for different companies for reasons unrelated to operating performance. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies.

We define “Adjusted Total Revenue” as total revenues, net of the change in fair value of servicing rights and the related hedging gains and losses. We define “Adjusted Net Income” as tax-effected earnings before change in fair value of contingent consideration, stock compensation expense and management fees, IPO expense, and the change in fair value of MSRs, net of the related hedging gains and losses, and the tax effects of those adjustments. We define “Adjusted Diluted EPS” as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class D common stock outstanding for the applicable period, which assumes the pro forma exchange of all outstanding Class C common shares for shares of Class A common stock. We define “Adjusted EBITDA” as earnings before interest expense and amortization of debt issuance costs on non-funding debt, income taxes, depreciation and amortization, change in fair value of MSRs, net of the related hedging gains and losses, change in fair value of contingent consideration, stock compensation expense and management fees, and IPO expenses. Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. We exclude from each of these non-GAAP measures the change in fair value of MSRs and related hedging gains and losses as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operations. We also exclude stock compensation expense, which is a non-cash expense, management fees and IPO expenses as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense),” as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

Adjusted Total Revenue, Adjusted Net Income, Adjusted Diluted EPS, and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Because of these limitations, Adjusted Total Revenue, Adjusted Net Income, Adjusted Diluted EPS, and Adjusted EBITDA are not intended as alternatives to total revenue, net income (loss), net income attributable to the Company, or Diluted EPS or as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Total Revenue, Adjusted Net Income, Adjusted Diluted EPS, and Adjusted

EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for a reconciliation of these non-GAAP measures to their most comparable U.S. GAAP measures.

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2021	March 31, 2020
Total net revenue	$1,316,008	$486,121
Change in fair value of servicing rights(1)	(231,208)	86,186
Net losses (gains) from derivatives hedging servicing rights	43,527	(19,171)
Realized and unrealized losses (gains) from derivative assets and liabilities(2)	112,929	(52,896)
Change in fair value of servicing rights net of hedging gains and losses(3)	(74,752)	14,119
Adjusted total revenue	$1,241,256	$500,240
(1)Included in change in fair value of servicing rights, net in the Company’s consolidated statements of operations.
(2)Included in gain on origination and sale of loans, net in the Company’s consolidated statements of operations, as shown below:

(Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2021	March 31, 2020
Unrealized gains from derivative assets and liabilities	$209,386	$29,981
Less: Unrealized gains (losses) from derivative assets and liabilities—IRLC and LHFS	328,322	(20,517)
Unrealized (losses) gains from derivative assets and liabilities—servicing rights	(118,936)	50,498
Realized gains (losses) from derivative assets and liabilities	105,643	(54,361)
Less: Realized gains (losses) from derivative assets and liabilities—IRLC and LHFS	99,636	(56,759)
Realized gains (losses) from derivative assets and liabilities—servicing rights	6,007	2,398
Realized and unrealized (losses) gains from derivative assets and liabilities - servicing rights	$(112,929)	$52,896

(3)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income to Adjusted Net Income (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2021		March 31, 2020
Net income attributable to loanDepot, Inc.	$44,875		$—
Net income from the pro forma conversion of Class C common shares to Class A common shares(1)	382,978		88,996
Net income	427,853		88,996
Adjustments to the provision for income taxes(2)	(101,221)		(22,907)
Tax-effected net income	326,632		66,089
Change in fair value of servicing rights, net of hedging gains and losses(3)	(74,752)		14,119
Change in fair value - contingent consideration	—	—	2,507
Stock compensation expense and management fees	60,076		220
IPO expenses	4,834		—
Tax effect of adjustments(4)	2,601		(4,336)
Adjusted net income	$319,391		$78,599
(1)Reflects net income to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock as of March 31, 2021.

(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to income tax (benefit) reflect the effective income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended
	March 31, 2021	March 31, 2020
Statutory U.S. federal income tax rate	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.43	4.74
Effective income tax rate	26.43%	25.74%

(3)Amounts represent the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.
(4)Amounts represent the income tax effect of (a) change in fair value of servicing rights, net of hedging gains and losses, (b) change in fair value of contingent consideration (c) stock compensation expense and management fees, and (d) IPO expense at the aforementioned effective income tax rates.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (1) ($ in thousands except per share) (Unaudited)	Three Months Ended
March 31, 2021
Net income attributable to loanDepot, Inc.	$44,875
Adjusted net income	319,391
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	125,772,797
Assumed pro forma conversion of Class C shares to Class A common stock (2)	198,537,418
Adjusted diluted weighted average shares outstanding	324,310,215
Diluted EPS	$0.36
Adjusted Diluted EPS	0.98
(1)This non-GAAP measures was not applicable for the three months ending March 31, 2020 as the IPO and reorganization transaction had not yet occurred.
(2)Reflects the assumed pro forma conversion of all outstanding shares of Class C common stock to Class A common stock.

Reconciliation of Net Income to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2021	March 31, 2020
Net income	$427,853	$88,996
Interest expense — non-funding debt (1)	13,171	10,970
Income tax expense	18,277	—
Depreciation and amortization	8,454	9,372
Change in fair value of servicing rights, net of hedging gains and losses (2)	(74,752)	14,119
Change in fair value - contingent consideration	—	2,507
Stock compensation expense and management fees	60,076	220
IPO expenses	4,834	—
Adjusted EBITDA	$457,913	$126,184
(1)Represents other interest expense, which include amortization of debt issuance costs, in the Company's consolidated statement of operations.
(2)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range between 10 and 60 days; and our average holding period of the loan from funding to sale was 13.2 days during the three months ended March 31, 2021.
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
In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the three months ended March 31, 2021 and 2020, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we and certain of our subsidiaries are involved in various lawsuits in state or federal courts regarding violations of state or federal statutes, regulations or common law related to matters arising out of the ordinary course of business. We are not currently subject to any other material legal proceedings. See Note 16 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 1 Financial Statements.”

Item 1A. Risk Factors

There have been no material changes or updates to the risk factors that were previously disclosed in Part I. "Item 1A. Risk Factors" of our 2020 Form 10-K filed with the SEC on March 16, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the consummation of the Company’s initial public offering of Class A common stock, the Company issued to the Parthenon Stockholders 121,368,600 shares of Class D common stock, $0.001 par value per share in exchange of LD Investment Holdings, Inc.’s equity interests in LD Holdings. Additionally, the Company issued 201,422,212 shares of Class C common stock, $0.001 par value per share to certain of the continuing members under the LLC Agreement. The issuances in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of loanDepot, Inc., dated February 11, 2021(incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

3.2	Amended and Restated Bylaws of loanDepot, Inc., dated February 11, 2021 (incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021).
4.1
Registration Rights Agreement, dated February 16, 2021, by and among loanDepot, Inc., LD Holdings Group LLC and certain holders identified therein (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

4.2
Indenture, dated as of March 26, 2021, by and among LD Holdings Group LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee (Form of 6.125% Senior Notes due 2028 included as Exhibit A thereto). (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 1, 2021).

10.1
Stockholders Agreement, dated as of February 16, 2021, by and among loanDepot, Inc., Parthenon Investors III, L.P., PCap Associates, Parthenon Capital Partners Fund, L.P., Parthenon Investors IV, L.P., Parthenon Capital Partners Fund II, L.P. PCP Managers, L.P., The JLSSAA, Trust established September 4, 2014, JLSA, LLC, Trilogy Mortgage Holdings, Inc., Trilogy Management Investors Six, LLC, Trilogy Management Investors Seven, LLC and Trilogy Management Investors Eight, LLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.2
Tax Receivable Agreement, dated as of February 16, 2021, by and among loanDepot, Inc., LD Holdings Group LLC and the other parties thereto (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.3
Fourth Amended and Restated Limited Liability Company Agreement of LD Holdings, LLC, dated as of February 11, 2021, by and among LD Holdings Group LLC and the other parties thereto (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.4+
Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Patrick Flanagan (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.5+
Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Anthony Hsieh (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.6+
Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Jeff DerGurahian (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.7+
Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Jeff Walsh (incorporated herein by reference to exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.8+	2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form S-8 (Registration No. 333-253172) filed on February 16, 2021).
10.9
Amendment No. 6, dated March 1, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Island Branch, Alpine Securitization LTD., and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of March 10, 2017 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021).

10.1
Twenty Third Amendment, dated as of March 2, 2021, by and between TIAA, FSB and loanDepot.com, LLC to the Master Repurchase and the Pricing Letter, dated as of March 20, 2014 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2021).

10.1
Eighth Amendment, dated as of March 2, 2021, by and between TIAA, FSB and loanDepot.com, LLC to the Sixth Amended and Restated Loan and Security Agreement, dated November 28, 2018 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2021).

10.1
Indenture dated as of April 23, 2021, by and among Mello Warehouse Securitization Trust 2021-2, loanDepot.com, LLC and U.S. Bank National Association (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.1
Master Repurchase Agreement dated as of April 23, 2021, by and between loanDepot.com, LLC and Mello Warehouse Securitization Trust 2021-2 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.1
Guaranty dated as of April 23, 2021, by LD Holdings Group LLC in favor of Mello Warehouse Securitization Trust 2021-2 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	XBRL Document
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+ Management contract or compensatory plan or arrangement
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOANDEPOT, INC.

Dated: May 10, 2021	By:	/s/ Anthony Hsieh
	Name:	Anthony Hsieh
	Title:	Chief Executive Officer

Dated: May 10, 2021	By:	/s/ Patrick Flanagan
	Name:	Patrick Flanagan
	Title:	Chief Financial Officer