Form 10-Q
period 2021-06-30
loanDepot, Inc.
filed 2021-08-11
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2021, 16,424,880 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 177,864,669 shares of registrant’s Class C common stock were outstanding and 114,978,644 shares of registrant’s Class D common stock were outstanding.

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

2

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$419,283	$284,224
Restricted cash	217,435	204,465
Accounts receivable, net	65,185	138,122
Loans held for sale, at fair value (includes $2,340,714 and $1,595,442 pledged to creditors in securitization trusts at June 30, 2021 and December 31, 2020, respectively)	9,120,653	6,955,424
Derivative assets, at fair value	349,621	647,939
Servicing rights, at fair value (includes $350,885 and $300,465 pledged to creditors in securitization trusts at June 30, 2021 and December 31, 2020, respectively)	1,781,686	1,127,866
Trading securities, at fair value	16,757	—
Property and equipment, net	98,686	85,002
Operating lease right-of-use assets	60,123	66,433
Prepaid expenses and other assets	94,814	77,241
Loans eligible for repurchase	812,431	1,246,158
Investments in joint ventures	18,398	17,528
Goodwill and intangible assets, net	42,571	42,826
Total assets	$13,097,643	$10,893,228
LIABILITIES AND EQUITY
Liabilities:
Warehouse and other lines of credit	$8,498,365	$6,577,429
Accounts payable, accrued expenses and other liabilities	607,767	446,370
Derivative liabilities, at fair value	58,805	168,169
Liability for loans eligible for repurchase	812,431	1,246,158
Operating lease liability	78,132	86,023
Debt obligations, net	1,473,309	712,466
Total liabilities	11,528,809	9,236,615
Commitments and contingencies (Note 16)
Equity:
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 12,541,086 issued and outstanding as of June 30, 2021	$13	$—
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued and outstanding as of June 30, 2021	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 181,268,155 issued and outstanding as of June 30, 2021	181	—
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 114,978,644 issued and outstanding as of June 30, 2021	115	—
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2021	—	—
Additional paid-in capital	562,658	—
Retained deficit	(44,821)	—
Noncontrolling interest	1,050,688	1,656,613
Total equity	1,568,834	1,656,613
Total liabilities and equity	$13,097,643	$10,893,228
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Interest income	$61,874	$31,530	$116,605	$66,696
Interest expense	(54,848)	(26,523)	(108,346)	(59,328)
Net interest income	7,026	5,007	8,259	7,368

Gain on origination and sale of loans, net	692,479	1,076,410	1,826,054	1,515,999
Origination income, net	92,624	57,201	194,223	95,813
Servicing fee income	94,742	36,551	177,309	73,114
Change in fair value of servicing rights, net	(145,098)	(33,112)	(188,733)	(80,503)
Other income	38,141	16,673	78,810	33,059
Total net revenues	779,914	1,158,730	2,095,922	1,644,850

EXPENSES:
Personnel expense	470,125	340,716	1,073,861	580,915
Marketing and advertising expense	114,133	55,881	223,759	113,193
Direct origination expense	50,017	28,658	96,993	55,161
General and administrative expense	48,654	38,566	99,972	68,195
Occupancy expense	9,283	9,547	19,270	19,440
Depreciation and amortization	8,686	9,165	17,139	18,537
Subservicing expense	27,241	16,087	53,851	29,334
Other interest expense	21,266	10,625	34,438	21,595
Total expenses	749,405	509,245	1,619,283	906,370

Income before income taxes	30,509	649,485	476,639	738,480
Income taxes	4,225	890	22,502	890
Net income	26,284	648,595	454,137	737,590
Net income attributable to noncontrolling interests	17,723	648,595	400,701	737,590
Net income attributable to loanDepot, Inc.	$8,561	$—	$53,436	$—

Earnings per share:
Basic	$0.07	N/A	$0.42	N/A
Diluted	$0.07	N/A	$0.42	N/A

Weighted average shares outstanding:
Basic	126,726,876	N/A	126,392,949	N/A
Diluted	126,726,876	N/A	126,392,949	N/A

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common shares issued			Common shares $			Additional paid-in capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at March 31, 2020	—	—	—	$—	$—	$—	$—	$—	$462,682	$462,682
Redemptions	—	—	—	—	—	—	—	—	(65,308)	(65,308)
Stock-based compensation	—	—	—	—	—	—	—	—	6,762	6,762
Dividends	—	—	—	—	—	—	—	—	(1,507)	(1,507)
Net income	—	—	—	—	—	—	—	—	648,595	648,595
Balance at June 30, 2020	—	—	—	$—	$—	$—	$—	$—	$1,051,224	$1,051,224

Balance at March 31, 2021	6,643,187	179,746,190	119,694,200	$7	$180	$119	$561,494	$42,412	$1,169,746	$1,773,958
Deferred taxes and other tax adjustments associated with the reorganization and IPO	—	—	—	—	—	—	370	—	—	370
Vested shares	17,856	2,686,452	—	—	3	—	(3)	—	—	—
Converted shares	5,880,043	(1,164,487)	(4,715,556)	6	(2)	(4)	—	—	—	—
Dividends to Class A and Class D shareholders ($0.69 per share)	—	—	—	—	—	—	—	(36,062)	(51,938)	(88,000)
Dividends to Class C shareholders ($0.70 per share)								(56,497)	(81,368)	(137,865)
Stock-based compensation	—	—	—	—	—	—	797	—	1,138	1,935
Distributions for state taxes on behalf of shareholders, net	—	—	—	—	—	—	—	(3,235)	(4,613)	(7,848)
Net income	—	—	—	—	—	—	—	8,561	17,723	26,284
Balance at June 30, 2021	12,541,086	181,268,155	114,978,644	$13	$181	$115	$562,658	$(44,821)	$1,050,688	$1,568,834
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common shares issued			Common shares $			Additional paid-in capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2019	—	—	—	$—	$—	$—	$—	$—	$375,885	$375,885
Redemptions	—	—	—	—	—	—	—	—	(65,308)	(65,308)
Repurchase	—	—	—	—	—	—	—	—	(220)	(220)
Stock-based compensation	—	—	—	—	—	—	—	—	6,698	6,698
Dividends	—	—	—	—	—	—	—	—	(3,421)	(3,421)
Net income	—	—	—	—	—	—	—		737,590	737,590
Balance at June 30, 2020	—	—	—	$—	$—	$—	$—	$—	$1,051,224	$1,051,224

Balance at December 31, 2020	—	—	—	$—	$—	$—	$—	$—	$1,656,613	$1,656,613
Distributions prior to the reorganization	—	—	—	—	—	—	—	—	(160,617)	(160,617)
Stock-based compensation prior to the reorganization	—	—	—	—	—	—	—	—	338	338
Net income prior to the reorganization	—	—	—	—	—	—	—	—	294,598	294,598
Deferred taxes and other tax adjustments associated with the reorganization and IPO	—	—	—	—	—	—	(203,370)	—	—	(203,370)
Effect of the reorganization	2,215,687	181,789,329	121,368,600	2	182	121	740,629	—	(740,934)	—
Effect of the IPO	3,850,000	(2,394,000)	(1,456,000)	4	(2)	(2)	—	—	—	—
Effect of the Greenshoe	577,500	(359,100)	(218,400)	1	(1)	—	—	—	—	—
Vested Class C shares	17,856	3,396,413	—	—	4	—	(4)		—	—
Converted shares	5,880,043	(1,164,487)	(4,715,556)	6	(2)	(4)	—	—	—	—
Dividends to Class A and Class D shareholders ($0.69 per share)	—	—	—	—	—	—	—	(36,062)	(51,938)	(88,000)
Dividends to Class C shareholders ($0.70 per share)	—	—	—	—	—	—	—	(56,497)	(81,368)	(137,865)
Stock-based compensation subsequent to the reorganization	—		—	—	—	—	25,403	—	36,011	61,414
Distributions for state taxes on behalf of shareholders, net	—		—	—	—	—	—	(5,698)	(8,118)	(13,816)
Net income subsequent to the reorganization and IPO	—		—	—	—	—	—	53,436	106,103	159,539
Balance at June 30, 2021	12,541,086	181,268,155	114,978,644	$13	$181	$115	$562,658	$(44,821)	$1,050,688	$1,568,834
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$454,137	$737,590
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization expense	17,139	18,537
Amortization of operating lease right-of-use asset	11,594	12,265
Amortization of debt issuance costs	6,744	2,870
Gain on origination and sale of loans	(2,041,979)	(1,225,875)
(Gain) loss on sale of servicing rights	(11,478)	96
Provision for loss obligation on sold loans and servicing rights	5,752	8,336
Increase in net deferred tax liabilities	202,871	—
Fair value change in derivative assets	303,639	(398,208)
Fair value change in derivative liabilities	(109,364)	58,750
Premium received on derivatives	5,061	5,060
Purchase of options contracts	(10,383)	—
Fair value change in loans held for sale	33,191	(61,812)
Fair value change in servicing rights	122,120	179,582
Stock-based compensation expense	61,752	6,698
Change in fair value of contingent consideration	—	12,980
Originations of loans	(75,814,894)	(36,081,739)
Proceeds from sales of loans	75,281,888	37,507,258
Proceeds from principal payments	66,506	36,486
Payments to investors for loan repurchases	(671,166)	(110,413)
Disbursements from joint ventures	5,790	3,764
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	(189,193)	(2,202)
Net cash (used in) provided by operating activities	(2,270,273)	710,023

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(30,400)	(10,417)
Proceeds from sale of servicing rights	176,995	6,733
Investments in joint ventures	(1,115)	—
Return of capital from joint ventures	189	300
Net cash flows provided by (used in) investing activities	145,669	(3,384)

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse lines of credit	$85,132,551	$38,538,778
Repayment of borrowings on warehouse lines of credit	(83,211,614)	(38,805,663)
Proceeds from debt obligations	1,044,221	114,100
Payments on debt obligations	(276,947)	—
Payments of debt issuance costs	(13,913)	(1,088)
Payments for contingent consideration	—	(2,185)
Payments on capital lease obligation	(1,367)	(12,482)
Redemption of Class I Common Units	—	(38,400)
Payments on repurchase of units	—	(220)
Dividend distributions	(400,298)	(3,796)
Net cash provided by (used in) financing activities	2,272,633	(210,956)

Net change in cash and cash equivalents and restricted cash	148,029	495,683

Cash and cash equivalents and restricted cash at beginning of the period	488,689	117,496

Cash and cash equivalents and restricted cash at end of the period	$636,718	$613,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$126,497	$88,640
Income taxes	7,628	—

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$5,285	$5,264
Trading securities retained in securitization	16,757	—
Purchase of equipment under capital leases	168	699

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS, PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

Nature of Operations

loanDepot, Inc. was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings Group LLC (“LD Holdings”) and its consolidated subsidiaries loanDepot.com, LLC (“LDLLC”), Artemis Management, LLC (“ART”), LD Settlement Services, LLC (“LDSS”), mello Holdings, LLC (“Mello”), and mello Credit Strategies LLC (“MCS”). Unless otherwise noted or indicated by the context, the term the “Company” refers (1) prior to the consummation of the IPO and Reorganization described below, to LD Holdings and its consolidated subsidiaries, and (2) after the IPO and reorganization described below, to loanDepot, Inc. and its consolidated subsidiaries, including LD Holdings.

The Company engages in the originating, financing, selling, securitizing, and servicing of residential mortgage loans, and engages in title, escrow, and settlement services for mortgage loan transactions. The Company derives income primarily from gains on the origination and sale of loans to investors, income from loan servicing, and fees charged for settlement services related to the origination and sale of loans.

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

As a result of the IPO and reorganization:

•loanDepot, Inc. is a holding company and its sole material asset is an equity interest in LD Holdings. LD Holdings continues to be a holding company and has no material assets other than its equity interests in its direct subsidiaries consisting of a 99.99% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, Mello, and MCS. loanDepot, Inc. is the sole managing member of LD Holdings, and indirectly operates and controls all of LD Holdings’ business and affairs and consolidates the financial results of LD Holdings and its subsidiaries. The financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc., and the consolidated net earnings or loss are allocated to the noncontrolling interest to reflect the entitlement of the Continuing LLC Members.

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

Financing lease obligations are included as part of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Gain on the origination and sale of loans, net was adjusted to exclude the change in fair value of forward sale contracts, including pair offs hedging MSRs, which are now included in the change in fair value of servicing rights, net on the consolidated statements of operations. The Company determined that this change would more appropriately reflect the hedged item and better align with industry practice. Gain on origination and sale of loans, net and change in fair value of servicing rights, net, in the current and prior periods along with the related financial statement disclosures were adjusted to reflect this reclassification.

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

Non-controlling interests

loanDepot, Inc. is a holding company and its sole material asset is an equity interest in LD Holdings. LD Holdings continues to be a holding company and has no material assets other than its equity interests in its direct subsidiaries consisting of a 99.99% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, Mello, and MCS. loanDepot, Inc. is the sole managing member of LD Holdings, and indirectly operates and controls all of LD Holdings’ business and affairs and consolidates the financial results of LD Holdings and its subsidiaries. The financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc., and the consolidated net earnings or loss will be allocated to the noncontrolling interest to reflect the entitlement of the Continuing LLC Members.

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 34% of total loan originations for the three and six months ended June 30, 2021.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 43%, 35%, and 13% of the Company’s loan sales for the six months ended June 30, 2021. No other investors accounted for more than 5% of the loan sales for the three and six months ended June 30, 2021.

The Company funds loans through warehouse lines of credit. As of June 30, 2021, 15% and 14% of the Company's warehouse lines were payable to two separate lenders.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contract, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company has added alternative base rate language, which may include the secured overnight financing rate ("SOFR") to agreements for its warehouse and other lines of credit and debt obligations that use LIBOR. The Company is evaluating the potential impact that the adoption of this ASU will have on the consolidated financial statements at the transition of LIBOR.

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

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	June 30, 2021
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$419,283	$419,283	$—	$—
Restricted cash	217,435	217,435	—	—
Loans held for sale, at fair value	9,120,653	—	9,120,653	—
Derivative assets, at fair value	349,621	10,028	4,776	334,817
Servicing rights, at fair value	1,781,686	—	—	1,781,686
Trading securities	16,757	—	16,757	—
Loans eligible for repurchase	812,431	—	812,431	—

Liabilities
Warehouse and other lines of credit	$8,498,365	$—	$8,498,365	$—
Derivative liabilities, at fair value	58,805	29,500	27,569	1,736
Servicing rights, at fair value(1)	5,291	—	—	5,291
Debt obligations:
Secured credit facilities	165,016	—	165,016	—
2020-VF1 Notes	10,511	—	10,852	—
GMSR VFN	15,000	—	15,000	—
Term notes	198,885	—	200,000	—
Senior notes	1,083,897	—	1,113,440	—
Liability for loans eligible for repurchase	812,431	—	812,431	—
(1)Included in accounts payable and accrued expenses on the consolidated balance sheet.

	December 31, 2020
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$284,224	$284,224	$—	$—
Restricted cash	204,465	204,465	—	—
Loans held for sale, at fair value	6,955,424	—	6,955,424	—
Derivative assets, at fair value	647,939	483	107	647,349
Servicing rights, at fair value	1,127,866	—	—	1,127,866
Loans eligible for repurchase	1,246,158	—	1,246,158	—

Liabilities
Warehouse and other lines of credit	$6,577,429	$—	$6,577,429	$—
Derivative liabilities, at fair value	168,169	4,299	163,566	304
Servicing rights, at fair value (1)	3,564	—	—	3,564
Debt obligations:
2020-VF1 Notes	7,571	—	8,593
GMSR VFN	15,000	—	15,000	—
Term notes	198,640	—	200,000	—
Senior notes	491,255		518,245
Liability for loans eligible for repurchase	1,246,158	—	1,246,158	—
(1)Included in accounts payable and accrued expenses on the consolidated balance sheet.
Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	June 30, 2021
	Recurring Fair Value Measurements of Assets (Liabilities) Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$9,120,653	$—	$9,120,653
Trading securities	—	16,757	—	16,757
Derivative assets:
Interest rate lock commitments	—	—	334,817	334,817
Forward sales contracts	—	2,435	—	2,435
Interest rate swap futures	10,028	—	—	10,028
MBS put options	—	2,341	—	2,341
Servicing rights	—	—	1,781,686	1,781,686
Total assets at fair value	$10,028	$9,142,186	$2,116,503	$11,268,717
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,736	$1,736
Forward sales contracts	—	27,569	—	27,569
Put options on treasuries	29,500	—	—	29,500
Servicing rights(1)	—	—	5,291	5,291
Total liabilities at fair value	$29,500	$27,569	$7,027	$64,096
(1)Included in accounts payable and accrued expenses on the consolidated balance sheets.

	December 31, 2020
	Recurring Fair Value Measurements of Assets (Liabilities) Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$6,955,424	$—	$6,955,424
Derivative assets:
Interest rate lock commitments	—	—	647,349	647,349
Forward sales contracts	—	107	—	107
Interest rate swap futures	483	—	—	483
Servicing rights	—	—	1,127,866	1,127,866
Total assets at fair value	$483	$6,955,531	$1,775,215	$8,731,229
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$304	$304
Forward sales contracts	—	163,566	—	163,566
Put options on treasuries	4,299	—	—	4,299
Servicing rights (1)	—	—	3,564	3,564
Total liabilities at fair value	$4,299	$163,566	$3,868	$171,733
(1)Included in accounts payable and accrued expenses on the consolidated balance sheet.

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)

Balance at beginning of period	$246,778	$1,766,088	$647,045	$1,124,302
Total net gains included in earnings (realized and unrealized)	720,422	203,937	1,108,970	846,359
Sales and settlements
Purchases	—	—	—	—
Sales	—	(193,630)	—	(194,266)
Settlements	(432,748)	—	(1,026,450)	—
Transfers of IRLCs to closed loans	(201,371)	—	(396,484)	—
Balance at end of period	$333,081	$1,776,395	$333,081	$1,776,395

(1) Interest rate lock commitments include both assets and liabilities and are shown net.
(2) Balance is net of $5.3 million servicing liability at June 30, 2021.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)	Contingent Consideration	Interest Rate Lock Commitments(1)	Servicing Rights, net (2)	Contingent Consideration

Balance at beginning of period	$314,737	$431,864	$(4,881)	$128,208	$444,443	$(2,374)
Total net gains (losses) included in earnings (realized and unrealized)	900,060	137,989	(10,473)	1,455,127	132,689	(12,980)
Sales and settlements
Purchases	—	—	—	—	—	—
Sales	—	74	—	—	(7,205)	—
Settlements	(553,742)	—	2,185	(813,197)	—	2,185
Transfers of IRLCs to closed loans	(141,541)	—	—	(250,624)	—	—
Balance at end of period	$519,514	$569,927	$(13,169)	$519,514	$569,927	$(13,169)

(1)Interest rate lock commitments include both assets and liabilities and are shown net.
(2)Balance is net of $2.6 million servicing rights liability at June 30, 2020.

The following presents the gains and losses included in earnings for the three and six months ended June 30, 2021 and 2020 relating to the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)	Interest Rate Lock Commitments(1)	Servicing Rights, net(3)

Total net gains (losses) included in earnings	$86,303	$203,937	$(313,964)	$846,359

Change in unrealized gains relating to assets and liabilities still held at period end	$333,081	$296,555	$333,081	$1,038,347

(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $427.5 million in gains included in gain on origination and sale of loans, net and $223.5 million of losses included in change in fair value of servicing rights, net, for the three months ended June 30, 2021.
(3)Includes $957.0 million in gains included in gain on origination and sale of loans, net and $110.6 million of losses included in change in fair value of servicing rights, net, for the six months ended June 30, 2021

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)	Contingent Consideration(4)	Interest Rate Lock Commitments(1)	Servicing Rights, net(3)	Contingent Consideration(4)

Total net gains (losses) included in earnings	$204,777	$137,989	$(10,473)	$391,306	$132,689	$(12,980)

Change in unrealized gains relating to assets and liabilities still held at period end	$519,514	$179,778	$(10,473)	$519,514	$199,580	$(12,980)

(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $198.2 million in gains included in gain on origination and sale of loans, net and $60.3 million in losses included in change in fair value of servicing rights, net, for the three months ended June 30, 2020.
(3)Includes $312.4 million in gains included in gain on origination and sale of loans, net and $179.7 million in losses included in change in fair value of servicing rights, net, for the six months ended June 30, 2020
(4)Losses included in general and administrative expense.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	June 30, 2021				December 31, 2020
Unobservable Input	Range of inputs			Weighted Average	Range of inputs			Weighted Average
IRLCs:
Pull-through rate	1.9%	-	99.9%	77.4%	2.8%	-	99.9%	70.5%

Servicing rights
Discount rate(1)	4.9%	-	9.2%	6.0%	5.0%	-	10.0%	6.2%
Prepayment rate(1)	9.2%	-	20.7%	10.2%	13.4%	-	34.8%	14.0%
Cost to service (per loan)	$70	-	$137	$84	$71	-	$139	$89
(1)The Company estimates the fair value of MSRs using an option-adjusted spread (“OAS”) model, which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Company’s prepayment model, and then discounts these cash flows at risk-adjusted rates.

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of June 30, 2021 or December 31, 2020.

Financial Statement Items Measured at Amortized Cost

Warehouse lines - The Company’s warehouse lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, term notes, and senior notes. The Company’s secured credit facilities and term notes accrue interest at a stated rate of 30-day LIBOR or 90-day LIBOR plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of June 30, 2021 and December 31, 2020. Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 were estimated using the quoted market prices at June 30, 2021. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. Warehouse lines and secured debt obligations were secured by sufficient collateral with fair value that exceeded the liability amount recorded on the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward delivery contracts	$26,188	$(23,753)	$2,435	$—	$—	$2,435
Put options on treasuries	—	—	—	—	—	—
MBS put options	2,341		2,341	—	—	2,341
Interest rate swap futures	10,028	—	10,028	—	—	10,028
Total Assets	$38,557	$(23,753)	$14,804	$—	$—	$14,804

Liabilities:
Forward delivery contracts	$51,322	$(23,753)	$27,569	$—	$—	$27,569
Put options on treasuries	29,500	—	29,500	—	—	29,500
Interest rate swap futures	—	—	—	—	—	—
Warehouse lines of credit	8,498,365	—	8,498,365	(8,498,365)	—	—
Secured debt obligations (1)	390,868	—	390,868	(390,868)	—	—
Total Liabilities	$8,970,055	$(23,753)	$8,946,302	$(8,889,233)	$—	$57,069
(1)Secured debt obligations as of June 30, 2021 included the Secured Credit Facilities, GMSR VFN, Term Notes, and 2020-VF1 Notes.

	December 31, 2020
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward delivery contracts	$71,029	$(70,922)	$107	$—	$—	$107
Interest rate swap futures	483	—	483	—	—	483
Total Assets	$71,512	$(70,922)	$590	$—	$—	$590

Liabilities:
Forward delivery contracts	$234,488	$(70,922)	$163,566	$—	$—	$163,566
Put options on treasuries	4,299	—	4,299	—	—	4,299
Warehouse lines of credit	6,577,429	—	6,577,429	(6,577,429)	—	—
Secured debt obligations (1)	223,593	—	223,593	(223,593)	—	—
Total Liabilities	$7,039,809	$(70,922)	$6,968,887	$(6,801,022)	$—	$167,865
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

NOTE 5 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Conforming - fixed	$6,164,883	69%	$5,223,177	78%
Conforming - ARM	348,470	4	260	—
Government - fixed	1,046,432	12	1,108,936	16
Government - ARM	89,457	1	45,243	1
Other - residential mortgage loans	1,240,140	14	312,954	5
Consumer loans	2,150	—	2,541	—
	8,891,532	100%	6,693,111	100%
Fair value adjustment	229,121		262,313
Total	$9,120,653		$6,955,424

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$8,787,756	$3,542,329	$6,955,424	$3,681,840
Origination and purchase of loans	34,413,319	20,975,280	75,814,894	36,081,739
Sales	(34,294,254)	(21,286,239)	(74,213,668)	(36,593,749)
Repurchases	111,386	98,261	663,700	108,282
Principal payments	(43,206)	(33,486)	(66,506)	(36,486)
Fair value gain (loss)	145,652	7,293	(33,191)	61,812
Balance at end of period	$9,120,653	$3,303,438	$9,120,653	$3,303,438

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Premium from loan sales	$407,314	$780,352	$877,887	$1,157,181
Servicing rights	427,458	198,248	957,002	312,367
Unrealized (losses) gains from derivative assets and liabilities	(510,788)	323,225	(182,467)	302,706
Realized gains (losses) from derivative assets and liabilities	250,912	(215,350)	350,548	(272,108)
Discount points, rebates and lender paid costs	(28,603)	(14,962)	(143,458)	(33,833)
Fair value gain (loss)	145,653	7,293	(33,191)	61,812
Reversal of (provision for) loan loss obligations for loans sold	533	(2,396)	(267)	(12,126)
Total gain on origination and sale of loans, net	$692,479	$1,076,410	$1,826,054	$1,515,999

The Company had $34.4 million and $25.8 million of loans held for sale on non-accrual status as of June 30, 2021 and December 31, 2020, respectively.

NOTE 6 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	June 30, 2021	December 31, 2020
Conventional	$107,825,718	$74,459,448
Government	30,942,142	28,471,810
Total servicing portfolio	$138,767,860	$102,931,258

A summary of the unpaid principal balance underlying servicing rights is as follows:

	June 30, 2021	December 31, 2020
Current loans	$136,505,175	$100,358,713
Loans 30 - 89 days delinquent	457,607	709,946
Loans 90 or more days delinquent or in foreclosure	1,805,078	1,862,599
Total servicing portfolio (1)	$138,767,860	$102,931,258

(1)At June 30, 2021 and December 31, 2020, 1.4% and 2.4%, respectively, of the servicing portfolio was in forbearance as a result of payment relief efforts afforded to borrowers under the Coronavirus Aid, Relief, and Economic Security Act and other regulatory guidance.

A summary of the changes in the balance of servicing rights is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,766,088	$431,864	$1,124,302	$444,443
Additions	427,458	198,249	957,001	312,367
Sales proceeds, net	(182,113)	41	(182,788)	(7,301)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(129,267)	(22,736)	101,757	(109,050)
Other changes in fair value (1)	(105,771)	(37,491)	(223,877)	(70,532)
Balance at end of period (2)	$1,776,395	$569,927	$1,776,395	$569,927

(1)Other changes in fair value include fall out and decay from loan payoffs and principal amortization.
(2)Balance is net of $5.3 million and $2.6 million of servicing rights liability at June 30, 2021 and 2020, respectively.

The following is a summary of the components of servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual servicing fees	$92,164	$35,242	$171,734	$66,683
Late, ancillary and other fees	2,578	1,309	5,575	6,431
Total servicing fee income	$94,742	$36,551	$177,309	$73,114

The following is a summary of the components of changes in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Changes in fair value:
Due to changes in valuation inputs or assumptions	$(129,267)	$(22,736)	$101,757	$(109,050)
Other changes in fair value (1)	(105,771)	(37,491)	(223,877)	(70,532)
Realized gains on sales of servicing rights	6,089	161	5,992	58
Net gain (loss) from derivatives hedging servicing rights	83,851	26,954	(72,605)	99,021
Changes in fair value of servicing rights, net	$(145,098)	$(33,112)	$(188,733)	$(80,503)
(1) Other changes in fair value include fall out and decay from loan payoffs and principal amortization.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Servicing Rights Sensitivity Analysis	June 30, 2021	December 31, 2020
Fair Value of Servicing Rights, net	$1,776,395	$1,124,302
Change in Fair Value from adverse changes:
Discount Rate:
Increase 100 basis points	(77,174)	(45,745)
Increase 200 basis points	(148,195)	(87,800)
Cost of Servicing:
Increase 10%	(17,818)	(11,556)
Increase 20%	(35,673)	(23,112)
Prepayment Speed:
Increase 10%	(69,123)	(63,351)
Increase 20%	(134,451)	(122,294)

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

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
June 30, 2021:
Interest rate lock commitments	$18,806,918	Derivative asset, at fair value	$334,817	$—
Interest rate lock commitments	580,770	Derivative liabilities, at fair value	—	1,736

Forward sales contracts	6,911,918	Derivative asset, at fair value	2,435	—
Forward sales contracts	27,299,199	Derivative liabilities, at fair value	—	27,569

Put options on treasuries		Derivative asset, at fair value	—	—
Put options on treasuries	21,848	Derivative liabilities, at fair value	—	29,500

MBS put options	800,000	Derivative asset, at fair value	2,341	—
MBS put options		Derivative liabilities, at fair value	—	—

Interest rate swap futures	5,497	Derivative asset, at fair value	10,028	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
Total derivative financial instruments			$349,621	$58,805

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2020:
Interest rate lock commitments	$31,365,494	Derivative asset, at fair value	$647,349	$—
Interest rate lock commitments	99,635	Derivative liabilities, at fair value	—	304

Forward sales contracts	44,694	Derivative asset, at fair value	107	—
Forward sales contracts	54,397,834	Derivative liabilities, at fair value	—	163,566

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	27,803	Derivative liabilities, at fair value	—	4,299

Interest rate swap futures	2,350	Derivative asset, at fair value	483	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
Total derivative financial instruments			$647,939	$168,169

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

The following summarizes the realized and unrealized net gains and (losses) on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	Statements of Operations Location	2021	2020	2021	2020
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$86,303	$204,777	$(313,964)	$391,306
Forward sales contracts (1)	Gain on origination and sale of loans, net	(317,263)	(92,200)	507,082	(348,506)
Interest rate swap futures	Gain on origination and sale of loans, net	(22,217)	125	(52,208)	(6,273)
Put options	Gain on origination and sale of loans, net	(6,699)	(4,827)	27,171	(5,930)
Forward sales contracts (1)	Change in fair value of servicing rights, net	33,925	25,129	(79,004)	78,025
Interest rate swap futures	Change in fair value of servicing rights, net	48,194	1,888	7,178	21,623
Put options	Change in fair value of servicing rights, net	1,732	(63)	(779)	(627)
Total realized and unrealized (losses) gains on derivative financial instruments		$(176,025)	$134,829	$95,476	$129,618
(1)Amounts include pair-off settlements.

NOTE 8 – VARIABLE INTEREST ENTITIES

The determination of whether the assets and liabilities of the VIEs are consolidated in the consolidated balance sheets or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement, if any, with the VIE. The Company is deemed the primary beneficiary and therefore consolidates VIEs for which it has both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) benefits, as defined, from the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. The Company did not provide any non-contractual financial support to VIEs for both the six months ended June 30, 2021 and year ended December 31, 2020.

Consolidated VIEs

The Company’s consolidated VIEs currently include VIEs established for its securitization activities. The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s consolidated VIEs.

	June 30, 2021	December 31, 2020
Assets
Loans held for sale, at fair value	$2,340,714	$1,595,442
Restricted cash	133,130	170,413
Servicing rights, at fair value	350,885	300,465
	$2,824,729	$2,066,320

Liabilities
Warehouse and other lines of credit	$2,399,771	$1,699,803
Debt obligations, net	213,885	213,640
	$2,613,656	$1,913,443

The Company’s economic exposure to loss from outstanding third-party financing related to consolidated VIEs is limited to the carrying value of the consolidated VIE assets.

The Company executes private-label securitizations to finance mortgage loans and mortgage servicing rights. In executing a securitization transaction, the Company sells assets to the securitization trusts. The securitization facility is funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of either notes and/or trust certificates, which are sold to investors. These beneficial interests are collateralized by the transferred assets and entitle the investors to specified cash flows generated from the underlying assets.

The Company’s exposure to these entities is primarily through its role as seller, servicer, and administrator of these entities.

The Company has retained risks in the securitizations including customary representations and warranties. Additionally, the Company holds certain conditional repurchase options specific to securitizations that allow it to repurchase assets from the securitization entity. The Company, as seller, has an option to prepay and to redeem outstanding classes of issued notes at the Company’s discretion after a set time period has elapsed. The Company generally has discretion regarding when or if it will exercise these options, but would do so only when it was in the Company’s best interest.

Servicing functions include, but are not limited to, general collection activity on current and noncurrent accounts, loss mitigation efforts including repossession and sale of collateral, as well as preparing and furnishing statements summarizing the asset and beneficial interest performance. These servicing responsibilities constitute the Company’s continued involvement in the transferred assets.

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	June 30, 2021
	Carrying value of variable interests		Maximum exposure to loss in non-consolidated VIEs	Total assets in VIEs
	Assets	Liabilities
Retained interests(1)	$16,757	$—	$16,757	$324,160
Investments in joint ventures	18,398	—	18,398	12,462
	$35,155	$—	$35,155

	December 31, 2020
	Carrying value of variable interests		Maximum exposure to loss in non-consolidated VIEs	Total assets in VIEs
	Assets	Liabilities
Investments in joint ventures	$17,528	$—	$17,528	$15,342
(1)Carrying value of variable interests is included within trading securities on the consolidated balance sheet.

Retained interests

During the second quarter of 2021, the Company completed the securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transaction. The trading securities retained represent a variable interest in the securitization. The Company determined it was not the primary beneficiary of this VIE. The Company’s continuing involvement in this securitization is limited to customary servicing obligations as servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the trading securities.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $2.9 million and $5.1 million for the three and six months ended June 30, 2021, respectively and $2.4 million and $3.7 million for the three and six months ended June 30, 2020, respectively.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At June 30, 2021, the Company is a party to 14 lines of credit with lenders providing $9.5 billion of warehouse and revolving credit facilities. The warehouse and revolving credit facilities are used to fund, and are secured by, residential mortgage loans held for sale. Interest expense on warehouse and revolving lines of credit is recorded to interest expense on the consolidated statements of operations.

The warehouse and revolving lines of credit are repaid using proceeds from the sale of loans. The base interest rates on the Company’s warehouse lines bear interest at 30-day LIBOR plus a margin. Some of the lines carry additional fees in the form of annual facility fees charged on the total line amount, commitment fees charged on the committed portion of the line and non-usage fees charged when monthly usage falls below a certain utilization percentage. The weighted average interest rate at

June 30, 2021 totaled 2.06%. The Company’s warehouse lines are scheduled to expire through 2023 under one or two year terms and all lines are subject to renewal based on an annual credit review conducted by the lender. The Company’s securitization facilities’ notes have two to three year terms and are due October 2021, October 2022, December 2023 and February 2024, and April 2024.

The base interest rates for all warehouse lines of credit are subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale.  Certain of the warehouse line lenders require the Company, at all times, to maintain cash accounts with minimum required balances.  As of June 30, 2021 and December 31, 2020, there was $5.8 million and $6.7 million, respectively, held in these accounts which are recorded as a component of restricted cash on the consolidated balance sheets.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum distribution requirement, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. As of June 30, 2021, the Company was in compliance with all warehouse lending related covenants.

Securitization Facilities

In May 2019, the Company issued notes through a new securitization facility (“2019-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2019-1 Securitization Facility is secured by newly originated, first-lien, fixed rate or adjustable rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae or Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2019-1 Securitization Facility issued $300.0 million in notes and certificates that bear interest at 30-day LIBOR plus a margin. The 2019-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default. In May 2021, the Company fully repaid the notes and certificates of the 2019-1 Securitization Facility.

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

In April 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-2 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-2 Securitization Facility is secured by newly originated, first-lien, fixed-rate or adjustable-rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-2 Securitization Facility issued $500.0 million in notes that bear interest at 30-day LIBOR plus a margin. The 2021-2 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

The following table presents certain information on warehouse borrowings:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	June 30, 2021	December 31, 2020
Facility 1(1)	$1,000,000	$300,000	$1,300,000	10/29/2021	$1,226,151	$1,665,005
Facility 2(2)	—	600,000	600,000	9/27/2021	567,304	226,891
Facility 3(3)	—	500,000	500,000	7/28/2021	484,260	206,863
Facility 4(4)	100,000	300,000	400,000	8/8/2021	393,803	335,096
Facility 5(5)	—	200,000	200,000	N/A	—	—
Facility 6(5)	100,000	1,000,000	1,100,000	10/11/2021	1,084,042	626,741
Facility 7(6)	750,000	750,000	1,500,000	5/5/2023	1,274,245	919,068
Facility 8(7)	—	—	—	5/14/2021	—	300,000
Facility 9(8)	300,000	—	300,000	10/23/2021	300,000	299,803
Facility 10	—	850,000	850,000	N/A	591,036	358,761
Facility 11(8)	600,000	—	600,000	10/25/2022	600,000	600,000
Facility 12(8)	500,000	—	500,000	12/17/2023	500,000	500,000
Facility 13	—	600,000	600,000	8/25/2021	477,753	259,247
Facility 14(7)	—	—	—	2/10/2021	—	279,954
Facility 15	500,000	—	500,000	2/2/2024	500,000	—
Facility 16	500,000	—	500,000	4/23/2024	499,771	—
Total	$4,350,000	$5,100,000	$9,450,000		$8,498,365	$6,577,429
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(3)In July 2021, this facility was extended to mature in August 2021.
(4)In August 2021, this facility was extended to mature in September 2021.
(5)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(6)In addition to the outstanding balance secured by mortgage loans, the Company has $15.0 million outstanding to finance servicing rights included within debt obligations in the consolidated balance sheets.
(7)The Company did not renew this facility.

(8)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.

The following table presents certain information on warehouse borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Maximum outstanding balance during the period	$9,180,276	$3,798,602	$9,180,276	$3,846,596
Average balance outstanding during the period	8,164,737	3,375,718	7,838,140	3,332,154
Collateral pledged (loans held for sale)	8,919,427	3,098,403	8,919,427	3,098,403
Weighted average interest rate during the period	2.21%	2.35%	2.27%	2.79%

NOTE 10 – DEBT OBLIGATIONS

The following table presents certain information on outstanding debt.

	Outstanding Balance
	June 30, 2021	December 31, 2020
Secured debt obligations, net:
Secured credit facilities	$165,016	$—
2020-VF1 Notes	10,511	7,571
GMSR VFN	15,000	15,000
Term notes	198,885	198,640
Total secured debt obligations, net	389,412	221,211
Unsecured debt obligations, net:
Senior notes	1,083,897	491,255
Total unsecured debt obligations, net	1,083,897	491,255
Total debt obligations, net	$1,473,309	$712,466

Secured Credit Facilities

Original Secured Credit Facility. The Company entered into a $25.0 million revolving secured credit facility (the “Original Secured Credit Facility”) in October 2014 to finance servicing rights and for other working capital needs and general corporate purposes. The Company has entered into subsequent amendments with the lender to increase and decrease the size of the facility and extend the maturity date. The Original Secured Credit Facility is secured by servicing rights and accrues interest at a base rate per annum of 30-day LIBOR plus a margin. As of June 30, 2021, there was $150.0 million outstanding on the Original Secured Credit Facility with a maturity of June 2022. At June 30, 2021, capacity under the facility was $248.0 million and the Company had pledged $808.0 million in fair value of servicing rights as collateral to secure the outstanding advances. Advances for servicing rights are determined using a borrowing base formula calculated against the fair market value of the pledged servicing rights. Under the Original Secured Credit Facility, the Company is required to satisfy certain financial covenants, including minimum tangible net worth, minimum liquidity, maximum leverage and debt service coverage. As of June 30, 2021, the Company was in compliance with all such covenants.

Second Secured Credit Facility. The Company amended one of its warehouse line facilities to provide a $50.0 million sub-limit to finance servicing rights and for other working capital needs and general corporate purposes (the “Second Secured Credit Facility”) in May 2015. In March 2021, we terminated the sub-limit on this facility.

Securities Financing. The Company entered into a master repurchase agreement to finance securities retained in the Mello Mortgage Capital Acceptance 2021-INV1 securitization ("Securities Financing") in June 2021. The Securities Financing has an advance rate between 60% and 90% based on the class of security and accrues interest at a rate of 90-day LIBOR plus a margin. At June 30, 2021, there was $15.0 million in the Securities Financing outstanding.

2020-VF1 Notes

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust issued up to $130.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at 30-day LIBOR plus a margin per annum and mature in September 2021 (unless earlier redeemed in accordance with their terms). The 2020-VF1 Notes are secured by LDLLC's rights to reimbursement for advances made pursuant to Fannie Mae and Freddie Mac requirements. At June 30, 2021, there was $10.5 million in the Advance Receivables Trust outstanding, net of $0.3 million in deferred financing costs. Under this facility, the Company is required to satisfy certain financial covenants including minimum levels of tangible net worth and liquidity and maximum levels of consolidated leverage. As of June 30, 2021, the Company was in compliance with all such covenants.

GMSR VFN

The Company entered into a master repurchase agreement with one of its wholly-owned subsidiaries, loanDepot GMSR Master Trust (“GMSR Trust”) in August 2017 to finance Ginnie Mae mortgage servicing rights (the “GNMA MSRs”) owned by the Company (the “GNMA MSR Facility”) pursuant to the terms of a base indenture (the “GNMA MSR Indenture”). The Company pledged participation certificates representing beneficial interests in GNMA MSRs to the GMSR Trust. The Company is party to an acknowledgment agreement with Ginnie Mae whereby we may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors variable funding notes or one or more series of term notes, in each case secured by the participation certificates relating to the GNMA MSRs held by the GMSR Trust. In August 2017, the Company, through the GMSR Trust, issued a variable funding note (the “GMSR VFN”) in the initial amount of $65.0 million. The maximum amount of the GMSR VFN is $150.0 million. The GMSR VFN is secured by GNMA MSRs and bears interest at 30-day LIBOR plus a margin per annum. The Company has entered into subsequent agreements to amend certain terms of the GMSR VFN and extend the maturity date. As of June 30, 2021, there was $15.0 million in GMSR VFN outstanding with a maturity of October 2021. Under this facility, the Company is required to satisfy certain financial covenants. As of June 30, 2021, the Company was in compliance with all such covenants.

Term Notes

In November 2017, the Company, through the GMSR Trust, issued an aggregate principal amount of $110.0 million in secured term notes (the “Term Notes”). The Term Notes were secured by certain participation certificates relating to GNMA MSRs pursuant to the GNMA MSR Facility. In October 2018, the GMSR Trust was amended and restated for the purpose of issuing the Series 2018-GT1 Term Notes. The Term Notes accrue interest at 30-day LIBOR plus a margin per annum and mature in October 2023 or, if extended pursuant to the terms of the related indenture supplement, October 2025 (unless earlier redeemed in accordance with their terms). The Company issued $200.0 million in Term Notes and used the proceeds to pay off $110.0 million in outstanding GMSR Term Notes. At June 30, 2021, there was $198.9 million in Term Notes outstanding, net of $1.1 million in deferred financing costs. Under this facility, the Company is required to satisfy certain financial covenants. As of June 30, 2021, the Company was in compliance with all such covenants.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. At any time prior to November 1, 2022, we may redeem some or all of the 2025 Senior Notes at a price equal to 100% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. We may also redeem the 2025 Senior Notes at our option, in whole or in part, at any time on or after November 1, 2022 at various redemption prices. In addition, subject to certain conditions at any time prior to November 1, 2022, we may redeem up to 40% of the principal amount of the 2025 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.50% of the principal amount of the 2025 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At June 30, 2021, there was $492.3 million in 2025 Senior Notes outstanding, net of $7.7 million in deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, we may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. We may also redeem the 2028 Senior Notes at our option, in whole or in part, at any time on or after April 1, 2024 at various redemption prices. In addition, subject to certain conditions at any time prior to April 1, 2024, we may redeem up to 40% of the principal amount of the 2028 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the 2028 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At June 30, 2021, there was $591.6 million in 2028 Senior Notes outstanding, net of $8.4 million in deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on 30-day or 90-day LIBOR plus a margin ranging from 0.45% - 4.75%.

NOTE 11 – INCOME TAXES

The components of the provision for income taxes are summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total income before income taxes and non-controlling interest	$30,509	$649,485	476,639	738,480
Provision for income taxes	4,225	890	22,502	890
Effective tax provision rate	13.8%	0.1%	4.7%	0.1%

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

As of June 30, 2021, the Company had a deferred tax asset before any valuation allowance of $56,000 and a deferred tax liability of $202.9 million. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of June 30, 2021 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under the TRA as a result of the offering transaction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at June 30, 2021 and December 31, 2020 using the combined federal and state rate (less federal benefit) of 26%. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2021, the Company did not have a valuation allowance on any deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $12.9 million as of June 30,

2021, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction, refer to Note 16- Commitments and Contingencies, for further information on the TRA liability.

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

Fees earned, costs incurred, and amounts payable to or receivable from joint ventures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loan processing and administrative services fee income	$3,754	$3,572	$7,107	$6,182
Loan origination broker fees expense	22,258	19,921	40,708	33,867

	June 30, 2021	December 31, 2020
Amounts (payable) receivable from joint ventures	$(2,934)	$2,196

The Company paid management fees to a Unitholder of the Company of $215,000 during the six months ended June 30, 2021 and $239,000 and $531,000 during the three and six months ended June 30, 2020, respectively. The Company paid consulting fees to a Unitholder of the Company of $41,000 during the three months ended June 30, 2021. The Company employed certain individuals who provided services to a Unitholder whose salaries totaled $76,000 and $227,000 during the three and six months ended June 30, 2021 and $13,000 and $113,000 during three and six months ended June 30, 2020, respectively.

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

The noncontrolling interest of $1.1 billion and $1.7 billion as of June 30, 2021 and December 31, 2020, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The following table summarizes the ownership of LD Holdings as of June 30, 2021.

Holding Member Interests:	Holdco Units	Ownership Percentage
loanDepot, Inc.	127,519,730	41.30%
Continuing LLC Members	181,268,155	58.70%
Total	308,787,885	100.00%

NOTE 14 – STOCK-BASED COMPENSATION

The stock-based compensation expense recognized on all share-based awards was $1.9 million and $61.8 million for the three and six months ended June 30, 2021 and $6.8 million and $6.7 million for the three and six months ended June 30, 2020. As of June 30, 2021, there was $29.4 million of unrecognized compensation related to all unvested awards.

LDI Awards

Effective upon the completion of the IPO, the Company adopted the 2021 Plan. The 2021 Plan allows for the grant of stock options, restricted stock, RSUs, and stock appreciation rights. The Company reserved a total of 16,250,000 shares of common stock for issuance pursuant to the 2021 Plan, which amount shall be increased on the first day of each fiscal year during the term of the 2021 Plan commencing with the 2022 fiscal year by (1) 2% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (ii) a lesser amount determined by the Company's board of directors. There are currently only RSUs granted under the 2021 Plan. The following is a summary of RSU activity for the three and six months ended June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021		2021
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested - beginning of period	709,313	$26.45	—	$—
Granted	443,116	15.37	3,368,116	24.99
Vested	(17,856)	17.01	(2,233,543)	26.37
Forfeited/Cancelled	(65,000)	26.45	(65,000)	26.45
Unvested - end of period	1,069,573	22.02	1,069,573	22.02

Total compensation expense for the LDI awards was $1.3 million and $60.4 million for the three and six months ended ended June 30, 2021, respectively. Unrecognized compensation expense related to these RSUs was $22.1 million and is expected to be recognized over a weighted average period of 4.07 years.

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

The following table presents a summary of the changes in awards subsequent to the conversion into Class A Holdco Units for the three and six months ended ended June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	18,922,922	$0.49	19,632,883	$0.50
Granted	—	—	—	—
Vested	(2,686,449)	0.47	(3,396,410)	0.54
Forfeited/Cancelled	(1,585,678)	0.51	(1,585,678)	0.51
Unvested - end of period	14,650,795	0.50	14,650,795	0.50

The following table presents a summary of the changes in Class Z, Class Y, Class X, Class W and Class V Common Units for the period January 1, 2021 through February 10, 2021 prior to the conversion to Class A Holdco Units described above and for the three and six months ended June 30, 2020.

	January 1, 2021 through February 10, 2021

	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	610,497,758	$0.016
Vested	(12,656,379)	0.016
Forfeited/Cancelled	(3,552,286)	0.016
Unvested - end of period	594,289,093	0.016

	Three Months Ended June 30,		Six Months Ended June 30,
	2020		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	89,541,592	$0.005	100,679,480	$0.006
Granted	1,227,342,174	0.016	1,227,342,174	0.016
Vested	(505,480,737)	0.016	(506,610,385)	0.016
Forfeited/Cancelled	(65,662,679)	0.007	(75,670,919)	0.007
Unvested - end of period	745,740,350	0.016	745,740,350	0.016

The following assumptions were used for the grants during the three and six months ended June 30, 2020:

Risk-free interest rate	0.30%
Expected life	1.7 years
Expected volatility	160.0 - 175.0%

Total compensation expense associated with the Holdco Units was $0.6 million and $1.4 million for the three and six months ended June 30, 2021 and $6.8 million and $6.7 million for the three and six months ended June 30, 2020, respectively.

At June 30, 2021 and December 31, 2020, the total unrecognized compensation cost related to unvested Holdco unit grants was $7.3 million and $9.5 million, respectively. This cost is expected to be recognized over the next 3.18 years.

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
Earnings per share information has not been presented for the three and six months ended June 30, 2020. The basic and diluted earnings per share period for the three and six months ended June 30, 2021 represents the period after February 11, 2021, wherein the Company had outstanding Class A common stock and Class D common stock. There was no Class B common stock outstanding as of June 30, 2021.

The following table sets forth the calculation of basic and diluted earnings per share for the periods following the reorganization and IPO for Class A common stock and Class D common stock:

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Class A	Class D	Total	Class A	Class D	Total
Net income attributable to loanDepot, Inc.	$678	$7,883	$8,561	$3,633	$49,803	$53,436
Weighted average shares - basic	10,038,195	116,688,681	126,726,876	8,592,536	117,800,413	126,392,949

Earnings per share - basic	$0.07	$0.07	$0.07	$0.42	$0.42	$0.42

Net income allocated to common stockholders - diluted	$678	$7,883	$8,561	$3,633	$49,803	$53,436
Weighted average shares - diluted	10,038,195	116,688,681	126,726,876	8,592,536	117,800,413	126,392,949

Earnings per share - diluted	$0.07	$0.07	$0.07	$0.42	$0.42	$0.42

For the period from February 11, 2021 to June 30, 2021, 197,366,213 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted earnings per share. For the three months ended June 30, 2021, 196,741,703 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted earnings per share.

For the period from February 11, 2021 to June 30, 2021, 748,185 of RSUs were determined to be anti-dilutive, and thus excluded from the computation of diluted earnings per share. For the three months ended June 30, 2021, 808,090 of RSUs were determined to be anti-dilutive, and thus excluded from the computation of diluted earnings per share.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $190.3 million and $377.3 million at June 30, 2021 and December 31, 2020, respectively.

Legal Proceedings

The Company is a defendant in, or a party to, legal actions and proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. These matters include actions alleging improper lending practices, improper servicing, quiet title actions, improper foreclosure practices, violations of consumer protection laws, etc. and on account of consumer bankruptcies. In many of these actions, the Company may not be the real party of interest (because the Company is not the servicer of the loan or the holder of the note) but it may appear in the pleadings because it is in the chain of title to property over which there may be a dispute. Such matters may be indemnified and managed by the appropriate party, which is generally the Company’s subservicer. In other cases, such as lien avoidance cases brought in bankruptcy, the Company is insured by title insurance, and the case is turned over to the title insurer who tenders the Company’s defense. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

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

During the second quarter of 2021, the Company settled, on an individual basis, a putative Telephone Consumer Protection Act (“TCPA”) class action for a nominal amount. The Company previously disclosed a second putative TCPA class action where (i) the Company filed dispositive motions to dismiss the claims, (ii) the court granted the Company’s motion to stay the matter pending the outcome of a circuit court’s decision in a TCPA mater in which the Company is not a party, and (iii) the Company has determined that the legal action will not have a material adverse effect on the financial condition of the Company.

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. The parties participated in pre-litigation mediation in May 2021. The parties did not resolve the matter at mediation, but negotiations are ongoing. While the Company’s management does not believe these allegations have merit, should the executive file a formal lawsuit against the Company, it could result in substantial costs and a diversion of management’s attention and resources.

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

Regulatory Requirements

The Company is subject to various capital requirements by the U.S. Department of Housing and Urban Development (“HUD”); lenders of the warehouse lines of credit; and secondary markets investors. Failure to maintain minimum capital requirements could result in the inability to participate in HUD-assisted mortgage insurance programs, to borrow funds from warehouse line lenders or to sell or service mortgage loans. As of June 30, 2021, the Company was in compliance with its selling and servicing capital requirements.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of June 30, 2021 and December 31, 2020 approximated $19.4 billion and $31.5 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 7- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The Company’s loan repurchase reserve for sold loans is reflected in accounts payable and accrued expenses. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties and other provisions for the three and six months ended June 30, 2021 and 2020.

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$30,052	$25,729	$33,591	$17,677
(Reversal of) provision for loan losses	(533)	2,396	267	12,126
Payments, realized losses and other	(2,893)	(2,695)	(7,232)	(4,373)
Balance at end of period	$26,626	$25,430	$26,626	$25,430

TRA Liability

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $12.9 million as of June 30, 2021, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc.

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
•Fannie Mae, Freddie Mac and Ginnie Mae. The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

To the extent that these requirements are not met, the Company may be subject to a variety of regulatory actions which could have a material adverse impact on our results of operations and financial condition. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $106.2 million as of June 30, 2021. As of June 30, 2021, the Company was in compliance with the net worth, liquidity and other financial requirements of its selling and servicing requirements.

NOTE 18 – SUBSEQUENT EVENTS

In preparation of the consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through August 10, 2021. Refer to Note 9- Warehouse and Other Lines of Credit for updates to warehouse line facilities that occurred subsequent to June 30, 2021.

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

The Company's common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol "LDI." The initial public offering consisted of 3,850,000 shares of Class A common stock, $0.001 par value per share, at an offering price of $14.00 per share, pursuant to a Registration Statement on Form S-1.

A summary of our critical accounting policies and estimates is included in Critical Accounting Policies and Estimates.
Key Factors Influencing Our Results of Operations
Market and Economic Environment
According to the Federal Reserve, residential mortgages represent the largest segment of the broader United States consumer finance market. In 2020, annual one-to-four family residential mortgage origination volume reached $3.8 trillion, with an average volume of $2.3 trillion over the last five years. According to the Mortgage Bankers Association, there was approximately $11.4 trillion of residential mortgage debt outstanding in the United States as of June 30, 2021 that is forecasted to increase to $12.4 trillion by the end of 2022.
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
The volume of mortgage loan originations associated with home purchases is generally less affected by interest rate fluctuations and more sensitive to broader economic factors as well as the overall strength of the economy and housing prices. Purchase mortgage loan origination volume can be subject to seasonal trends as home sales typically rise during the spring and summer seasons and decline in the fall and winter seasons. This is somewhat offset by purchase loan originations sourced from our joint ventures which generally experience higher activity during November and December as home builders focus on completing and selling homes prior to year-end. Seasonality has less of an impact on mortgage loan refinancing volumes, which are primarily driven by fluctuations in mortgage loan interest rates.
The second quarter represented a transitional quarter from the record levels of loan origination volume and gain on sale margins in 2020 into an operating environment characterized by:

•Lower gain on sale margins resulting from industry overcapacity and increased competitive pressure, particularly in the wholesale partner channel.
•Higher average interest rates resulting in lower refinance transaction volumes.
•Continuing strong demand for purchase transactions, which is somewhat adversely impacted by supply constraints on new and resale housing.
•Sharper focus on industry consolidation and expansion of ancillary products and services to capture additional revenue sources and expand customer engagement points.

Impact of the COVID-19 Pandemic
The financial markets demonstrated significant volatility due to the economic impacts of COVID-19 as interest rates fell to historic lows during 2020, which resulted in increased mortgage refinance originations and favorable margins during 2020. Our efficient and scalable platform enabled us to respond quickly to the increased market demand which resulted in record high loan originations during 2020. During 2021, the COVID-19 pandemic continues to bring risk and uncertainty to the economy, including the risk of unemployment, borrower delinquency rates, increased servicing advances, the health and safety of our workers, and our overall profitability and liquidity. As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered into forbearance plans including those under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). As of June 30, 2021, approximately 1.4%, or $1.9 billion UPB, of our servicing portfolio was in active forbearance. While these advance requirements may be significant at higher levels of forbearance, we believe we are very well-positioned in terms of our liquidity.
Fluctuations in Interest Rates
Our mortgage loan refinancing volumes (and to a lesser degree, our purchase volumes), balance sheet, and results of operations are influenced by changes in interest rates and how we effectively manage the related interest rate risk. As interest rates decline, mortgage loan refinance volumes tend to increase, while an increasing interest rate environment may cause a decrease in refinance volumes and purchase volumes. In addition, the majority of our assets are subject to interest rate risk, including LHFS, which consis10t of mortgage loans held on our consolidated balance sheet for a short period of time after origination until we are able to sell them, IRLCs, servicing rights and mandatory trades, forward sales contracts, interest rate swap futures and put options that we enter into to manage interest rate risk created by IRLCs and uncommitted LHFS. We refer to such mandatory trades, forward sales contracts, interest rate swap futures and put options collectively as “Hedging Instruments.” As interest rates increase, our LHFS and IRLCs generally decrease in value while our Hedging Instruments utilized to hedge against interest rate risk typically increase in value. Rising interest rates cause our expected mortgage loan servicing revenues to increase due to a decline in mortgage loan prepayments which extends the average life of our servicing portfolio and increases the value of our servicing rights. Conversely, as interest rates decline, our LHFS and IRLCs generally increase in value while our Hedging Instruments decrease in value. In a declining interest rate environment, borrowers tend to refinance their mortgage loans, which increases prepayment speed and causes our expected mortgage loan servicing revenues to decrease, which reduces the average life of our servicing portfolio and decreases the value of our servicing rights. The changes in fair value of our servicing rights are recorded as unrealized gains and losses in changes in fair value of servicing rights, net, in our consolidated statements of operations.

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
Loan Origination and Sales

Loan originations and sales by volume and units are a measure of how successful we are at growing sales of mortgage loan products and a metric used by management in an attempt to isolate how effectively we are performing. We believe that originations and sales are an indicator of our market penetration in mortgage loans and that this provides useful information because it allows investors to better assess the underlying growth rate of our core business. Loan originations and sales include brokered loan originations not funded by us. We enter into IRLCs to originate loans, at specified interest rates, with customers who have applied for a mortgage and meet certain credit and underwriting criteria. We believe the volume of our IRLCs is another measure of our growth in originations.
Gain on sale margin represents the total of (i) gain on origination and sale of loans, net, and (ii) origination income, net, divided by loan origination volume during period. Gain on the origination and sale of loans, net was adjusted to exclude the change in fair value of forward sale contracts, including pair-offs, hedging MSRs, which are now included in the change in fair value of servicing rights, net on the consolidated statements of operations. We determined that this change would more appropriately reflect the hedged item and better align with industry practices. Gain on origination and sale of loans, net and change in fair value of servicing rights, net, in the current and prior periods along with the related disclosures have been adjusted to reflect this reclassification.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Financial statement data
Total revenue	$779,914	$1,158,730	$2,095,922	$1,644,850
Total expenses	749,405	509,245	1,619,283	906,370
Net income	26,284	648,595	454,137	737,590

Earnings per share of Class A and Class D common stock:
Basic	$0.07	N/A	$0.42	N/A
Diluted	$0.07	N/A	$0.42	N/A

Non-GAAP financial measures(1)
Adjusted total revenue	$825,330	$1,154,512	$2,066,770	$1,654,879
Adjusted net income	57,504	491,535	377,031	570,227
Adjusted EBITDA	109,264	682,590	567,361	808,901
Adjusted Diluted EPS	$0.18	N/A	$1.16	N/A

Loan origination and sales
Loan originations by channel:
Retail	$27,881,773	$17,199,202	$61,309,562	$28,876,545
Partner	6,612,393	3,832,341	14,663,755	7,330,585
Total	$34,494,166	$21,031,543	$75,973,317	$36,207,130

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Loan originations by purpose:
Purchase	$10,382,964	$5,547,004	$18,299,476	$9,940,860
Refinance	24,111,202	15,484,539	57,673,841	26,266,270
Total	$34,494,166	$21,031,543	$75,973,317	$36,207,130
Loan originations (units)	100,153	65,822	211,553	116,281

Licensed loan officers:
Retail	2,818	2,104	2,818	2,104
Partner	267	201	267	201
Total	3,085	2,305	3,085	2,305

Loans sold:
Servicing retained	$30,981,299	$19,962,203	$68,417,090	$28,794,110
Servicing released	3,309,151	1,323,509	5,802,037	7,763,310
Total	$34,290,450	$21,285,712	$74,219,127	$36,557,420
Loans sold (units)	98,342	66,386	207,029	116,975

Gain on sale margin	2.28%	5.39%	2.66%	4.45%
Gain on sale margin - retail	2.50	5.68	2.91	4.87
Gain on sale margin - partner	1.32	4.07	1.61	2.81
Pull through weighted gain on sale margin	2.64	4.47	3.19	3.74

IRLCs	$42,065,981	$34,955,604	$87,828,642	$61,992,875
IRLCs (units)	130,894	108,535	262,445	196,292

Servicing metrics
Total servicing portfolio (unpaid principal balance)	$138,767,860	$57,881,342	$138,767,860	$57,881,342
Total servicing portfolio (units)	446,606	216,448	446,606	216,448
60+ days delinquent ($)	$1,976,658	$1,541,273	$1,976,658	$1,541,273
60+ days delinquent (%)	1.42%	2.66%	1.42%	2.66%
Servicing rights at fair value, net(2)	$1,776,395	$569,927	$1,776,395	$569,927
Weighted average servicing fee (3)	0.30%	0.33%	0.30%	0.33%
Multiple(3) (4)	4.5	3.7	4.5	3.7
(1)Refer to the section titled “Non-GAAP Financial Measures” for a discussion and reconciliation of our Non-GAAP financial measures.
(2)Amount represents the fair value of servicing rights, net of servicing liabilities, which are included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet.
(3)Agency only.
(4)Amounts represent the fair value of servicing rights, net, divided by the weighted average annualized servicing fee.

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
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2021	2020
	(Unaudited)
REVENUES:
Net interest income	$7,026	$5,007	$2,019	40.3%
Gain on origination and sale of loans, net	692,479	1,076,410	(383,931)	(35.7)
Origination income, net	92,624	57,201	35,423	61.9
Servicing fee income	94,742	36,551	58,191	159.2
Change in fair value of servicing rights, net	(145,098)	(33,112)	(111,986)	338.2
Other income	38,141	16,673	21,468	128.8
Total net revenues	779,914	1,158,730	(378,816)	(32.7)
EXPENSES:
Personnel expense	470,125	340,716	129,409	38.0
Marketing and advertising expense	114,133	55,881	58,252	104.2
Direct origination expense	50,017	28,658	21,359	74.5
General and administrative expense	48,654	38,566	10,088	26.2
Occupancy expense	9,283	9,547	(264)	(2.8)
Depreciation and amortization	8,686	9,165	(479)	(5.2)
Subservicing expense	27,241	16,087	11,154	69.3
Other interest expense	21,266	10,625	10,641	100.2
Total expenses	749,405	509,245	240,160	47.2
Income before income taxes	30,509	649,485	(618,976)	(95.3)
Provision for income taxes	4,225	890	3,335	374.7
Net income	26,284	648,595	(622,311)	(95.9)
Net income attributable to noncontrolling interests	17,723	648,595	(630,872)	(97.3)
Net income attributable to loanDepot, Inc.	$8,561	$—	$8,561	N/M

Net income was $26.3 million for the three months ended June 30, 2021, a decrease of $622.3 million, or 95.9% compared to the three months ended June 30, 2020, primarily from a $383.9 million decrease in gain on origination and sale of loans, net and a $240.2 million increase in total expenses. The overall low interest rate environment during the second quarter of 2021 resulted in an increase in IRLCs and mortgage loan origination volumes from the comparable 2020 period; however industry overcapacity and increased competitive pressure, particularly in the wholesale partner channel resulted in lower gain on sale margins. Total originations were $34.5 billion for the three months ended June 30, 2021, an increase of $13.5 billion, or 64.0% compared to $21.0 billion for the three months ended June 30, 2020.
Revenues

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was $692.5 million for the three months ended June 30, 2021, as compared to $1.1 billion for the three months ended June 30, 2020, representing a decrease of $383.9 million or 35.7%. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2021	2020
Premium from loan sales	$407,314	$780,352	$(373,038)	(47.8)%
Servicing rights	427,458	198,248	229,210	115.6
Unrealized gains from derivative assets and liabilities- IRLCs	86,303	204,777	(118,474)	(57.9)
Unrealized (losses) gains from derivative assets and liabilities- Hedging Instruments	(597,091)	118,448	(715,539)	(604.1)
Realized gains (losses) from derivative assets and liabilities- Hedging Instruments	250,912	(215,350)	466,262	(216.5)
Discount points, rebates and lender paid costs	(28,603)	(14,962)	(13,641)	91.2
Mark to market gain on loans held for sale	145,653	7,293	138,360	1897.2
Recovery of (provision for) loan loss obligation for loans sold	533	(2,396)	2,929	(122.2)
Total gain on origination and sale of loans, net	$692,479	$1,076,410	$(383,931)	(35.7)

•     $407.3 million in net premiums realized upon the sale of loans to investors for the three months ended June 30, 2021, as compared to $780.4 million for the three months ended June 30, 2020, representing a decrease of $373.0 million or 47.8%. The decrease in net premiums realized upon the sale of loans to investors was a result of margin compression;
•    $427.5 million in retained servicing rights from loans sold to investors on a servicing-retained basis for the three months ended June 30, 2021, as compared to $198.2 million for the three months ended June 30, 2020, representing an increase of $229.2 million or 115.6%, which was driven by an increase in volume of loans sold on a servicing-retained basis to $31.0 billion for the three months ended June 30, 2021, compared to $20.0 billion for the three months ended June 30, 2020;
•    $86.3 million of unrealized gains from IRLCs for the three months ended June 30, 2021, as compared to $204.8 million for the three months ended June 30, 2020, representing a decrease of $118.5 million or 57.9%. The decrease was primarily due to lower gain on sale margins, partially offset by an increase in volume;
•     $346.2 million of realized and unrealized losses from Hedging Instruments for the three months ended June 30, 2021, as compared to $96.9 million for the three months ended June 30, 2020. The increase in loss was primarily due to a greater decline in market interest rates, partially offset by an increase in volume during the three months ended June 30, 2021 compared to the three months ended June 30, 2020; and

•    $145.7 million of fair value gains on LHFS for the three months ended June 30, 2021, as compared to $7.3 million for the three months ended June 30, 2020. The increase was primarily attributable to decreasing market interest rates and a higher average balance of LHFS.
Origination Income, Net. Origination income, net, was $92.6 million for the three months ended June 30, 2021, as compared to $57.2 million for the three months ended June 30, 2020, representing an increase of $35.4 million or 61.9%. The increase in origination income, net, between periods was primarily the result of an increase in loan origination and other loan fees attributable to the growth in loan origination volumes.
Servicing Fee Income. Servicing fee income was $94.7 million for the three months ended June 30, 2021, as compared to $36.6 million for the three months ended June 30, 2020, representing an increase of $58.2 million or 159.2%. The increase in servicing fee income between periods was the result of an increase of $84.0 billion in the average UPB of our servicing portfolio due to an increase in servicing-retained loan sales. Our average servicing portfolio increased to $134.2 billion for the three months ended June 30, 2021, as compared to $50.1 billion for the three months ended June 30, 2020.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net was a loss of $145.1 million for the three months ended June 30, 2021, as compared to $33.1 million for the three months ended June 30, 2020, representing an increase in loss of $112.0 million or 338.2% that was comprised of the following:
•     $45.4 million in unrealized fair value losses, net of hedging gains, on servicing rights for the three months ended June 30, 2021, as compared to $4.2 million, in unrealized fair value gains, net of hedging losses for the three months ended June 30, 2020, primarily due to an increase in prepayment speed assumptions and a larger servicing portfolio for the three months ended June 30, 2021 compared to the three months ended June 30, 2020;
•     $105.8 million in realized losses resulting from fallout and decay of the portfolio during the three months ended June 30, 2021 compared to $37.5 million for the three months ended June 30, 2020; and
•     $6.1 million in realized gains on sales of servicing rights associated with the sale of $14.4 billion in UPB during the three months ended June 30, 2021, as compared to a $0.2 million gain associated with the sale of $7.2 million in UPB during the three months ended June 30, 2020.
Other Income. Other income was $38.1 million for the three months ended June 30, 2021, as compared to $16.7 million for the three months ended June 30, 2020, representing an increase of $21.5 million or 128.8%. The increase between periods was primarily the result of an increase of $21.3 million in escrow and title fee income due to increased mortgage loan settlement services.
Expenses
Personnel Expense. Personnel expense was $470.1 million for the three months ended June 30, 2021, as compared to $340.7 million for the three months ended June 30, 2020, representing an increase of $129.4 million or 38.0%. The increase between periods was primarily the result of an increase of $80.0 million in commissions due to the increases in loan origination volumes, coupled with increases in salaries and benefits expense. As of June 30, 2021, we had 11,572 employees compared to 7,406 employees as of June 30, 2020, representing a 56.3% year-over-year increase.
Marketing and Advertising Expense. Marketing and advertising expense was $114.1 million for the three months ended June 30, 2021, as compared to $55.9 million for the three months ended June 30, 2020, representing an increase of $58.3 million or 104.2%. The increase between periods was primarily the result of additional acquired leads, national television campaigns, and partnerships with Major League Baseball (MLB) and the Miami Marlins to increase brand awareness.
Direct Origination Expense. Direct origination expense was $50.0 million for the three months ended June 30, 2021, as compared to $28.7 million for the three months ended June 30, 2020, representing an increase of $21.4 million or 74.5%. The increase between periods was directly attributable to increased costs for underwriting, credit reports, appraisals, loan documents and other loan origination costs associated with increased loan origination volumes during the period.

General and Administrative Expense. General and administrative expense was $48.7 million for the three months ended June 30, 2021, as compared to $38.6 million for the three months ended June 30, 2020, representing an increase of $10.1 million or 26.2%. The increase between periods was primarily the result of an $8.1 million increase in professional services and consulting and a $7.3 million increase in office and equipment expense related to data, communication, and software subscriptions associated with increases in personnel.
Subservicing Expense. Subservicing expense was $27.2 million for the three months ended June 30, 2021, as compared to $16.1 million for the three months ended June 30, 2020, representing an increase of $11.2 million or 69.3%. The increase between periods was the result of the $84.0 billion increase in our average servicing portfolio to $134.2 billion for the three months ended June 30, 2021, as compared to $50.1 billion for the three months ended June 30, 2020.
Other Interest Expense. Other interest expense was $21.3 million for the three months ended June 30, 2021, as compared to $10.6 million for the three months ended June 30, 2020, representing an increase of $10.6 million or 100.2%. The increase between periods was the result of $717.3 million or 106.6% increase in average outstanding debt obligations, from a $1.1 billion increase in Senior Notes, partially offset by a $250.0 million decrease from repayment of our Unsecured Term Loan, $75.0 million decrease from repayment of our Convertible Debt, and $20.0 million decrease in Secured Credit Facilities.
Provision for Income Taxes. Provision for income taxes was $4.2 million for the three months ended June 30, 2021, as compared to $0.9 million for the three months ended June 30, 2020. Prior to the IPO, income taxes for LD Holdings at the consolidated level were primarily federal, state, and local taxes for ACT, a C Corporation. As part of the completion of the IPO, the Company became a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of LD Holdings.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2021	2020
	(Unaudited)
REVENUES:
Net interest income	$8,259	$7,368	$891	12.1%
Gain on origination and sale of loans, net	1,826,054	1,515,999	310,055	20.5
Origination income, net	194,223	95,813	98,410	102.7
Servicing fee income	177,309	73,114	104,195	142.5
Change in fair value of servicing rights, net	(188,733)	(80,503)	(108,230)	134.4
Other income	78,810	33,059	45,751	138.4
Total net revenues	2,095,922	1,644,850	451,072	27.4
EXPENSES:
Personnel expense	1,073,861	580,915	492,946	84.9
Marketing and advertising expense	223,759	113,193	110,566	97.7
Direct origination expense	96,993	55,161	41,832	75.8
General and administrative expense	99,972	68,195	31,777	46.6
Occupancy expense	19,270	19,440	(170)	(0.9)
Depreciation and amortization	17,139	18,537	(1,398)	(7.5)
Subservicing expense	53,851	29,334	24,517	83.6
Other interest expense	34,438	21,595	12,843	59.5
Total expenses	1,619,283	906,370	712,913	78.7
Income before income taxes	476,639	738,480	(261,841)	(35.5)
Provision for income taxes	22,502	890	21,612	2428.3
Net income	454,137	737,590	(283,453)	(38.4)
Net income attributable to noncontrolling interests	400,701	737,590	(336,889)	(45.7)
Net income attributable to loanDepot, Inc.	$53,436	$—	$53,436	N/M

Net income was $454.1 million for the six months ended June 30, 2021, a decrease of $283.5 million, or 38.4% compared to $737.6 million for the six months ended June 30, 2020. The decrease between periods was primarily driven by higher expenses of $712.9 million that included higher personnel expense to support higher loan originations and marketing expense to increase brand awareness, partially offset by a $451.1 million increase in revenue . Total originations were $76.0 billion for the six months ended June 30, 2021, as compared to $36.2 billion for the six months ended June 30, 2020, representing an increase of $39.8 billion or 109.8%.

Revenues

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was $1.8 billion for the six months ended June 30, 2021, as compared to $1.5 billion for the six months ended June 30, 2020, representing an increase of $310.1 million or 20.5%. Gain on origination and sale of loans, net was comprised of the following components:

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2021	2020
Premium from loan sales	$877,887	$1,157,181	$(279,294)	(24.1)%
Servicing rights	957,002	312,367	644,635	206.4
Unrealized (losses) gains from derivative assets and liabilities- IRLCs	(313,964)	391,305	(705,269)	(180.2)
Unrealized gains (losses) from derivative assets and liabilities- Hedging Instruments	131,497	(88,599)	220,096	(248.4)
Realized gains (losses) from derivative assets and liabilities- Hedging Instruments	350,548	(272,108)	622,656	(228.8)
Discount points, rebates and lender paid costs	(143,458)	(33,833)	(109,625)	324.0
Mark to market (loss) gain on loans held for sale	(33,191)	61,812	(95,003)	(153.7)
Provision for loan loss obligation for loans sold	(267)	(12,126)	11,859	(97.8)
	$1,826,054	$1,515,999	$310,055	20.5

Changes in the components of gain on origination and sale of loans, net, during the six months ended June 30, 2021 and 2020 were comprised of the following:
•     $877.9 million in net premiums realized upon the sale of loans to investors for the six months ended June 30, 2021, as compared to $1.2 billion for the six months ended June 30, 2020, representing a decrease of $279.3 million or 24.1%. The decrease in net premiums realized upon the sale of loans to investors was a result of margin compression;
•    $957.0 million in retained servicing rights from loans sold to investors on a servicing-retained basis for the six months ended June 30, 2021, as compared to $312.4 million for the six months ended June 30, 2020, representing an increase of $644.6 million or 206.4%, which was driven by an increase in volume of loans sold on a servicing-retained basis to $68.4 billion for the six months ended June 30, 2021, as compared to $28.8 billion for the six months ended June 30, 2020;
•    $314.0 million of unrealized losses from IRLCs for the six months ended June 30, 2021, as compared to $391.3 million in gains for the six months ended June 30, 2020, representing a decrease of $705.3 million or 180.2%. The decrease was primarily due to increasing market rates during the six months ended June 30, 2021 compared to decreasing market rates during the six months ended June 30, 2020, partially offset by the increase in volume;
•     $482.0 million of realized and unrealized gains from Hedging Instruments for the six months ended June 30, 2021, as compared to $360.7 million of losses for the six months ended June 30, 2020. The increase reflects increasing market rates during the six months ended June 30, 2021 coupled with increased volumes compared to decreasing market rates during the six months ended June 30, 2020;
•    $143.5 million of rebates paid to borrowers and lender paid costs, net of discount points collected from borrowers for the origination of loans for the six months ended June 30, 2021, as compared to $33.8 million for the six months ended June 30, 2020, representing an increase of $109.6 million or 324.0%. The increase was primarily related to the increase in origination volumes between periods;
•    $33.2 million of fair value losses on LHFS for the six months ended June 30, 2021, as compared to $61.8 million of fair value gains for the six months ended June 30, 2020. The decrease reflects increasing market rates during the six months ended June 30, 2021, compared to decreasing market rates during the six months ended June 30, 2020, partially offset by an increase in the average balance of LHFS; and

•    $0.3 million of provision for loan loss obligations recorded for loans sold during the six months ended June 30, 2021, as compared to $12.1 million for the six months ended June 30, 2020, representing a decrease of $11.9 million or 97.8% primarily due to an $8.0 million reversal during the first quarter of 2021 due to a decrease in estimated losses on repurchase requests and decreased severity of losses on repurchased loans.
Origination Income, Net. Origination income, net, was $194.2 million for the six months ended June 30, 2021, as compared to $95.8 million for the six months ended June 30, 2020, representing an increase of $98.4 million or 102.7%. The increase in origination income, net, between periods was primarily the result of an increase in loan originations and other loan fees attributable to the growth in loan origination volumes.
Servicing Fee Income. Servicing fee income was $177.3 million for the six months ended June 30, 2021, as compared to $73.1 million for the six months ended June 30, 2020, representing an increase of $104.2 million or 142.5%. The increase in servicing income between periods was the result of an increase of $78.1 billion in the average UPB of our servicing portfolio due to an increase in servicing-retained loan sales. Our average servicing portfolio increased to $123.1 billion for the six months ended June 30, 2021, as compared to $45.0 billion for the six months ended June 30, 2020.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net was a loss of $188.7 million for the six months ended June 30, 2021, as compared to $80.5 million for the six months ended June 30, 2020, the increase in loss was comprised of the following:
•     $29.2 million in unrealized fair value gains, net of hedging losses, on servicing rights for the six months ended June 30, 2021, as compared to $10.0 million in unrealized fair value losses, net of hedging gains, for the six months ended June 30, 2020, primarily due to increasing market rates and a decrease in prepayment assumptions during the six months ended June 30, 2021, compared to decreasing market rates and an increase in prepayment assumptions during the six months ended June 30, 2020;
•     $223.9 million in realized losses resulting from increases in fallout and decay of the portfolio during the six months ended June 30, 2021 compared to $70.5 million for the six months ended June 30, 2020 due to the increase in average UPB of our servicing portfolio; and
•     $6.0 million in realized gains on sales of servicing rights associated with the sale of $14.4 billion in UPB during the six months ended June 30, 2021, as compared to a $0.1 million gain associated with the sale of $26.7 million in UPB during the six months ended June 30, 2020.
Other Income. Other income was $78.8 million for the six months ended June 30, 2021, as compared to $33.1 million for the six months ended June 30, 2020, representing an increase of $45.8 million or 138.4%. The increase between periods was primarily the result of an increase of $45.5 million in escrow and title fee income due to increased mortgage loan settlement services.
Expenses
Personnel Expense. Personnel expense was $1.1 billion for the six months ended June 30, 2021, as compared to $580.9 million for the six months ended June 30, 2020, representing an increase of $492.9 million or 84.9%. The increase between periods was primarily the result of an increase of $254.9 million in commissions due to the increase in loan origination volumes, coupled with increases in salaries and benefits expense due to the increase in headcount to support the increased loan origination volumes. As of June 30, 2021, we had 11,572 employees, as compared to 7,406 employees as of June 30, 2020, representing a 56.3% year-over-year increase.
Marketing and Advertising Expense. Marketing and advertising expense was $223.8 million for the six months ended June 30, 2021, as compared to $113.2 million for the six months ended June 30, 2020, representing an increase of $110.6 million or 97.7%. The increase between periods was primarily the result of acquired leads, partnerships with MLB and the Miami Marlins, and national television campaigns to increase brand awareness.

Direct Origination Expense. Direct origination expense was $97.0 million for the six months ended June 30, 2021, as compared to $55.2 million for the six months ended June 30, 2020, representing an increase of $41.8 million or 75.8%. The increase between periods was directly attributable to increased costs for underwriting, credit reports, appraisals, loan documents, and other loan origination costs associated with increased loan origination volumes during the period.
General and Administrative Expense. General and administrative expense was $100.0 million for the six months ended June 30, 2021, as compared to $68.2 million for the six months ended June 30, 2020, representing an increase of $31.8 million or 46.6%. The increase between periods included a $17.3 million increase in professional services and consulting, a $12.4 million increase in office and equipment expenses, and a $6.1 million increase in IPO related expenses.
Subservicing Expense. Subservicing expense was $53.9 million for the six months ended June 30, 2021, as compared to $29.3 million for the six months ended June 30, 2020, representing an increase of $24.5 million or 83.6%. The increase between periods was the result of the $78.1 billion increase in our average servicing portfolio to $123.1 billion for the six months ended June 30, 2021, as compared to $45.0 billion for the six months ended June 30, 2020.
Other Interest Expense. Other interest expense was $34.4 million for the six months ended June 30, 2021, as compared to $21.6 million for the six months ended June 30, 2020, representing an increase of $12.8 million or 59.5%. The increase between periods was the result of a $513.8 million or 80.3% increase in average outstanding debt obligations resulting from a $1.1 billion increase in Senior Notes, partially offset by a $20.0 million decrease in Secured Credit Facilities, a $250.0 million decrease from repayment of our Unsecured Term Loan, and a $75.0 million decrease from repayment of our Convertible Debt. The increase in average outstanding debt obligations were partially offset by decreases in 30-day LIBOR between periods.
Provision for Income Taxes. Provision for income taxes was $22.5 million for the six months ended June 30, 2021, as compared to $0.9 million for the six months ended June 30, 2020. The increase in income taxes was the result of the Company’s IPO and becoming a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of LD Holdings.

 Financial Condition
June 30, 2021 Compared to December 31, 2020
The following table sets forth our consolidated balance sheet as of the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$419,283	$284,224	$135,059	47.5%
Restricted cash	217,435	204,465	12,970	6.3
Accounts receivable, net	65,185	138,122	(72,937)	(52.8)
Loans held for sale, at fair value	9,120,653	6,955,424	2,165,229	31.1
Derivative assets, at fair value	349,621	647,939	(298,318)	(46.0)
Servicing rights, at fair value	1,781,686	1,127,866	653,820	58.0
Trading securities	16,757	—	16,757	N/M
Property and equipment, net	98,686	85,002	13,684	16.1
Operating lease right-of-use asset	60,123	66,433	(6,310)	(9.5)
Prepaid expenses and other assets	94,814	77,241	17,573	22.8
Loans eligible for repurchase	812,431	1,246,158	(433,727)	(34.8)
Investments in joint ventures	18,398	17,528	870	5.0
Goodwill and intangible assets, net	42,571	42,826	(255)	(0.6)
Total assets	$13,097,643	$10,893,228	$2,204,415	20.2

LIABILITIES & EQUITY
Warehouse and other lines of credit	$8,498,365	$6,577,429	$1,920,936	29.2
Accounts payable, accrued expenses and other liabilities	607,767	446,370	161,397	36.2
Derivative liabilities, at fair value	58,805	168,169	(109,364)	(65.0)
Liability for loans eligible for repurchase	812,431	1,246,158	(433,727)	(34.8)
Operating lease liability	78,132	86,023	(7,891)	(9.2)
Debt obligations, net	1,473,309	712,466	760,843	106.8
Total liabilities	11,528,809	9,236,615	2,292,194	24.8
Equity	1,568,834	1,656,613	(87,779)	(5.3)
Total liabilities and equity	$13,097,643	$10,893,228	$2,204,415	20.2
Assets
Cash and Cash Equivalents. Cash and cash equivalents were $419.3 million as of June 30, 2021, as compared to $284.2 million as of December 31, 2020, representing an increase of $135.1 million or 47.5%. The increase between periods was primarily the result of net income generated in the six months ended June 30, 2021 from increased loan origination and sale volumes, net proceeds from debt obligations, partially offset by dividends, and distributions.
Restricted Cash. Restricted cash was $217.4 million as of June 30, 2021, as compared to $204.5 million as of December 31, 2020 representing an increase of $13.0 million or 6.3%. The increase between periods was primarily the result of increases in restricted cash pledged as collateral for our warehouse lines.

Accounts Receivable, Net. Accounts receivable, net, was $65.2 million as of June 30, 2021, as compared to $138.1 million as of December 31, 2020, representing a decrease of $72.9 million or 52.8%. The decrease between periods was primarily due to a decrease in margin call receivable.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, were $9.1 billion as of June 30, 2021, as compared to $7.0 billion as of December 31, 2020, representing an increase of $2.2 billion or 31.1%. The increase during the six months ended June 30, 2021 was primarily the result of originations of loans totaling $76.0 billion, offset by $74.2 billion in sales.
Derivative Assets, at Fair Value. Derivative assets, at fair value, were $349.6 million as of June 30, 2021, as compared to $647.9 million as of December 31, 2020, representing a decrease of $298.3 million or 46.0%. The decrease between periods included a $312.5 million decrease in IRLCs, partially offset by a $14.2 million increase in Hedging Instruments. At June 30, 2021, derivative assets included IRLCs with fair values and notional amounts of $334.8 million and $18.8 billion, respectively, compared to $647.3 million and $31.4 billion, respectively, at December 31, 2020.
Servicing Rights, at Fair Value. Servicing rights, at fair value, were $1.8 billion as of June 30, 2021, compared to $1.1 billion as of December 31, 2020, representing an increase of $653.8 million or 58.0%. The increase between periods included $957.0 million in capitalized servicing rights from the sale of loans on a servicing-retained basis and a $101.8 million increase in estimated fair value due to a decrease in prepayment speed assumptions from increased interest rates, partially offset by a $182.8 million decrease in servicing rights from the sale of $14.4 billion in UPB of servicing rights and $223.9 million of principal amortization and prepayments.
Trading Securities. Trading securities of $16.8 million as of June 30, 2021 are associated with our Mello Mortgage Capital Acceptance 2021-INV1 securitization completed in June 2021. We retained a five percent economic interest in the credit risk of the assets collateralizing the securitization pursuant to the U.S. credit risk retention rules.
Loans Eligible for Repurchase. Loans eligible for repurchase were $812.4 million as of June 30, 2021, as compared to $1.2 billion as of December 31, 2020, representing a decrease of $433.7 million or 34.8%. The decrease between periods was primarily due to repurchases of Ginnie Mae serviced loans that were 90 days or more delinquent.

Liabilities and Equity
Warehouse and Other Lines of Credit. Warehouse and other lines of credit were $8.5 billion as of June 30, 2021, as compared to $6.6 billion as of December 31, 2020, representing an increase of $1.9 billion or 29.2%. The increase between periods was the result of loan originations outpacing sales by $1.8 billion during the six months ended June 30, 2021. For the six months ended June 30, 2021, we originated and sold $76.0 billion and $74.2 billion, respectively, in loans. Our borrowing capacity under our Warehouse Lines increased to $9.5 billion at June 30, 2021 from 8.1 billion at December 31, 2020.
Accounts Payable, Accrued Expenses and Other Liabilities. Accounts payable, accrued expenses and other liabilities were $607.8 million as of June 30, 2021, compared to $446.4 million as of December 31, 2020, representing an increase of $161.4 million or 36.2%. The increase between periods was primarily the result of a $202.9 million deferred tax liability related to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings as a result of the IPO, partially offset by a $123.0 million decrease in accrued compensation and benefits. .
Derivative Liabilities, at Fair Value. Derivative liabilities, at fair value, were $58.8 million as of June 30, 2021, as compared to $168.2 million as of December 31, 2020, representing a decrease of $109.4 million or 65.0%. The decrease reflects a decline in forward commitment liabilities due to the rising rate environment during the first half of 2021, partially offset by increases in interest rate lock liabilities and option future liabilities. At June 30, 2021, the notional value and fair value of forward loan sale commitment liabilities was $27.3 billion and $27.6 million, compared to $54.4 billion and $163.6 million at December 31, 2020.
Liability for Loans Eligible for Repurchase. Liability for loans eligible for repurchase was $812.4 million as of June 30, 2021, as compared to $1.2 billion as of December 31, 2020, representing a decrease of $433.7 million or 34.8%. The decrease between periods was primarily due to repurchases of Ginnie Mae serviced loans that were 90 days or more delinquent.

Debt Obligations. Debt obligations were $1.5 billion as of June 30, 2021, as compared to $712.5 million as of December 31, 2020, representing an increase of $760.8 million or 106.8%. The increase between periods was primarily due to the $600.0 million increase from issuance of the 2028 Senior Notes and a $150.0 million increase in the Original Secured Credit Facility.
Equity. Total equity was $1.6 billion and $1.7 billion at June 30, 2021 and December 31, 2020, respectively. The $87.8 million or 5.3% decrease reflects distributions totaling $400.3 million and reductions to additional paid in capital of $203.4 million for deferred tax liabilities and other tax adjustments associated with the IPO and reorganization transaction, partially offset by net income of $454.1 million and stock-based compensation of $61.8 million.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments, warehouse lines and Secured Credit Facilities), fund new originations and purchases, meet servicing requirements, and make investments as we identify them. We forecast the need to have adequate liquid funds available to operate and grow our business. As of June 30, 2021, unrestricted cash and cash equivalents were $419.3 million and committed and uncommitted available capacity under our warehouse lines was $936.6 million.

We fund substantially all of the mortgage loans we close through borrowings under our warehouse lines. The impact of the COVID-19 pandemic on the financial markets could continue to result in an increase in our liquidity demands.. Our mortgage origination liquidity could also be affected as our lenders reassess their exposure to the mortgage origination industry and either curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market. In response to the COVID-19 pandemic, we increased our cash position and total loan funding capacity with our current and new lending partners.
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of June 30, 2021, approximately 1.4%, or $1.9 billion UPB, of our servicing portfolio was in active forbearance compared to 2.4%, or $2.4 billion as of December 31, 2020. While these advance requirements have decreased from the higher levels during 2020, the economic impact of COVID-19 could continue to result in additional advance requirements related to forbearance plans.
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
We rely on the secondary mortgage market as a source of long-term capital to support our mortgage lending operations. Approximately 91% of the mortgage loans that we originated during the six months ended June 30, 2021 were sold in the secondary mortgage market to Fannie Mae or Freddie Mac or, in the case of MBS guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA. We also sell loans to many private investors.
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
We finance most of our loan originations on a short-term basis using our warehouse lines. Under our warehouse lines, we agree to transfer certain loans to our counterparties against the transfer of funds by them, with a simultaneous agreement by the counterparties to transfer the loans back to us at the date loans are sold, or on demand by us, against the transfer of funds from us. We do not recognize these transfers as sales for accounting purposes. We typically repurchase the loans within 6 to 20 days of funding. Our warehouse lines are short-term borrowings which mature in less than two years with the exception of our securitization facilities which have terms of two and three years. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales.
As of June 30, 2021, we had $9.5 billion of capacity under warehouse lines with fourteen counterparties, of which $4.4 billion was committed. Our $9.5 billion of capacity as of June 30, 2021 was comprised of $5.9 billion with maturities staggered throughout 2021, $600.0 million maturing in 2022, $2.0 billion maturing in 2023, and $1.0 billion maturing in 2024. As of June 30, 2021,we had $8.5 billion of borrowings outstanding and $936.6 million of additional availability under our facilities.
When we draw on the warehouse lines, we must pledge eligible loan collateral and make a capital investment, or “haircut,” upon financing the loans, which is generally determined by the type of collateral provided and the warehouse line terms. Our warehouse line providers require a haircut based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds.As of June 30, 2021, we had $158.3 million in restricted cash posted as additional collateral with our warehouse lenders and securitization facilities, as compared to $190.6 million as of December 31, 2020.
Interest on our warehouse lines varies by facility and depends on the type of loan that is being financed or the period of time that a loan is transferred to our warehouse line counterparty. As of June 30, 2021, interest expense under our warehouse lines was generally based on 30-day LIBOR plus a margin and in some cases a minimum interest rate and certain commitment and utilization fees apply. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan.
Our warehouse lines require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and net income. As of June 30, 2021, we were in compliance with all of our warehouse lending covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

Secured debt obligations as of June 30, 2021 totaled $389.4 million net of $1.5 million of deferred financing costs, as compared to $221.2 million net of $2.4 million of deferred financing costs as of December 31, 2020. Secured debt obligations as of June 30, 2021 and December 31, 2020 included our 2020-VF1 Notes, GMSR VFN, Term Notes, and Securities Financing. The 2020-VF1 Notes are secured by loanDepot.com, LLC’s rights to reimbursement for advances made pursuant to Fannie Mae and Freddie Mac requirements and mature in September 2021 (unless earlier redeemed in accordance with their terms). The GMSR VFN is secured by Ginnie Mae mortgage servicing rights and matures in October 2021. The Securities Financing is secured by trading securities retained in the Mello Mortgage Capital Acceptance 2021-INV1 securitization. The Term Notes are secured by certain participation certificates relating to Ginnie Mae mortgage servicing rights pursuant to the terms of a base indenture and mature in October 2023. Our secured debt obligations require us to satisfy certain financial covenants and we were in compliance with all such covenants as of June 30, 2021 and December 31, 2020.

Unsecured debt obligations as of June 30, 2021 totaled $1.1 billion net of $16.1 million of deferred financing costs, as compared to $491.3 million, net of $8.7 million of deferred financing costs as of December 31, 2020. Unsecured debt obligations as of June 30, 2021 and December 31, 2020 consisted of our Senior Notes. The increase in unsecured debt obligations was due to the issuance of the 2028 Senior Notes.

Dividends and Distributions
During the six months ended June 30, 2021, we paid dividends and distributions of $400.3 million.
On April 21, 2021, we declared a special cash dividend on our Class A common stock and Class D common stock. LD Holdings,, a subsidiary of the Company declared a simultaneous special cash dividend on its units. The aggregate amount of the special dividend paid by the Company and LD Holdings is $200.0 million, or $0.612 per share or $0.615 per unit, as applicable (the “Special Dividend”). The Special Dividend was paid on May 18, 2021 to the Company’s stockholders and LD Holdings’ members of record as of the close of business on May 3, 2021.
On May 13, 2021, we declared a regular cash dividend of $0.08 per share on our Class A common stock and Class D common stock. .The board of directors of LD Holdings authorized a simultaneous cash dividend on its units. The dividend was paid on July 16, 2021 to the Company's stockholders of record as of the close of business on July 1, 2021.
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
Contractual Obligations and Commitments
Our estimated contractual obligations as of June 30, 2021 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse lines	$8,498,365	$5,124,349	$3,374,016	$—	$—
Secured debt obligations	390,868	190,868	200,000	—	—
Senior notes	1,100,000	—	—	500,000	600,000
Operating lease obligations	90,532	28,073	37,457	16,563	8,439
Naming and promotional rights agreements	135,327	21,280	44,295	38,252	31,500
Total contractual obligations	$10,215,092	$5,364,570	$3,655,768	$554,815	$639,939

In addition to the above contractual obligations, we also had commitments to originate loans of $19.4 billion as of June 30, 2021. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above.
Off-Balance Sheet Arrangements
As of June 30, 2021, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.
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

We define “Adjusted Total Revenue” as total revenues, net of the change in fair value of servicing rights and the related hedging gains and losses. We define “Adjusted Net Income” as tax-effected earnings before change in fair value of contingent consideration, stock-based compensation expense and management fees, IPO expense, and the change in fair value of MSRs, net of the related hedging gains and losses, and the tax effects of those adjustments. We define “Adjusted Diluted EPS” as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class D common stock outstanding for the applicable period, which assumes the pro forma exchange of all outstanding Class C common shares for shares of Class A common stock. We define “Adjusted EBITDA” as earnings before interest expense and amortization of debt issuance costs on non-funding debt, income taxes, depreciation and amortization, change in fair value of MSRs, net of the related hedging gains and losses, change in fair value of contingent consideration, stock-based compensation expense and management fees, and IPO expenses. Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. We exclude from each of these non-GAAP measures the change in fair value of MSRs and related hedging gains and losses as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operations. We also exclude stock-based compensation expense, which is a non-cash expense, management fees and IPO expenses as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense),” as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total net revenue	$779,914	$1,158,730	$2,095,922	$1,644,850
Change in fair value of servicing rights net, of hedging gains and losses(1)	45,416	(4,218)	(29,152)	10,029
Adjusted total revenue	$825,330	$1,154,512	$2,066,770	$1,654,879
(1)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income to Adjusted Net Income (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income attributable to loanDepot, Inc.	$8,561	$—	$53,436	$—
Net income from the pro forma conversion of Class C common shares to Class A common shares(1)	17,723	648,595	400,701	737,590
Net income	26,284	648,595	454,137	737,590
Adjustments to the provision for income taxes(2)	(4,684)	(166,948)	(105,905)	(189,856)
Tax-effected net income	21,600	481,647	348,232	547,734
Change in fair value of servicing rights, net of hedging gains and losses(3)	45,416	(4,218)	(29,152)	10,029
Change in fair value - contingent consideration	—	10,473	—	12,980
Stock-based compensation expense and management fees	2,126	7,060	62,202	7,280
IPO expenses	1,261	—	6,095	—
Tax effect of adjustments(4)	(12,899)	(3,427)	(10,346)	(7,796)
Adjusted net income	$57,504	$491,535	$377,031	$570,227

(1)Reflects net income to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to income tax (benefit) reflect the effective income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.43	4.74	5.43	4.74
Effective income tax rate	26.43%	25.74%	26.43%	25.74%

(3)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.
(4)Amounts represent the income tax effect of (a) change in fair value of servicing rights, net of hedging gains and losses, (b) change in fair value of contingent consideration (c) stock-based compensation expense and management fees, and (d) IPO expense at the aforementioned effective income tax rates.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (1) (Dollars in thousands except per share) (Unaudited)	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Net income attributable to loanDepot, Inc.	$8,561	$53,436
Adjusted net income	57,504	376,896
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	126,726,876	126,393,049
Assumed pro forma conversion of Class C shares to Class A common stock (2)	196,741,703	197,366,213
Adjusted diluted weighted average shares outstanding	323,468,579	323,759,262
Diluted EPS	$0.07	$0.42
Adjusted Diluted EPS	0.18	1.16
(1)This non-GAAP measures was not applicable for the three or six months ending June 30, 2020 as the IPO and reorganization transaction had not yet occurred.
(2)Reflects the assumed pro forma conversion of all outstanding shares of Class C common stock to Class A common stock.

Reconciliation of Net Income to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$26,284	$648,595	$454,137	$737,590
Interest expense — non-funding debt(1)	21,266	10,625	34,438	21,595
Income tax expense	4,225	890	22,502	890
Depreciation and amortization	8,686	9,165	17,139	18,537
Change in fair value of servicing rights, net of hedging gains and losses(2)	45,416	(4,218)	(29,152)	10,029
Change in fair value - contingent consideration	—	10,473	—	12,980
Stock-based compensation expense and management fees	2,126	7,060	62,202	7,280
IPO expenses	1,261	—	6,095	—
Adjusted EBITDA	$109,264	$682,590	$567,361	$808,901
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range between 10 and 60 days; and our average holding period of the loan from funding to sale was 16.1 days during the six months ended June 30, 2021.
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

Additionally, we are exposed to credit risk associated with our customers from our LHFS as well as credit risks related to our counterparties including our subservicer, Hedging Instrument counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates.
In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the six months ended June 30, 2021 and 2020, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of the Company's Class B common stock or Class C common stock may each be converted, together with a corresponding Holding Unit, as applicable, at any time and from time to time at the option of the holder of such share of Class B common stock or Class C common stock, as applicable, for one fully paid and non-assessable share of Class A common stock. Each share of the Company’s Class D common stock may be converted into one fully paid and non-assessable share of Class A common stock at any time at the option of the holder of such share of Class D common stock. There is no cash or other consideration paid by the holder converting such shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On May 4, 2021, we issued to stockholders 4,715,556 shares of Class A common stock upon the conversion of the same number of shares of our Class D common stock held by such stockholders.

On June 1, 2021, we issued to stockholders 1,164,487 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

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

4.3
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

10.2
Guaranty dated as of April 23, 2021, by LD Holdings Group LLC in favor of Mello Warehouse Securitization Trust 2021-2 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.3
Amendment No. 7, dated May 21, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Island Branch, Alpine Securitization LTD., and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of March 10, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2021).

Exhibit No.	Description
10.4
Twelfth Amendment to Credit and Security Agreement, dated as of June 23, 2021, between loanDepot.com and NexBank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).

10.5
Amendment No. 15, dated as of June 30, 2021, by and between JPMorgan Chase Bank, N.A. and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of June 3, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2021).

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

LOANDEPOT, INC.

Dated: August 10, 2021	By:	/s/ Anthony Hsieh
	Name:	Anthony Hsieh
	Title:	Chief Executive Officer

Dated: August 10, 2021	By:	/s/ Patrick Flanagan
	Name:	Patrick Flanagan
	Title:	Chief Financial Officer