Form 10-Q
period 2021-09-30
loanDepot, Inc.
filed 2021-11-12
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2021, 20,019,448 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 174,093,440 shares of registrant’s Class C common stock were outstanding and 114,978,644 shares of registrant’s Class D common stock were outstanding.

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

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$506,608	$284,224
Restricted cash	97,805	204,465
Accounts receivable, net	68,050	138,122
Loans held for sale, at fair value (includes $2,462,653 and $1,595,442 pledged to creditors in securitization trusts at September 30, 2021 and December 31, 2020, respectively)	8,873,736	6,955,424
Derivative assets, at fair value	341,359	647,939
Servicing rights, at fair value (includes $379,850 and $300,465 pledged to creditors in securitization trusts at September 30, 2021 and December 31, 2020, respectively)	1,841,512	1,127,866
Trading securities, at fair value	56,412	—
Property and equipment, net	103,556	85,002
Operating lease right-of-use assets	58,002	66,433
Prepaid expenses and other assets	108,720	77,241
Loans eligible for repurchase	632,722	1,246,158
Investments in joint ventures	18,353	17,528
Goodwill and intangible assets, net	42,443	42,826
Total assets	$12,749,278	$10,893,228
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$8,212,142	$6,577,429
Accounts payable, accrued expenses and other liabilities	715,615	446,370
Derivative liabilities, at fair value	48,899	168,169
Liability for loans eligible for repurchase	632,722	1,246,158
Operating lease liability	72,985	86,023
Debt obligations, net	1,408,751	712,466
Total liabilities	11,091,114	9,236,615
Commitments and contingencies (Note 16)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 19,575,763 issued as of September 30, 2021	$20	$—
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued as of September 30, 2021	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 175,668,642 issued as of September 30, 2021	176	—
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 114,978,644 issued as of September 30, 2021	115	—
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued as of September 30, 2021	—	—
Treasury stock at cost, 1,591,549 shares as of September 30, 2021	(12,844)	—
Additional paid-in capital	565,475	—
Retained deficit	(17,819)	—
Noncontrolling interest	1,123,041	1,656,613
Total equity	1,658,164	1,656,613
Total liabilities and equity	$12,749,278	$10,893,228
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Interest income	$71,020	$31,453	$187,625	$98,149
Interest expense	(56,785)	(29,553)	(165,130)	(88,881)
Net interest income	14,235	1,900	22,495	9,268

Gain on origination and sale of loans, net	821,275	1,251,141	2,647,328	2,767,140
Origination income, net	86,601	71,740	280,824	167,554
Servicing fee income	102,429	48,406	279,738	121,520
Change in fair value of servicing rights, net	(138,462)	(29,313)	(327,194)	(109,817)
Other income	37,678	25,056	116,487	58,115
Total net revenues	923,756	1,368,930	3,019,678	3,013,780

EXPENSES:
Personnel expense	449,152	441,818	1,523,012	1,022,734
Marketing and advertising expense	131,971	60,435	355,730	173,628
Direct origination expense	49,559	33,465	146,553	88,627
General and administrative expense	50,013	52,372	149,984	120,565
Occupancy expense	9,686	9,997	28,956	29,437
Depreciation and amortization	8,688	8,585	25,827	27,122
Subservicing expense	22,879	22,820	76,731	52,154
Other interest expense	22,823	10,522	57,261	32,117
Total expenses	744,771	640,014	2,364,054	1,546,384

Income before income taxes	178,985	728,916	655,624	1,467,396
Income taxes	24,708	567	47,210	1,457
Net income	154,277	728,349	608,414	1,465,939
Net income attributable to noncontrolling interests	102,802	728,349	503,503	1,465,939
Net income attributable to loanDepot, Inc.	$51,475	$—	$104,911	$—

Earnings per share:
Basic	$0.40	N/A	$0.82	N/A
Diluted	$0.40	N/A	$0.82	N/A

Weighted average shares outstanding:
Basic	130,297,565	N/A	127,941,331	N/A
Diluted	130,297,565	N/A	127,941,331	N/A

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock issued			Common stock $			Treasury Shares	Additional paid-in capital	Retained Earnings (Deficit)	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at June 30, 2020	—	—	—	$—	$—	$—	$—	$—	$—	$1,051,224	$1,051,224
Redemptions	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	945	945
Dividends	—	—	—	—	—	—	—	—	—	(146,997)	(146,997)
Net income	—	—	—	—	—	—	—	—	—	728,349	728,349
Balance at September 30, 2020	—	—	—	$—	$—	$—	$—	$—	$—	$1,633,521	$1,633,521

Balance at June 30, 2021	12,541,086	181,268,155	114,978,644	$13	$181	$115	$—	$562,658	$(44,821)	$1,050,688	$1,568,834
Deferred taxes and other tax adjustments associated with the reorganization and IPO	—	—	—	—	—	—	—	1,717	—	—	1,717
Net issuance of common stock under stock-based compensation plans	5,443,128	(5,599,513)	—	7	(5)	—	(12,844)	(2)	—	—	(12,844)
Dividends to Class A and Class D shareholders ($0.08 per share)	—	—	—	—	—	—	—	—	(4,668)	(6,095)	(10,763)
Dividends to Class C shareholders ($0.08 per share)							—		(6,526)	(8,517)	(15,043)
Stock-based compensation	—	—	—	—	—	—	—	1,102	—	1,495	2,597
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(13,279)	(17,332)	(30,611)
Net income	—	—	—	—	—	—	—	—	51,475	102,802	154,277
Balance at September 30, 2021	17,984,214	175,668,642	114,978,644	$20	$176	$115	$(12,844)	$565,475	$(17,819)	$1,123,041	$1,658,164

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock issued			Common stock $			Treasury Stock	Additional paid-in capital	Retained Earnings (Deficit)	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2019	—	—	—	$—	$—	$—	$—	$—	$—	$375,885	$375,885
Redemptions	—	—	—	—	—	—	—	—	—	(65,308)	(65,308)
Repurchase	—	—	—	—	—	—	—	—	—	(220)	(220)
Stock-based compensation	—	—	—	—	—	—	—	—	—	7,643	7,643
Dividends	—	—	—	—	—	—	—	—	—	(150,418)	(150,418)
Net income	—	—	—	—	—	—	—	—		1,465,939	1,465,939
Balance at September 30, 2020	—	—	—	$—	$—	$—	$—	$—	$—	$1,633,521	$1,633,521

Balance at December 31, 2020	—	—	—	$—	$—	$—	$—	$—	$—	$1,656,613	$1,656,613
Distributions prior to the reorganization	—	—	—	—	—	—	—	—	—	(160,617)	(160,617)
Stock-based compensation prior to the reorganization	—	—	—	—	—	—	—	—	—	338	338
Net income prior to the reorganization	—	—	—	—	—	—	—	—	—	294,598	294,598
Deferred taxes and other tax adjustments associated with the reorganization and IPO	—	—	—	—	—	—	—	(201,653)	—	—	(201,653)
Effect of the reorganization	2,215,687	181,789,329	121,368,600	2	182	121	—	740,629	—	(740,934)	—
Effect of the IPO	3,850,000	(2,394,000)	(1,456,000)	4	(2)	(2)	—	—	—	—	—
Effect of the Greenshoe	577,500	(359,100)	(218,400)	1	(1)	—	—	—	—	—	—
Net issuance of common stock under stock-based compensation plans	11,341,027	(3,367,587)	(4,715,556)	13	(3)	(4)	(12,844)	(6)		—	(12,844)
Dividends to Class A and Class D shareholders ($0.77 per share)	—	—	—	—	—	—	—	—	(40,730)	(58,033)	(98,763)
Dividends to Class C shareholders ($0.78 per share)	—	—	—	—	—	—	—	—	(63,023)	(89,885)	(152,908)
Stock-based compensation subsequent to the reorganization	—		—	—	—	—	—	26,505	—	37,506	64,011
Distributions for taxes on behalf of shareholders, net	—		—	—	—	—	—	—	(18,977)	(25,450)	(44,427)
Net income subsequent to the reorganization and IPO	—		—	—	—	—	—	—	104,911	208,905	313,816
Balance at September 30, 2021	17,984,214	175,668,642	114,978,644	$20	$176	$115	$(12,844)	$565,475	$(17,819)	$1,123,041	$1,658,164
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$608,414	$1,465,939
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization expense	25,827	27,122
Amortization of operating lease right-of-use asset	16,932	19,215
Amortization of debt issuance costs	9,382	4,765
Gain on origination and sale of loans	(2,856,544)	(2,256,438)
(Gain) loss on sale of servicing rights	(1,453)	3,074
Fair value change in trading securities	—	—
Provision for loss obligation on sold loans and servicing rights	12,400	10,446
Increase in provision for deferred income taxes	37,269	—
Fair value change in derivative assets	312,586	(587,935)
Fair value change in derivative liabilities	(119,270)	49,455
Premium received (paid) on derivatives	4,376	(2,986)
Purchase of options contracts	(10,383)	—
Fair value change in loans held for sale	67,010	(114,173)
Fair value change in servicing rights	224,812	232,598
Stock-based compensation expense	64,349	7,643
Change in fair value of contingent consideration	(77)	32,650
Originations of loans	(107,717,154)	(63,183,309)
Proceeds from sales of loans	107,911,005	63,874,371
Proceeds from principal payments	119,822	43,307
Payments to investors for loan repurchases	(818,011)	(150,274)
Disbursements from joint ventures	8,765	6,633
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	41,105	99,754
Net cash used in operating activities	(2,058,838)	(418,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(43,830)	(19,625)
Proceeds from sale of servicing rights	332,931	6,023
Cash flows received on trading securities	617	—
Investments in joint ventures	(1,115)	—
Return of capital from joint ventures	189	300
Net cash flows provided by (used in) investing activities	288,792	(13,302)

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse lines of credit	$121,009,551	$63,014,591
Repayment of borrowings on warehouse lines of credit	(119,374,838)	(61,880,096)
Proceeds from debt obligations	1,179,037	169,100
Payments on debt obligations	(477,541)	(55,000)
Payments of debt issuance costs	(15,839)	(4,503)
Payments for contingent consideration	(113)	(13,268)
Payments on financing lease obligation	(1,911)	(18,025)
Redemption of Class I Common Units	—	(38,400)
Payments on repurchase of units	—	(220)
Treasury stock purchased to net settle and withhold taxes on vested shares	(12,844)	—
Dividends and shareholder distributions	(419,732)	(152,332)
Net cash provided by financing activities	1,885,770	1,021,847

Net change in cash and cash equivalents and restricted cash	115,724	590,402

Cash and cash equivalents and restricted cash at beginning of the period	488,689	117,496

Cash and cash equivalents and restricted cash at end of the period	$604,413	$707,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$180,143	$128,091
Income taxes	1,923	196

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$8,501	$13,971
Trading securities retained in securitizations	57,031	—
Purchase of equipment under financing leases	168	2,468

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS, PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

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
Gain on the origination and sale of loans, net was adjusted to exclude the change in fair value of forward sale contracts, including pair offs hedging MSRs, which are now included in the change in fair value of servicing rights, net on the consolidated statements of operations. The Company determined that this change would more appropriately reflect the hedged item and better align with industry practice. Gain on origination and sale of loans, net and change in fair value of servicing rights, net, in the current and prior periods along with the related financial statement disclosures were adjusted to reflect this reclassification in reports beginning after the first quarter of 2021.

The Company has evaluated subsequent events for recognition or disclosure through the date of this report and has not identified any recordable or disclosable events that were not already reported in these consolidated financial statements or notes thereto.

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 29% and 33% of total loan originations for the three and nine months ended September 30, 2021, respectively.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 41%, 33%, and 14% of the Company’s loan sales for the nine months ended September 30, 2021. No other investors accounted for more than 5% of the loan sales for the three and nine months ended September 30, 2021.

The Company funds loans through warehouse lines of credit. As of September 30, 2021, 19% and 16% of the Company's warehouse lines were payable to two separate lenders.

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

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	September 30, 2021
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$506,608	$506,608	$—	$—
Restricted cash	97,805	97,805	—	—
Loans held for sale, at fair value	8,873,736	—	8,873,736	—
Derivative assets, at fair value	341,359	—	75,241	266,118
Servicing rights, at fair value	1,841,512	—	—	1,841,512
Trading securities	56,412	—	56,412	—
Loans eligible for repurchase	632,722	—	632,722	—

Liabilities
Warehouse and other lines of credit	$8,212,142	$—	$8,212,142	$—
Derivative liabilities, at fair value	48,899	41,952	39	6,908
Servicing rights, at fair value(1)	4,818	—	—	4,818
Debt obligations:
Secured credit facilities	99,707	—	99,707	—
2020-VF1 Notes	10,382	—	10,382	—
GMSR VFN	15,000	—	15,000	—
Term notes	199,008	—	200,000	—
Senior notes	1,084,654	—	1,066,278	—
Liability for loans eligible for repurchase	632,722	—	632,722	—
(1)Included in accounts payable and accrued expenses on the consolidated balance sheets.

	December 31, 2020
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$284,224	$284,224	$—	$—
Restricted cash	204,465	204,465	—	—
Loans held for sale, at fair value	6,955,424	—	6,955,424	—
Derivative assets, at fair value	647,939	483	107	647,349
Servicing rights, at fair value	1,127,866	—	—	1,127,866
Loans eligible for repurchase	1,246,158	—	1,246,158	—

Liabilities
Warehouse and other lines of credit	$6,577,429	$—	$6,577,429	$—
Derivative liabilities, at fair value	168,169	4,299	163,566	304
Servicing rights, at fair value (1)	3,564	—	—	3,564
Debt obligations:
2020-VF1 Notes	7,571	—	8,593
GMSR VFN	15,000	—	15,000	—
Term notes	198,640	—	200,000	—
Senior notes	491,255	—	518,245	—
Liability for loans eligible for repurchase	1,246,158	—	1,246,158	—
(1)Included in accounts payable and accrued expenses on the consolidated balance sheets.

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	September 30, 2021
	Recurring Fair Value Measurements of Assets (Liabilities) Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$8,873,736	$—	$8,873,736
Trading securities	—	56,412	—	56,412
Derivative assets:
Interest rate lock commitments	—	—	266,118	266,118
Forward sales contracts	—	75,241	—	75,241
Servicing rights	—	—	1,841,512	1,841,512
Total assets at fair value	$—	$9,005,389	$2,107,630	$11,113,019
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$6,908	$6,908
Interest rate swap futures	31,063	—	—	31,063
Forward sales contracts	—	39	—	39
Put options on treasuries	10,889	—	—	10,889
Servicing rights(1)	—	—	4,818	4,818
Total liabilities at fair value	$41,952	$39	$11,726	$53,717
(1)Included in accounts payable and accrued expenses on the consolidated balance sheets.

	December 31, 2020
	Recurring Fair Value Measurements of Assets (Liabilities) Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$6,955,424	$—	$6,955,424
Derivative assets:
Interest rate lock commitments	—	—	647,349	647,349
Forward sales contracts	—	107	—	107
Interest rate swap futures	483	—	—	483
Servicing rights	—	—	1,127,866	1,127,866
Total assets at fair value	$483	$6,955,531	$1,775,215	$8,731,229
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$304	$304
Forward sales contracts	—	163,566	—	163,566
Put options on treasuries	4,299	—	—	4,299
Servicing rights (1)	—	—	3,564	3,564
Total liabilities at fair value	$4,299	$163,566	$3,868	$171,733
(1)Included in accounts payable and accrued expenses on the consolidated balance sheets.

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)

Balance at beginning of period	$333,081	$1,776,395	$647,045	$1,124,302
Total net gains included in earnings (realized and unrealized)	640,372	233,166	1,749,343	1,079,525
Sales and settlements
Sales	—	(172,867)	—	(367,133)
Settlements (3)	(558,918)	—	(1,585,368)	—
Transfers of IRLCs to closed loans	(155,325)	—	(551,810)	—
Balance at end of period	$259,210	$1,836,694	$259,210	$1,836,694

(1)Interest rate lock commitments include both assets and liabilities and are shown net.
(2)Balance is net of $4.8 million servicing liability at September 30, 2021.
(3)Funded amount for interest rate lock commitments.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)	Contingent Consideration	Interest Rate Lock Commitments(1)	Servicing Rights, net (2)	Contingent Consideration

Balance at beginning of period	$519,514	$569,927	$(13,169)	$128,208	$444,443	$(2,374)
Total net gains (losses) included in earnings (realized and unrealized)	1,180,734	206,407	(19,670)	2,635,861	339,096	(32,650)
Sales and settlements
Sales	—	659	—	—	(6,546)	—
Settlements (3)	(767,645)	—	11,083	(1,580,842)	—	13,268
Transfers of IRLCs to closed loans	(210,945)	—	—	(461,569)	—	—
Balance at end of period	$721,658	$776,993	$(21,756)	$721,658	$776,993	$(21,756)

(1)Interest rate lock commitments include both assets and liabilities and are shown net.
(2)Balance is net of $3.5 million servicing rights liability at September 30, 2020.
(3)Settlements refer to the funded amount for interest rate lock commitments, and the payment amount for contingent consideration.

The following presents the gains and losses included in earnings for the three and nine months ended September 30, 2021 and 2020 relating to the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)	Interest Rate Lock Commitments(1)	Servicing Rights, net(3)

Total net (losses) gains included in earnings	$(73,871)	$233,166	$(387,835)	$1,079,525

Change in unrealized gains relating to assets and liabilities still held at period end	$259,210	$326,527	$259,210	$1,126,433

(1)(Losses) included in gain on origination and sale of loans, net.
(2)Includes $345.9 million in gains included in gain on origination and sale of loans, net and $112.7 million of losses included in change in fair value of servicing rights, net, for the three months ended September 30, 2021.
(3)Includes $1.3 billion in gains included in gain on origination and sale of loans, net and $223.4 million of losses included in change in fair value of servicing rights, net, for the nine months ended September 30, 2021

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Interest Rate Lock Commitments(1)	Servicing Rights, net(2)	Contingent Consideration(4)	Interest Rate Lock Commitments(1)	Servicing Rights, net(3)	Contingent Consideration(4)

Total net gains (losses) included in earnings	$202,144	$206,407	$(19,670)	$593,450	$339,096	$(32,650)

Change in unrealized gains (losses) relating to assets and liabilities still held at period end	$721,658	$254,130	$(19,670)	$721,658	$457,478	$(32,650)
(1)Gains included in gain on origination and sale of loans, net.

(2)Includes $262.4 million in gains included in gain on origination and sale of loans, net and $56.0 million in losses included in change in fair value of servicing rights, net, for the three months ended September 30, 2020.
(3)Includes $574.8 million in gains included in gain on origination and sale of loans, net and $235.7 million in losses included in change in fair value of servicing rights, net, for the nine months ended September 30, 2020
(4)Losses included in general and administrative expense.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	September 30, 2021				December 31, 2020
Unobservable Input	Range of inputs			Weighted Average	Range of inputs			Weighted Average
IRLCs:
Pull-through rate	3.0%	-	99.9%	76.1%	2.8%	-	99.9%	70.5%

Servicing rights
Discount rate(1)	4.7%	-	9.1%	6.0%	5.0%	-	10.0%	6.2%
Prepayment rate(1)	8.6%	-	19.0%	10.1%	13.4%	-	34.8%	14.0%
Cost to service (per loan)	$70	-	$126	$84	$71	-	$139	$89
(1)The Company estimates the fair value of MSRs using an option-adjusted spread (“OAS”) model, which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Company’s prepayment model, and then discounts these cash flows at risk-adjusted rates.

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of September 30, 2021 or December 31, 2020.

Financial Statement Items Measured at Amortized Cost

Warehouse lines - The Company’s warehouse lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, term notes, and senior notes. The Company’s secured credit facilities and term notes accrue interest at a stated rate of 30-day or 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of September 30, 2021 and December 31, 2020. Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 were estimated using the quoted market prices at September 30, 2021. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. Warehouse lines and secured debt obligations were secured by sufficient collateral with fair value that exceeded the liability amount recorded on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward delivery contracts	$126,084	$(50,843)	$75,241	$—	$(88,040)	$(12,799)
Total Assets	$126,084	$(50,843)	$75,241	$—	$(88,040)	$(12,799)

Liabilities:
Forward delivery contracts	$50,882	$(50,843)	$39	$—	$(30)	$9
Put options on treasuries	10,889	—	10,889	—	—	10,889
Interest rate swap futures	31,063	—	31,063	—	—	31,063
Warehouse lines of credit	8,212,142	—	8,212,142	(8,212,142)	—	—
Secured debt obligations (1)	325,089	—	325,089	(325,089)	—	—
Total Liabilities	$8,630,065	$(50,843)	$8,579,222	$(8,537,231)	$(30)	$41,961
(1)Secured debt obligations as of September 30, 2021 included the Secured Credit Facilities, GMSR VFN, Term Notes, and 2020-VF1 Notes.

	December 31, 2020
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward delivery contracts	$71,029	$(70,922)	$107	$—	$—	$107
Interest rate swap futures	483	—	483	—	—	483
Total Assets	$71,512	$(70,922)	$590	$—	$—	$590

Liabilities:
Forward delivery contracts	$234,488	$(70,922)	$163,566	$—	$—	$163,566
Put options on treasuries	4,299	—	4,299	—	—	4,299
Warehouse lines of credit	6,577,429	—	6,577,429	(6,577,429)	—	—
Secured debt obligations (1)	223,593	—	223,593	(223,593)	—	—
Total Liabilities	$7,039,809	$(70,922)	$6,968,887	$(6,801,022)	$—	$167,865
(1)Secured debt obligations as of December 31, 2020 included the GMSR VFN, Term Notes, and 2020-VF1 Notes.
The Company has entered into agreements with counterparties, which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. In certain circumstances, the Company is r\equired to provide certain counterparties financial instruments and cash collateral against derivative financial instruments, warehouse lines of credit or debt obligations. Cash collateral is held in margin accounts and included in restricted cash on the Company's consolidated balance sheets.

NOTE 5 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Conforming - fixed	$5,764,345	66%	$5,223,177	78%
Conforming - ARM	192,737	2	260	—
Government - fixed	990,566	12	1,108,936	16
Government - ARM	68,973	1	45,243	1
Other - residential mortgage loans	1,659,792	19	312,954	5
Consumer loans	2,020	—	2,541	—
	8,678,433	100%	6,693,111	100%
Fair value adjustment	195,303		262,313
Total	$8,873,736		$6,955,424

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$9,120,653	$3,303,438	$6,955,424	$3,681,840
Origination and purchase of loans	31,902,260	27,101,570	107,717,154	63,183,309
Sales	(32,200,708)	(25,598,952)	(106,414,376)	(62,192,701)
Repurchases	138,666	36,767	802,366	145,049
Principal payments	(53,316)	(6,820)	(119,822)	(43,306)
Fair value (loss) gain	(33,819)	52,361	(67,010)	114,173
Balance at end of period	$8,873,736	$4,888,364	$8,873,736	$4,888,364

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Premium from loan sales	$674,782	$968,550	$1,552,668	$2,125,730
Servicing rights	345,882	262,401	1,302,884	574,768
Unrealized gains (losses) from derivative assets and liabilities	42,984	195,383	(139,483)	498,090
Realized (losses) gains from derivative assets and liabilities	(156,514)	(184,861)	194,035	(456,969)
Discount points, rebates and lender paid costs	(49,585)	(38,198)	(193,043)	(72,031)
Fair value (loss) gain	(33,818)	52,361	(67,010)	114,173
Provision for loan loss obligations for loans sold	(2,456)	(4,495)	(2,723)	(16,621)
Total gain on origination and sale of loans, net	$821,275	$1,251,141	$2,647,328	$2,767,140

The Company had $36.9 million and $25.8 million of loans held for sale on non-accrual status as of September 30, 2021 and December 31, 2020, respectively.

NOTE 6 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	September 30, 2021	December 31, 2020
Conventional	$112,166,336	$74,459,448
Government	33,138,846	28,471,810
Total servicing portfolio	$145,305,182	$102,931,258

A summary of the unpaid principal balance underlying servicing rights is as follows:

	September 30, 2021	December 31, 2020
Current loans	$143,345,702	$100,358,713
Loans 30 - 89 days delinquent	455,284	709,946
Loans 90 or more days delinquent or in foreclosure	1,504,196	1,862,599
Total servicing portfolio (1)	$145,305,182	$102,931,258

(1)At September 30, 2021 and December 31, 2020, 1.1% and 2.4%, respectively, of the servicing portfolio was in forbearance as a result of payment relief efforts afforded to borrowers under the Coronavirus Aid, Relief, and Economic Security Act and other regulatory guidance.

A summary of the changes in the balance of servicing rights is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,776,395	$569,927	$1,124,302	$444,443
Additions	345,882	262,401	1,302,884	574,768
Sales proceeds, net	(182,892)	(2,319)	(365,680)	(9,620)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(3,461)	(3,009)	98,295	(112,059)
Other changes in fair value (1)	(99,230)	(50,007)	(323,107)	(120,539)
Balance at end of period (2)	$1,836,694	$776,993	$1,836,694	$776,993

(1)Other changes in fair value include fall out and decay from loan payoffs and principal amortization.
(2)Balance is net of $4.8 million and $3.5 million of servicing rights liability at September 30, 2021 and 2020, respectively.

The following is a summary of the components of servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual servicing fees	$99,640	$46,234	$271,374	$112,917
Late, ancillary and other fees	2,789	2,172	8,364	8,603
Total servicing fee income	$102,429	$48,406	$279,738	$121,520

The following is a summary of the components of changes in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Changes in fair value:
Due to changes in valuation inputs or assumptions	$(3,461)	$(3,009)	$98,295	$(112,059)
Other changes in fair value (1)	(99,230)	(50,007)	(323,107)	(120,539)
Realized losses on sales of servicing rights	(14,218)	(2,606)	(8,224)	(2,549)
Net (loss) gain from derivatives hedging servicing rights	(21,553)	26,309	(94,158)	125,330
Changes in fair value of servicing rights, net	$(138,462)	$(29,313)	$(327,194)	$(109,817)
(1) Other changes in fair value include fall out and decay from loan payoffs and principal amortization.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Servicing Rights Sensitivity Analysis	September 30, 2021	December 31, 2020
Fair Value of Servicing Rights, net	$1,836,694	$1,124,302
Change in Fair Value from adverse changes:
Discount Rate:
Increase 100 basis points	(80,001)	(45,745)
Increase 200 basis points	(153,883)	(87,800)
Cost of Servicing:
Increase 10%	(18,600)	(11,556)
Increase 20%	(37,284)	(23,112)
Prepayment Speed:
Increase 10%	(66,889)	(63,351)
Increase 20%	(130,552)	(122,294)

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

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
September 30, 2021:
Interest rate lock commitments	$16,362,632	Derivative asset, at fair value	$266,118	$—
Interest rate lock commitments	2,020,206	Derivative liabilities, at fair value	—	6,908

Forward sales contracts	38,373,245	Derivative asset, at fair value	75,241	—
Forward sales contracts	203,024	Derivative liabilities, at fair value	—	39

Put options on treasuries		Derivative asset, at fair value	—	—
Put options on treasuries	36,950	Derivative liabilities, at fair value	—	10,889

Interest rate swap futures		Derivative asset, at fair value	—	—
Interest rate swap futures	12,235	Derivative liabilities, at fair value	—	31,063
Total derivative financial instruments			$341,359	$48,899

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2020:
Interest rate lock commitments	$31,365,494	Derivative asset, at fair value	$647,349	$—
Interest rate lock commitments	99,635	Derivative liabilities, at fair value	—	304

Forward sales contracts	44,694	Derivative asset, at fair value	107	—
Forward sales contracts	54,397,834	Derivative liabilities, at fair value	—	163,566

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	27,803	Derivative liabilities, at fair value	—	4,299

Interest rate swap futures	2,350	Derivative asset, at fair value	483	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
Total derivative financial instruments			$647,939	$168,169

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

The following summarizes the realized and unrealized net gains and (losses) on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	Statements of Operations Location	2021	2020	2021	2020
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(73,871)	$202,144	$(387,835)	$593,450
Forward sales contracts (1)	Gain on origination and sale of loans, net	(29,867)	(181,681)	477,215	(530,186)
Interest rate swap futures	Gain on origination and sale of loans, net	(29,683)	534	(81,891)	(5,739)
Put options	Gain on origination and sale of loans, net	19,891	(10,475)	47,063	(16,404)
Forward sales contracts (1)	Change in fair value of servicing rights, net	(5,838)	28,290	(84,842)	106,315
Interest rate swap futures	Change in fair value of servicing rights, net	(14,033)	(1,350)	(6,855)	20,274
Put options	Change in fair value of servicing rights, net	(1,682)	(631)	(2,461)	(1,259)
Total realized and unrealized (losses) gains on derivative financial instruments		$(135,083)	$36,831	$(39,606)	$166,451
(1)Amounts include pair-off settlements.

NOTE 8 – VARIABLE INTEREST ENTITIES

The determination of whether the assets and liabilities of the VIEs are consolidated in the consolidated balance sheets or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement, if any, with the VIE. The Company is deemed the primary beneficiary and therefore consolidates VIEs for which it has both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) benefits, as defined, from the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. The Company did not provide any non-contractual financial support to VIEs for both the nine months ended September 30, 2021 and year ended December 31, 2020.

Consolidated VIEs

The Company’s consolidated VIEs currently include VIEs established for its securitization activities. The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s consolidated VIEs.

	September 30, 2021	December 31, 2020
Assets
Loans held for sale, at fair value	$2,462,653	$1,595,442
Restricted cash	—	170,413
Servicing rights, at fair value	379,850	300,465
	$2,842,503	$2,066,320

Liabilities
Warehouse and other lines of credit	$2,399,544	$1,699,803
Debt obligations, net	214,008	213,640
	$2,613,552	$1,913,443

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

	September 30, 2021
	Carrying value of variable interests		Maximum exposure to loss in non-consolidated VIEs	Total assets in VIEs
	Assets	Liabilities
Retained interests(1)	$56,412	$—	$56,412	$1,085,924
Investments in joint ventures	18,353	—	18,353	12,295
	$74,765	$—	$74,765

	December 31, 2020
	Carrying value of variable interests		Maximum exposure to loss in non-consolidated VIEs	Total assets in VIEs
	Assets	Liabilities
Investments in joint ventures	$17,528	$—	$17,528	$15,342
(1)Carrying value of retained interests is included within trading securities on the consolidated balance sheets.

Retained interests

During the second and third quarters of 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The trading securities retained represent a variable interest in the securitization. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the trading securities.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $3.0 million and $8.1 million for the three and nine months ended September 30, 2021, respectively and $2.9 million and $6.7 million for the three and nine months ended September 30, 2020, respectively.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At September 30, 2021, the Company is a party to 15 lines of credit with lenders providing $11.1 billion of warehouse and revolving credit facilities. The warehouse and revolving credit facilities are used to fund, and are secured by, residential mortgage loans held for sale. Interest expense on warehouse and revolving lines of credit is recorded to interest expense on the consolidated statements of operations.

The warehouse and revolving lines of credit are repaid using proceeds from the sale of loans. The base interest rates on the Company’s warehouse lines bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. Some of the lines carry additional fees in the form of annual facility fees charged on the total line amount, commitment fees charged on the committed portion of the line and non-usage fees charged when monthly usage falls below a certain utilization percentage. The weighted average interest rate at September 30, 2021 totaled 2.06%. The Company’s warehouse lines are scheduled to expire through 2023 under one or two year terms and all lines are subject to renewal based on an annual credit review conducted by the lender. The Company’s securitization facilities’ notes have two to three year terms and were due October 2021, October 2022, December 2023, February 2024, and April 2024.

The base interest rates for all warehouse lines of credit are subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. Certain of the warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of September 30, 2021 and December 31, 2020, there was $7.0 million and $6.7 million, respectively, held in these accounts which are recorded as a component of restricted cash on the consolidated balance sheets.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum distribution requirement, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. As of September 30, 2021, the Company was in compliance with all warehouse lending related covenants.

Securitization Facilities

In May 2019, the Company issued notes through a securitization facility (“2019-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2019-1 Securitization Facility is secured by newly originated, first-lien, fixed rate or adjustable rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae or Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2019-1 Securitization Facility issued $300.0 million in notes and certificates that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2019-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default. In May 2021, the Company fully repaid the notes and certificates of the 2019-1 Securitization Facility.

In October 2019, the Company issued notes through an additional securitization facility (“2019-2 Securitization Facility”) backed by a revolving warehouse line of credit. The 2019-2 Securitization Facility is secured by newly originated, first-lien, fixed rate or adjustable rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae or Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2019-2 Securitization Facility issued $300.0 million in notes and certificates that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2019-2 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default. In October 2021, the Company fully repaid the notes and certificates of the 2019-2 Securitization Facility.

In October 2020, the Company issued notes through an additional securitization facility (“2020-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2020-1 Securitization Facility is secured by newly originated, first-lien, residential mortgage loans eligible for purchase by Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2020-1 Securitization Facility issued $600.0 million in notes and certificates that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2020-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

In December 2020, the Company issued notes through an additional securitization facility (“2020-2 Securitization Facility”) backed by a revolving warehouse line of credit. The 2020-2 Securitization Facility is secured by newly originated, first-lien, fixed rate residential mortgage loans eligible for purchase by the GSEs or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2020-2 Securitization Facility issued $500.0 million in notes and certificates that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2020-2

Securitization Facility will terminate on the earlier of (i) the three year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

In February 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-1 Securitization Facility is secured by newly originated, first-lien, fixed-rate or adjustable-rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-1 Securitization Facility issued $500.0 million in notes that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2021-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

In April 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-2 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-2 Securitization Facility is secured by newly originated, first-lien, fixed-rate or adjustable-rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-2 Securitization Facility issued $500.0 million in notes that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2021-2 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default.

The following table presents certain information on warehouse borrowings:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	September 30, 2021	December 31, 2020
Facility 1(1) (2)	$1,000,000	$500,000	$1,500,000	10/29/2021	$1,327,881	$1,665,005
Facility 2(3)	—	600,000	600,000	9/26/2022	378,870	226,891
Facility 3	—	500,000	500,000	4/19/2022	341,899	206,863
Facility 4(4)	100,000	300,000	400,000	10/6/2021	262,104	335,096
Facility 5(3)	—	200,000	200,000	N/A	244	—
Facility 6(3)(5)	100,000	1,000,000	1,100,000	10/11/2021	989,433	626,741
Facility 7(6)	750,000	1,250,000	2,000,000	5/5/2023	1,555,688	919,068
Facility 8(7)	—	—	—	5/14/2021	—	300,000
Facility 9(7)	300,000	—	300,000	10/23/2021	300,000	299,803
Facility 10	—	850,000	850,000	N/A	365,145	358,761
Facility 11(8)	600,000	—	600,000	10/25/2022	600,000	600,000
Facility 12(8)	500,000	—	500,000	12/17/2023	499,544	500,000
Facility 13	—	1,000,000	1,000,000	9/23/2022	386,920	259,247
Facility 14(7)	—	—	—	2/10/2021	—	279,954
Facility 15(8)	500,000	—	500,000	2/2/2024	500,000	—
Facility 16(8)	500,000	—	500,000	4/23/2024	500,000	—
Facility 17	—	500,000	500,000	9/22/2022	204,414	—
Total	$4,350,000	$6,700,000	$11,050,000		$8,212,142	$6,577,429
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)In October 2021, this facility was extended to mature in October 2022.

(3)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(4)In October 2021, this facility was extended to mature in November 2021.
(5)In October 2021, this facility was extended to mature in December 2021.
(6)In addition to the outstanding balance secured by mortgage loans, the Company has $15.0 million outstanding to finance servicing rights included within debt obligations in the consolidated balance sheets.
(7)This facility expired.
(8)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.

The following table presents certain information on warehouse borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Maximum outstanding balance during the period	$9,078,257	$4,622,250	$9,180,276	$4,622,250
Average balance outstanding during the period	8,515,189	3,633,792	8,066,303	3,433,434
Collateral pledged (loans held for sale)	8,675,750	4,805,413	8,675,750	4,805,413
Weighted average interest rate during the period	2.22%	2.41%	2.25%	2.65%

NOTE 10 – DEBT OBLIGATIONS

The following table presents certain information on outstanding debt.

	Outstanding Balance
	September 30, 2021	December 31, 2020
Secured debt obligations, net:
Secured credit facilities	$99,707	$—
2020-VF1 Notes	10,382	7,571
GMSR VFN	15,000	15,000
Term notes	199,008	198,640
Total secured debt obligations, net	324,097	221,211
Unsecured debt obligations, net:
Senior notes	1,084,654	491,255
Total unsecured debt obligations, net	1,084,654	491,255
Total debt obligations, net	$1,408,751	$712,466

Secured Credit Facilities

Original Secured Credit Facility. The Company entered into a $25.0 million revolving secured credit facility (the “Original Secured Credit Facility”) in October 2014 to finance servicing rights and for other working capital needs and general corporate purposes. The Company has entered into subsequent amendments with the lender to increase and decrease the size of the facility and extend the maturity date. The Original Secured Credit Facility is secured by servicing rights and accrues interest at a base rate per annum of 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. As of September 30, 2021, there was $48.0 million outstanding on the Original Secured Credit Facility with a maturity of June 2022. At September 30, 2021, capacity under the facility was $268.0 million and the Company had pledged $816.8 million in fair value of servicing rights as collateral to secure the outstanding advances. Advances for servicing rights are determined using a borrowing base formula calculated against the fair market value of the pledged servicing rights. Under the Original Secured

Credit Facility, the Company is required to satisfy certain financial covenants, including minimum tangible net worth, minimum liquidity, maximum leverage and debt service coverage. As of September 30, 2021, the Company was in compliance with all such covenants.

Second Secured Credit Facility. The Company amended one of its warehouse line facilities to provide a $50.0 million sub-limit to finance servicing rights and for other working capital needs and general corporate purposes (the “Second Secured Credit Facility”) in May 2015. In March 2021, we terminated the sub-limit on this facility.

Securities Financing

In June 2021, the Company entered into a master repurchase agreement to finance securities retained in a securitization ("Securities Financing"). During the third quarter of 2021, the Company entered into two additional master repurchase agreements for Securities Financing. The Securities Financing has an advance rate between 60% and 92% based on the class of security and accrues interest at a rate of 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin. At September 30, 2021, there was $51.7 million in Securities Financing outstanding.

2020-VF1 Notes

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust issued up to $130.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in September 2022 (unless earlier redeemed in accordance with their terms). The 2020-VF1 Notes are secured by LDLLC's rights to reimbursement for advances made pursuant to Fannie Mae and Freddie Mac requirements. At September 30, 2021, there was $10.4 million in the Advance Receivables Trust outstanding. Under this facility, the Company is required to satisfy certain financial covenants including minimum levels of tangible net worth and liquidity and maximum levels of consolidated leverage. As of September 30, 2021, the Company was in compliance with all such covenants.

GMSR VFN

The Company entered into a master repurchase agreement with one of its wholly-owned subsidiaries, loanDepot GMSR Master Trust (“GMSR Trust”) in August 2017 to finance Ginnie Mae mortgage servicing rights (the “GNMA MSRs”) owned by the Company (the “GNMA MSR Facility”) pursuant to the terms of a base indenture (the “GNMA MSR Indenture”). The Company pledged participation certificates representing beneficial interests in GNMA MSRs to the GMSR Trust. The Company is party to an acknowledgment agreement with Ginnie Mae whereby we may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors variable funding notes or one or more series of term notes, in each case secured by the participation certificates relating to the GNMA MSRs held by the GMSR Trust. In August 2017, the Company, through the GMSR Trust, issued a variable funding note (the “GMSR VFN”) in the initial amount of $65.0 million. The maximum amount of the GMSR VFN is $150.0 million. The GMSR VFN is secured by GNMA MSRs and bears interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum. The Company has entered into subsequent agreements to amend certain terms of the GMSR VFN and extend the maturity date. As of September 30, 2021, there was $15.0 million in GMSR VFN outstanding. In October 2021, the maturity date was extended to November 2021. Under this facility, the Company is required to satisfy certain financial covenants. As of September 30, 2021, the Company was in compliance with all such covenants.

Term Notes

In October 2018, the GMSR Trust was amended and restated for the purpose of issuing the Series 2018-GT1 Term Notes (“Term Notes”). The Term Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in October 2023 or, if extended pursuant to the terms of the related indenture supplement, October 2025 (unless earlier redeemed in accordance with their terms). At September 30, 2021, there was $199.0 million in Term Notes outstanding, net of $1.0 million in deferred financing costs. Under this facility, the Company is required to satisfy certain financial covenants. As of September 30, 2021, the Company was in compliance with all such covenants.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. At any time prior to November 1, 2022, we may redeem some or all of the 2025 Senior Notes at a price equal to 100% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. We may also redeem the 2025 Senior Notes at our option, in whole or in part, at any time on or after November 1, 2022 at various redemption prices. In addition, subject to certain conditions at any time prior to November 1, 2022, we may redeem up to 40% of the principal amount of the 2025 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.50% of the principal amount of the 2025 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At September 30, 2021, there was $492.8 million in 2025 Senior Notes outstanding, net of $7.2 million in deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, we may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. We may also redeem the 2028 Senior Notes at our option, in whole or in part, at any time on or after April 1, 2024 at various redemption prices. In addition, subject to certain conditions at any time prior to April 1, 2024, we may redeem up to 40% of the principal amount of the 2028 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the 2028 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At September 30, 2021, there was $591.9 million in 2028 Senior Notes outstanding, net of $8.1 million in deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on 30-day or 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin ranging from 0.45% - 4.75%.

NOTE 11 – INCOME TAXES

The components of the provision for income taxes are summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total income before income taxes and non-controlling interest	$178,985	$728,916	655,624	1,467,396
Provision for income taxes	24,708	567	47,210	1,457
Effective tax provision rate	13.8%	0.1%	7.2%	0.1%

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

As of September 30, 2021, the Company had a deferred tax asset before any valuation allowance of $56 thousand and a deferred tax liability of $202.3 million. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of September 30, 2021 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under the TRA as a result of the offering transaction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at September 30, 2021 and December 31, 2020 using the combined federal and state rate (less federal benefit) of 26%. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2021, the Company did not have a valuation allowance on any deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $27.9 million as of September 30, 2021, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction, refer to Note 16- Commitments and Contingencies, for further information on the TRA liability.

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

Fees earned, costs incurred, and amounts payable to or receivable from joint ventures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loan processing and administrative services fee income	$3,650	$3,835	$10,757	$10,017
Loan origination broker fees expense	22,749	21,456	63,457	55,323

	September 30, 2021	December 31, 2020
Amounts (payable) receivable from joint ventures	$(3,307)	$2,196

The Company paid management fees to a shareholder of the Company of $0.2 million during the nine months ended September 30, 2021 and $0.2 million and $0.8 million during the three and nine months ended September 30, 2020, respectively. The Company paid consulting fees to a shareholder of the Company of $16 thousand and $57 thousand during the three and nine months ended September 30, 2021. The Company employed certain individuals who provided services to a shareholder whose salaries totaled $78 thousand and $0.3 million during the three and nine months ended September 30, 2021 and $51 thousand and $0.2 million during three and nine months ended September 30, 2020, respectively.

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

The noncontrolling interest of $1.1 billion and $1.7 billion as of September 30, 2021 and December 31, 2020, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The following table summarizes the ownership of LD Holdings as of September 30, 2021.

Holding Member Interests:	Holdco Units	Ownership Percentage
loanDepot, Inc.	132,962,858	43.08%
Continuing LLC Members	175,668,642	56.92%
Total	308,631,500	100.00%

NOTE 14 – STOCK-BASED COMPENSATION

The stock-based compensation expense recognized on all share-based awards was $2.6 million and $64.3 million for the three and nine months ended September 30, 2021 and $0.9 million and $7.6 million for the three and nine months ended September 30, 2020. As of September 30, 2021, there was $32.1 million of unrecognized compensation related to all unvested awards.

LDI Awards

Effective upon the completion of the IPO, the Company adopted the 2021 Plan. The 2021 Plan allows for the grant of stock options, restricted stock, RSUs, and stock appreciation rights. The Company reserved a total of 16,250,000 shares of common stock for issuance pursuant to the 2021 Plan, which amount shall be increased on the first day of each fiscal year during the term of the 2021 Plan commencing with the 2022 fiscal year by (1) 2% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (ii) a lesser amount determined by the Company's board of directors. There are currently only RSUs granted under the 2021 Plan. The following is a summary of RSU activity for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021		2021
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested - beginning of period	1,069,573	$22.02	—	$—
Granted	516,234	10.40	3,884,350	23.05
Vested	(14,654)	14.06	(2,248,197)	26.29
Forfeited/Cancelled	—	—	(65,000)	26.45
Unvested - end of period	1,571,153	18.27	1,571,153	18.27

Total compensation expense for the LDI awards was $1.9 million and $62.3 million for the three and nine months ended ended September 30, 2021, respectively. Unrecognized compensation expense related to these RSUs was $25.6 million and is expected to be recognized over a weighted average period of 3.64 years.

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

The following table presents a summary of the changes in awards subsequent to the conversion into Class A Holdco Units for the three and nine months ended ended September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	14,650,795	$0.50	19,632,883	$0.50
Granted	—	—	—	—
Vested	(1,420,510)	0.49	(4,816,920)	0.51
Forfeited/Cancelled	(90,704)	0.50	(1,676,382)	0.52
Unvested - end of period	13,139,581	0.50	13,139,581	0.50

The following table presents a summary of the changes in Class Z, Class Y, Class X, Class W and Class V Common Units for the period January 1, 2021 through February 10, 2021 prior to the conversion to Class A Holdco Units described above and for the three and nine months ended September 30, 2020.

	January 1, 2021 through February 10, 2021

	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	610,497,758	$0.016
Vested	(12,656,379)	0.016
Forfeited/Cancelled	(3,552,286)	0.016
Unvested - end of period	594,289,093	0.016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	745,740,350	$0.016	100,679,480	$0.006
Granted	—	—	1,227,342,174	0.016
Vested	(26,693,033)	0.016	(533,303,418)	0.016
Forfeited/Cancelled	—	—	(75,670,919)	0.013
Unvested - end of period	719,047,317	0.016	719,047,317	0.016

The following assumptions were used for the grants during the nine months ended September 30, 2020:

Risk-free interest rate	0.30%
Expected life	1.7 years
Expected volatility	160.0 - 175.0%

Total compensation expense associated with the Holdco Units was $0.7 million and $2.1 million for the three and nine months ended September 30, 2021 and $0.9 million and $7.6 million for the three and nine months ended September 30, 2020, respectively.

At September 30, 2021 and December 31, 2020, the total unrecognized compensation cost related to unvested Holdco unit grants was $6.5 million and $9.5 million, respectively. This cost is expected to be recognized over the next 2.99 years.

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
Earnings per share information has not been presented for the three and nine months ended September 30, 2020. The basic and diluted earnings per share period for the three and nine months ended September 30, 2021 represents the period after February 11, 2021, wherein the Company had outstanding Class A common stock and Class D common stock. There was no Class B common stock outstanding as of September 30, 2021.

The following table sets forth the calculation of basic and diluted earnings per share for the periods following the reorganization and IPO for Class A common stock and Class D common stock:

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Class A	Class D	Total	Class A	Class D	Total
Net income attributable to loanDepot, Inc.	$6,052	$45,423	$51,475	$9,233	$95,678	$104,911
Weighted average shares - basic	15,318,921	114,978,644	130,297,565	11,259,896	116,681,435	127,941,331

Earnings per share - basic	$0.40	$0.40	$0.40	$0.82	$0.82	$0.82

Net income allocated to common stockholders - diluted	$6,052	$45,423	$51,475	$9,233	$95,678	$104,911
Weighted average shares - diluted	15,318,921	114,978,644	130,297,565	11,259,896	116,681,435	127,941,331

Earnings per share - diluted	$0.40	$0.40	$0.40	$0.82	$0.82	$0.82

For the period from February 11, 2021 to September 30, 2021, 195,111,599 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted earnings per share. For the three months ended September 30, 2021, 191,579,524 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted earnings per share.

For the period from February 11, 2021 to September 30, 2021, 1,008,758 of RSUs were determined to be anti-dilutive, and thus excluded from the computation of diluted earnings per share. For the three months ended September 30, 2021, 1,405,281 of RSUs were determined to be anti-dilutive, and thus excluded from the computation of diluted earnings per share.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $336.5 million and $377.3 million at September 30, 2021 and December 31, 2020, respectively.

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

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. The parties participated in pre-litigation mediation in May 2021. The parties did not resolve the matter at mediation and a complaint has been filed with the Superior Court of the State of California, County of Orange on September 21, 2021. While the Company’s management does not believe these allegations have merit, defending such allegations could result in substantial costs and a diversion of management’s attention and resources.

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

Regulatory Requirements

The Company is subject to various capital requirements by the U.S. Department of Housing and Urban Development (“HUD”); lenders of the warehouse lines of credit; and secondary markets investors. Failure to maintain minimum capital requirements could result in the inability to participate in HUD-assisted mortgage insurance programs, to borrow funds from warehouse line lenders or to sell or service mortgage loans. As of September 30, 2021, the Company was in compliance with its selling and servicing capital requirements.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of September 30, 2021 and December 31, 2020 approximated $18.4 billion and $31.5 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 7 - Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The Company’s loan repurchase reserve for sold loans is reflected in accounts payable and accrued expenses. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties and other provisions for the three and nine months ended September 30, 2021 and 2020.

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$26,626	$25,430	$33,591	$17,677
Provision for loan losses	2,456	4,495	2,723	16,621
Payments, realized losses and other	(2,094)	(2,374)	(9,326)	(6,747)
Balance at end of period	$26,988	$27,551	$26,988	$27,551

TRA Liability

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $27.9 million as of September 30, 2021, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc.

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
•HUD. The eligibility requirements include a minimum adjusted net worth of $1.0 million plus 1% of the total volume in excess of $25.0 million of FHA Single Family Mortgages originated, underwritten, serviced, and/or purchased during the prior fiscal year, up to a maximum required adjusted net worth of $2.5 million.
•Fannie Mae, Freddie Mac and Ginnie Mae. The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

To the extent that these requirements are not met, the Company may be subject to a variety of regulatory actions which could have a material adverse impact on our results of operations and financial condition. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $112.5 million as of September 30, 2021. As of September 30, 2021, the Company was in compliance with the net worth, liquidity and other financial requirements of its selling and servicing requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part I. Item 1 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part II. “Item 1A. Risk Factors” and elsewhere in this Form 10-Q and Part I, Item 1A "Risk Factors" in our 2020 Form 10-K. Capitalized terms used but not otherwise defined herein have the meanings set forth in the our Form 10-K.
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
Key Factors Influencing Our Results of Operations
Market and Economic Environment
According to the Federal Reserve, residential mortgages represent the largest segment of the broader United States consumer finance market. In 2020, annual one-to-four family residential mortgage origination volume reached $4.1 trillion, with an average volume of $2.3 trillion over the last five years. According to the Mortgage Bankers Association, there was approximately $11.4 trillion of residential mortgage debt outstanding in the United States as of September 30, 2021 that is forecasted to increase to $12.2 trillion by the end of 2022.
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

Current Market Conditions:

◦Higher interest rates resulting in lower refinance transaction volumes.
◦Continuing strong demand for purchase transactions, which is somewhat adversely impacted by supply constraints on new and resale housing and seasonal slowdown in buying activity.
◦Increasing homeowners’ equity supports strong demand for cash-out refinance volume.
◦Decreasing number of borrowers experiencing distress, with lower delinquencies and fewer borrowers in forbearance.
◦Sharper focus on industry consolidation and expansion of ancillary products and services to capture additional revenue sources and expand customer engagement points.

Impact of the COVID-19 Pandemic
The financial markets demonstrated significant volatility due to the economic impacts of COVID-19 as interest rates fell to historic lows during 2020, which resulted in increased mortgage refinance originations and favorable margins during 2020. Our efficient and scalable platform enabled us to respond quickly to the increased market demand which resulted in record high loan originations during 2020. During 2021, the COVID-19 pandemic continues to bring risk and uncertainty to the economy, including the risk of unemployment, borrower delinquency rates, increased servicing advances, the health and safety of our workers, and our overall profitability and liquidity. As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered into forbearance plans including those under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). As of September 30, 2021, approximately 1.1%, or $1.6 billion UPB, of our servicing portfolio was in active forbearance. While these advance requirements may be significant at higher levels of forbearance, we believe we are very well-positioned in terms of our liquidity.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Financial statement data
Total revenue	$923,756	$1,368,930	$3,019,678	$3,013,780
Total expenses	744,771	640,014	2,364,054	1,546,384
Net income	154,277	728,349	608,414	1,465,939

Earnings per share of Class A and Class D common stock:
Basic	$0.40	N/A	$0.82	N/A
Diluted	$0.40	N/A	$0.82	N/A

Non-GAAP financial measures(1)
Adjusted total revenue	$948,770	$1,345,630	$3,015,540	$3,000,509
Adjusted net income	147,533	539,057	524,564	1,109,284
Adjusted EBITDA	238,261	745,579	805,622	1,554,480
Adjusted Diluted EPS	$0.46	N/A	$1.62	N/A

Loan origination and sales
Loan originations by channel:
Retail	$24,938,035	$21,714,870	$86,247,597	$50,591,416
Partner	7,047,770	5,442,799	21,711,525	12,773,383

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Total	$31,985,805	$27,157,669	$107,959,122	$63,364,799

Loan originations by purpose:
Purchase	$11,008,399	$8,546,295	$29,307,875	$18,487,155
Refinance	20,977,406	18,611,374	78,651,247	44,877,644
Total	$31,985,805	$27,157,669	$107,959,122	$63,364,799
Loan originations (units)	94,799	78,897	306,352	195,178

Licensed loan officers:
Retail	3,081	2,085	3,081	2,085
Partner	280	218	280	218
Total	3,361	2,303	3,361	2,303

Loans sold:
Servicing retained	$26,520,547	$24,402,497	$94,937,638	$53,196,607
Servicing released	5,672,551	1,195,252	11,474,587	8,958,562
Total	$32,193,098	$25,597,749	$106,412,225	$62,155,169
Loans sold (units)	95,735	75,222	302,764	192,197

Gain on sale margin	2.84%	4.87%	2.71%	4.63%
Gain on sale margin - retail	3.28	5.07	3.02	4.96
Gain on sale margin - partner	1.24	4.06	1.49	3.34
Pull through weighted gain on sale margin	2.99	3.72	3.13	3.73

IRLCs	$43,673,515	$49,280,386	$131,502,157	$111,273,261
IRLCs (units)	134,756	139,352	397,201	335,644

Pull through weighted lock volume	$30,354,123	$35,596,250	$93,603,559	$78,689,036

Servicing metrics
Total servicing portfolio (unpaid principal balance)	$145,305,182	$77,171,998	$145,305,182	$77,171,998
Total servicing portfolio (units)	469,019	272,701	469,019	272,701
60+ days delinquent ($)	$1,679,691	$2,073,862	$1,679,691	$2,073,862
60+ days delinquent (%)	1.16%	2.69%	1.16%	2.69%
Servicing rights at fair value, net(2)	$1,836,694	$776,993	$1,836,694	$776,993
Weighted average servicing fee (3)	0.30%	0.31%	0.30%	0.31%
Multiple(3) (4)	4.5	3.3	4.5	3.3
(1)Refer to the section titled “Non-GAAP Financial Measures” for a discussion and reconciliation of our Non-GAAP financial measures.
(2)Amount represents the fair value of servicing rights, net of servicing liabilities, which are included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.
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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2021	2020
	(Unaudited)
REVENUES:
Net interest income	$14,235	$1,900	$12,335	649.2%
Gain on origination and sale of loans, net	821,275	1,251,141	(429,866)	(34.4)
Origination income, net	86,601	71,740	14,861	20.7
Servicing fee income	102,429	48,406	54,023	111.6
Change in fair value of servicing rights, net	(138,462)	(29,313)	(109,149)	372.4
Other income	37,678	25,056	12,622	50.4
Total net revenues	923,756	1,368,930	(445,174)	(32.5)
EXPENSES:
Personnel expense	449,152	441,818	7,334	1.7
Marketing and advertising expense	131,971	60,435	71,536	118.4
Direct origination expense	49,559	33,465	16,094	48.1
General and administrative expense	50,013	52,372	(2,359)	(4.5)
Occupancy expense	9,686	9,997	(311)	(3.1)
Depreciation and amortization	8,688	8,585	103	1.2
Subservicing expense	22,879	22,820	59	0.3
Other interest expense	22,823	10,522	12,301	116.9
Total expenses	744,771	640,014	104,757	16.4
Income before income taxes	178,985	728,916	(549,931)	(75.4)
Provision for income taxes	24,708	567	24,141	4,257.7
Net income	154,277	728,349	(574,072)	(78.8)
Net income attributable to noncontrolling interests	102,802	728,349	(625,547)	(85.9)
Net income attributable to loanDepot, Inc.	$51,475	$—	$51,475	N/M

Net income was $154.3 million for the three months ended September 30, 2021, a decrease of $574.1 million, or 78.8% compared to the three months ended September 30, 2020, primarily from a $429.9 million decrease in gain on origination and sale of loans, net and a $104.8 million increase in total expenses. The overall low interest rate environment during the third quarter of 2021 resulted in an increase in mortgage loan origination volumes from the comparable 2020 period; however industry overcapacity and increased competitive pressure, particularly in the wholesale partner channel resulted in lower gain on sale margins. Total originations were $32.0 billion for the three months ended September 30, 2021, an increase of $4.8 billion, or 17.8% compared to $27.2 billion for the three months ended September 30, 2020.
Revenues

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was $821.3 million for the three months ended September 30, 2021, as compared to $1.3 billion for the three months ended September 30, 2020, representing a decrease of $429.9 million or 34.4%. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2021	2020
Premium from loan sales	$674,782	$968,550	$(293,768)	(30.3)%
Servicing rights	345,882	262,401	83,481	31.8
Unrealized (losses) gains from derivative assets and liabilities- IRLCs	(73,871)	202,144	(276,015)	(136.5)
Unrealized gains (losses) from derivative assets and liabilities- Hedging Instruments	116,855	(6,761)	123,616	(1,828.4)
Realized losses from derivative assets and liabilities- Hedging Instruments	(156,514)	(184,861)	28,347	(15.3)
Discount points, rebates and lender paid costs	(49,585)	(38,198)	(11,387)	29.8
Fair value (loss) gain	(33,818)	52,361	(86,179)	(164.6)
Provision for loan loss obligations for loans sold	(2,456)	(4,495)	2,039	(45.4)
Total gain on origination and sale of loans, net	$821,275	$1,251,141	$(429,866)	(34.4)

•     $674.8 million in net premiums realized upon the sale of loans to investors for the three months ended September 30, 2021, as compared to $968.6 million for the three months ended September 30, 2020, representing a decrease of $293.8 million or 30.3%. The decrease in net premiums realized upon the sale of loans to investors was a result of margin compression;
•    $345.9 million in retained servicing rights from loans sold to investors on a servicing-retained basis for the three months ended September 30, 2021, as compared to $262.4 million for the three months ended September 30, 2020, representing an increase of $83.5 million or 31.8%, which was driven by an increase in volume and higher servicing multiples on loans sold on a servicing-retained basis to $26.5 billion for the three months ended September 30, 2021, compared to $24.4 billion for the three months ended September 30, 2020;
•    $73.9 million of unrealized losses from IRLCs for the three months ended September 30, 2021, as compared to $202.1 million of unrealized gains for the three months ended September 30, 2020, representing a decrease of $276.0 million or 136.5%. The decrease was primarily due to lower gain on sale margins, partially offset by an increase in volume;
•     $39.7 million of realized and unrealized net losses from Hedging Instruments for the three months ended September 30, 2021, as compared to $191.6 million for the three months ended September 30, 2020. The decrease in loss was primarily due an increase in market rates and volume during the three months ended September 30, 2021 compared to the three months ended September 30, 2020; and

•    $33.8 million of fair value losses on LHFS for the three months ended September 30, 2021, as compared to $52.4 million of fair value gains for the three months ended September 30, 2020. The decrease was primarily attributable to increasing market interest rates and a higher average balance of LHFS.
Origination Income, Net. Origination income, net, was $86.6 million for the three months ended September 30, 2021, as compared to $71.7 million for the three months ended September 30, 2020, representing an increase of $14.9 million or 20.7%. The increase in origination income, net, between periods was primarily the result of an increase in loan origination and other loan fees attributable to the growth in loan origination volumes.
Servicing Fee Income. Servicing fee income was $102.4 million for the three months ended September 30, 2021, as compared to $48.4 million for the three months ended September 30, 2020, representing an increase of $54.0 million or 111.6%. The increase in servicing fee income between periods was the result of an increase of $71.2 billion in the average UPB of our servicing portfolio due to an increase in servicing-retained loan sales. Our average servicing portfolio increased to $138.7 billion for the three months ended September 30, 2021, as compared to $67.4 billion for the three months ended September 30, 2020.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net was a loss of $138.5 million for the three months ended September 30, 2021, as compared to $29.3 million for the three months ended September 30, 2020, representing an increase in loss of $109.1 million or 372.4% that was comprised of the following:
•     $25.0 million in unrealized fair value losses, net of hedging losses, on servicing rights for the three months ended September 30, 2021, as compared to $23.3 million in unrealized fair value gains, net of hedging gains for the three months ended September 30, 2020, primarily due to a decrease in prepayment speed assumptions and a larger servicing portfolio for the three months ended September 30, 2021 compared to the three months ended September 30, 2020;
•     $99.2 million in realized losses resulting from fallout and decay of the portfolio during the three months ended September 30, 2021 compared to $50.0 million for the three months ended September 30, 2020; and
•     $14.2 million in realized losses on sales of servicing rights associated with the sale of $13.5 billion in UPB during the three months ended September 30, 2021, as compared to $2.6 million associated with the sale of $167.3 million in UPB during the three months ended September 30, 2020.
Other Income. Other income was $37.7 million for the three months ended September 30, 2021, as compared to $25.1 million for the three months ended September 30, 2020, representing an increase of $12.6 million or 50.4%. The increase between periods was primarily the result of an increase of $13.7 million in escrow and title fee income due to increased mortgage loan settlement services.
Expenses
Personnel Expense. Personnel expense was $449.2 million for the three months ended September 30, 2021, as compared to $441.8 million for the three months ended September 30, 2020, representing an increase of $7.3 million or 1.7%. The increase between periods is the result of an increase of $17.9 million in commissions due to the increases in loan origination volumes, offset by decreases in salaries and benefits expense of $10.6 million. As of September 30, 2021, we had 11,664 employees compared to 8,614 employees as of September 30, 2020, representing a 35.4% year-over-year increase.
Marketing and Advertising Expense. Marketing and advertising expense was $132.0 million for the three months ended September 30, 2021, as compared to $60.4 million for the three months ended September 30, 2020, representing an increase of $71.5 million or 118.4%. The increase between periods was primarily the result of additional acquired leads, national television campaigns, and partnerships with Major League Baseball (MLB) and the Miami Marlins to increase brand awareness.
Direct Origination Expense. Direct origination expense was $49.6 million for the three months ended September 30, 2021, as compared to $33.5 million for the three months ended September 30, 2020, representing an increase of $16.1 million or 48.1%. The increase between periods was directly attributable to increased costs for underwriting, credit reports, appraisals, loan documents and other loan origination costs associated with increased loan origination volumes during the period.
Other Interest Expense. Other interest expense was $22.8 million for the three months ended September 30, 2021, as compared to $10.5 million for the three months ended September 30, 2020, representing an increase of $12.3 million or 116.9%. The increase between periods was the result of $906.9 million or 143.6% increase in average outstanding debt obligations, from a $1.1 billion increase in Senior Notes, partially offset by a $250.0 million decrease from repayment of our Unsecured Term Loan, $75.0 million decrease from repayment of our Convertible Debt, and $70.3 million decrease in Secured Credit Facilities.
Provision for Income Taxes. Provision for income taxes was $24.7 million for the three months ended September 30, 2021, as compared to $0.6 million for the three months ended September 30, 2020. Prior to the IPO, income taxes for LD Holdings at the consolidated level were primarily federal, state, and local taxes for ACT, a C Corporation. As part of the completion of the IPO, the Company became a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of LD Holdings.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2021	2020
	(Unaudited)
REVENUES:
Net interest income	$22,495	$9,268	$13,227	142.7%
Gain on origination and sale of loans, net	2,647,328	2,767,140	(119,812)	(4.3)
Origination income, net	280,824	167,554	113,270	67.6
Servicing fee income	279,738	121,520	158,218	130.2
Change in fair value of servicing rights, net	(327,194)	(109,817)	(217,377)	197.9
Other income	116,487	58,115	58,372	100.4
Total net revenues	3,019,678	3,013,780	5,898	0.2
EXPENSES:
Personnel expense	1,523,012	1,022,734	500,278	48.9
Marketing and advertising expense	355,730	173,628	182,102	104.9
Direct origination expense	146,553	88,627	57,926	65.4
General and administrative expense	149,984	120,565	29,419	24.4
Occupancy expense	28,956	29,437	(481)	(1.6)
Depreciation and amortization	25,827	27,122	(1,295)	(4.8)
Subservicing expense	76,731	52,154	24,577	47.1
Other interest expense	57,261	32,117	25,144	78.3
Total expenses	2,364,054	1,546,384	817,670	52.9
Income before income taxes	655,624	1,467,396	(811,772)	(55.3)
Provision for income taxes	47,210	1,457	45,753	3,140.2
Net income	608,414	1,465,939	(857,525)	(58.5)
Net income attributable to noncontrolling interests	503,503	1,465,939	(962,436)	(65.7)
Net income attributable to loanDepot, Inc.	$104,911	$—	$104,911	N/M

Net income was $608.4 million for the nine months ended September 30, 2021, a decrease of $857.5 million, or 58.5% compared to $1.5 billion for the nine months ended September 30, 2020. The decrease between periods was primarily driven by higher expenses of $817.7 million that included higher personnel expense to support higher loan originations and marketing expense to increase brand awareness, partially offset by a $5.9 million increase in revenue. Total originations were $108.0 billion for the nine months ended September 30, 2021, as compared to $63.4 billion for the nine months ended September 30, 2020, representing an increase of $44.6 billion or 70.4%.

Revenues

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was $2.6 billion for the nine months ended September 30, 2021, as compared to $2.8 billion for the nine months ended September 30, 2020, representing a decrease of $119.8 million or 4.3%. Gain on origination and sale of loans, net was comprised of the following components:

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2021	2020
Premium from loan sales	$1,552,668	$2,125,730	$(573,062)	(27.0)%
Servicing rights	1,302,884	574,768	728,116	126.7
Unrealized (losses) gains from derivative assets and liabilities- IRLCs	(387,835)	593,450	(981,285)	(165.4)
Unrealized gains (losses) from derivative assets and liabilities- Hedging Instruments	248,352	(95,360)	343,712	(360.4)
Realized gains (losses) from derivative assets and liabilities- Hedging Instruments	194,035	(456,969)	651,004	(142.5)
Discount points, rebates and lender paid costs	(193,043)	(72,031)	(121,012)	168.0
Fair value (loss) gain	(67,010)	114,173	(181,183)	(158.7)
Provision for loan loss obligation for loans sold	(2,723)	(16,621)	13,898	(83.6)
	$2,647,328	$2,767,140	$(119,812)	(4.3)

Changes in the components of gain on origination and sale of loans, net, during the nine months ended September 30, 2021 and 2020 were comprised of the following:
•     $1.6 billion in net premiums realized upon the sale of loans to investors for the nine months ended September 30, 2021, as compared to $2.1 billion for the nine months ended September 30, 2020, representing a decrease of $573.1 million or 27.0%. The decrease in net premiums realized upon the sale of loans to investors was a result of margin compression;
•    $1.3 billion in retained servicing rights from loans sold to investors on a servicing-retained basis for the nine months ended September 30, 2021, as compared to $574.8 million for the nine months ended September 30, 2020, representing an increase of $728.1 million or 126.7%, which was driven by an increase in volume and higher servicing multiples on loans sold on a servicing-retained basis to $94.9 billion for the nine months ended September 30, 2021, as compared to $53.2 billion for the nine months ended September 30, 2020;
•    $387.8 million of unrealized losses from IRLCs for the nine months ended September 30, 2021, as compared to $593.5 million in gains for the nine months ended September 30, 2020, representing a decrease of $981.3 million or 165.4%. The decrease was primarily due to increasing market rates during the nine months ended September 30, 2021 compared to decreasing market rates during the nine months ended September 30, 2020, partially offset by the increase in volume;
•     $442.4 million of realized and unrealized gains from Hedging Instruments for the nine months ended September 30, 2021, as compared to $552.3 million of losses for the nine months ended September 30, 2020. The increase reflects increasing market rates during the nine months ended September 30, 2021 coupled with increased volumes compared to decreasing market rates during the nine months ended September 30, 2020;
•    $193.0 million of rebates paid to borrowers and lender paid costs, net of discount points collected from borrowers for the origination of loans for the nine months ended September 30, 2021, as compared to $72.0 million for the nine months ended September 30, 2020, representing an increase of $121.0 million or 168.0%. The increase was primarily related to the increase in origination volumes between periods;
•    $67.0 million of fair value losses on LHFS for the nine months ended September 30, 2021, as compared to $114.2 million of fair value gains for the nine months ended September 30, 2020. The decrease reflects increasing market rates during the nine months ended September 30, 2021, compared to decreasing market rates during the nine months ended September 30, 2020; and

•    $2.7 million of provision for loan loss obligations recorded for loans sold during the nine months ended September 30, 2021, as compared to $16.6 million for the nine months ended September 30, 2020, representing a decrease of $13.9 million or 83.6% primarily due to an $8.0 million reversal during the first quarter of 2021 due to a decrease in estimated losses on repurchase requests and decreased severity of losses on repurchased loans.
Origination Income, Net. Origination income, net, was $280.8 million for the nine months ended September 30, 2021, as compared to $167.6 million for the nine months ended September 30, 2020, representing an increase of $113.3 million or 67.6%. The increase in origination income, net, between periods was primarily the result of an increase in loan originations and other loan fees attributable to the growth in loan origination volumes.
Servicing Fee Income. Servicing fee income was $279.7 million for the nine months ended September 30, 2021, as compared to $121.5 million for the nine months ended September 30, 2020, representing an increase of $158.2 million or 130.2%. The increase in servicing income between periods was the result of an increase of $75.4 billion in the average UPB of our servicing portfolio due to an increase in servicing-retained loan sales. Our average servicing portfolio increased to $128.1 billion for the nine months ended September 30, 2021, as compared to $52.7 billion for the nine months ended September 30, 2020.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net was a loss of $327.2 million for the nine months ended September 30, 2021, as compared to $109.8 million for the nine months ended September 30, 2020, the increase in loss was comprised of the following:
•     $323.1 million in realized losses resulting from increases in fallout and decay of the portfolio during the nine months ended September 30, 2021 compared to $120.5 million for the nine months ended September 30, 2020 due to the increase in average UPB of our servicing portfolio; and
•     $8.2 million in realized losses on sales of servicing rights associated with the sale of $27.9 billion in UPB during the nine months ended September 30, 2021, as compared to $2.5 million associated with the sale of $194.0 million in UPB during the nine months ended September 30, 2020.
•     $4.1 million in unrealized fair value gains, net of hedging losses, on servicing rights for the nine months ended September 30, 2021 compared to $13.3 million in unrealized fair value gains, inclusive of hedging gains, for the nine months ended September 30, 2020, reflects rising interest rates during the nine months ended September 30, 2021 compared to relatively flat interest rates for the nine months ended September 30, 2020;
Other Income. Other income was $116.5 million for the nine months ended September 30, 2021, as compared to $58.1 million for the nine months ended September 30, 2020, representing an increase of $58.4 million or 100.4%. The increase between periods was primarily the result of an increase of $59.3 million in escrow and title fee income due to increased mortgage loan settlement services.
Expenses
Personnel Expense. Personnel expense was $1.5 billion for the nine months ended September 30, 2021, as compared to $1.0 billion for the nine months ended September 30, 2020, representing an increase of $500.3 million or 48.9%. The increase between periods was primarily the result of an increase of $272.8 million in commissions due to the increase in loan origination volumes, coupled with increases in salaries and benefits expense of $227.5 million due to the increase in headcount to support the increased loan origination volumes. As of September 30, 2021, we had 11,664 employees, as compared to 8,614 employees as of September 30, 2020, representing a 35.4% year-over-year increase.
Marketing and Advertising Expense. Marketing and advertising expense was $355.7 million for the nine months ended September 30, 2021, as compared to $173.6 million for the nine months ended September 30, 2020, representing an increase of $182.1 million or 104.9%. The increase between periods was primarily the result of acquired leads, partnerships with MLB and the Miami Marlins, and national television campaigns to increase brand awareness.
Direct Origination Expense. Direct origination expense was $146.6 million for the nine months ended September 30, 2021, as compared to $88.6 million for the nine months ended September 30, 2020, representing an increase of $57.9 million or 65.4%. The increase between periods was directly attributable to increased costs for underwriting, credit reports, appraisals, loan documents, and other loan origination costs associated with increased loan origination volumes during the period.
General and Administrative Expense. General and administrative expense was $150.0 million for the nine months ended September 30, 2021, as compared to $120.6 million for the nine months ended September 30, 2020, representing an increase of $29.4 million or 24.4%. The increase between periods included a $24.3 million increase in professional services and consulting and a $6.0 million increase in IPO related expenses.
Subservicing Expense. Subservicing expense was $76.7 million for the nine months ended September 30, 2021, as compared to $52.2 million for the nine months ended September 30, 2020, representing an increase of $24.6 million or 47.1%. The increase between periods was the result of the $75.4 billion increase in our average servicing portfolio to $128.1 billion for the nine months ended September 30, 2021, as compared to $52.7 billion for the nine months ended September 30, 2020.
Other Interest Expense. Other interest expense was $57.3 million for the nine months ended September 30, 2021, as compared to $32.1 million for the nine months ended September 30, 2020, representing an increase of $25.1 million or 78.3%. The increase between periods was the result of a $689.5 million or 116.2% increase in average outstanding debt obligations resulting from a $1.1 billion increase in Senior Notes, partially offset by a $70.3 million decrease in Secured Credit Facilities, a $250.0 million decrease from repayment of our Unsecured Term Loan, and a $75.0 million decrease from repayment of our Convertible Debt. The increase in average outstanding debt obligations were partially offset by decreases in 30-day LIBOR between periods.
Provision for Income Taxes. Provision for income taxes was $47.2 million for the nine months ended September 30, 2021, as compared to $1.5 million for the nine months ended September 30, 2020. The increase in income taxes was the result of the Company’s IPO and becoming a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of LD Holdings.

 Financial Condition
September 30, 2021 Compared to December 31, 2020
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$506,608	$284,224	$222,384	78.2%
Restricted cash	97,805	204,465	(106,660)	(52.2)
Accounts receivable, net	68,050	138,122	(70,072)	(50.7)
Loans held for sale, at fair value	8,873,736	6,955,424	1,918,312	27.6
Derivative assets, at fair value	341,359	647,939	(306,580)	(47.3)
Servicing rights, at fair value	1,841,512	1,127,866	713,646	63.3
Trading securities	56,412	—	56,412	N/M
Property and equipment, net	103,556	85,002	18,554	21.8
Operating lease right-of-use asset	58,002	66,433	(8,431)	(12.7)
Prepaid expenses and other assets	108,720	77,241	31,479	40.8
Loans eligible for repurchase	632,722	1,246,158	(613,436)	(49.2)
Investments in joint ventures	18,353	17,528	825	4.7
Goodwill and intangible assets, net	42,443	42,826	(383)	(0.9)
Total assets	$12,749,278	$10,893,228	$1,856,050	17.0

LIABILITIES & EQUITY
Warehouse and other lines of credit	$8,212,142	$6,577,429	$1,634,713	24.9
Accounts payable, accrued expenses and other liabilities	715,615	446,370	269,245	60.3
Derivative liabilities, at fair value	48,899	168,169	(119,270)	(70.9)
Liability for loans eligible for repurchase	632,722	1,246,158	(613,436)	(49.2)
Operating lease liability	72,985	86,023	(13,038)	(15.2)
Debt obligations, net	1,408,751	712,466	696,285	97.7
Total liabilities	11,091,114	9,236,615	1,854,499	20.1
Equity	1,658,164	1,656,613	1,551	0.1
Total liabilities and equity	$12,749,278	$10,893,228	$1,856,050	17.0
Assets
Cash and Cash Equivalents. Cash and cash equivalents were $506.6 million as of September 30, 2021, as compared to $284.2 million as of December 31, 2020, representing an increase of $222.4 million or 78.2%. The increase between periods included net proceeds from the bulk sale of MSRs and net proceeds from debt obligations, partially offset by dividends and distributions.
Restricted Cash. Restricted cash was $97.8 million as of September 30, 2021, as compared to $204.5 million as of December 31, 2020 representing a decrease of $106.7 million or 52.2%. The decrease between periods was primarily the result of decreases in restricted cash pledged as collateral for our warehouse lines.

Accounts Receivable, Net. Accounts receivable, net, was $68.1 million as of September 30, 2021, as compared to $138.1 million as of December 31, 2020, representing a decrease of $70.1 million or 50.7%. The decrease between periods was primarily due to a decrease in margin call receivable, partially offset by an increase in MSR bulk sale receivable.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, were $8.9 billion as of September 30, 2021, as compared to $7.0 billion as of December 31, 2020, representing an increase of $1.9 billion or 27.6%. The increase during the nine months ended September 30, 2021 was primarily the result of originations of loans totaling $108.0 billion, offset by $106.4 billion in sales.
Derivative Assets, at Fair Value. Derivative assets, at fair value, were $341.4 million as of September 30, 2021, as compared to $647.9 million as of December 31, 2020, representing a decrease of $306.6 million or 47.3%. The decrease between periods included a $381.2 million decrease in IRLCs, partially offset by a $74.7 million increase in Hedging Instruments. At September 30, 2021, derivative assets included IRLCs with fair values and notional amounts of $266.1 million and $16.4 billion, respectively, compared to $647.3 million and $31.4 billion, respectively, at December 31, 2020.
Servicing Rights, at Fair Value. Servicing rights, at fair value, were $1.8 billion as of September 30, 2021, compared to $1.1 billion as of December 31, 2020, representing an increase of $713.6 million or 63.3%. The increase between periods included $1.3 billion in capitalized servicing rights from the sale of loans on a servicing-retained basis and a $98.3 million increase in estimated fair value due to a decrease in prepayment speed assumptions from increased interest rates, partially offset by a $365.7 million decrease in servicing rights from the sale of $27.9 billion in UPB of servicing rights and $323.1 million of principal amortization and prepayments.
Trading Securities. Trading securities of $56.4 million as of September 30, 2021 are associated with our Mello Mortgage Capital Acceptance securitizations completed in the second and third quarters of 2021. We retained a five percent economic interest in the credit risk of the assets collateralizing the securitization pursuant to the U.S. credit risk retention rules.
Loans Eligible for Repurchase. Loans eligible for repurchase were $632.7 million as of September 30, 2021, as compared to $1.2 billion as of December 31, 2020, representing a decrease of $613.4 million or 49.2%. The decrease between periods was primarily due to repurchases, partially offset by an increase in loans that were 90 days or more past due and eligible for repurchase.

Liabilities and Equity
Warehouse and Other Lines of Credit. Warehouse and other lines of credit were $8.2 billion as of September 30, 2021, as compared to $6.6 billion as of December 31, 2020, representing an increase of $1.6 billion or 24.9%. The increase between periods was the result of loan originations outpacing sales by $1.5 billion during the nine months ended September 30, 2021. For the nine months ended September 30, 2021, we originated and sold $108.0 billion and $106.4 billion, respectively, in loans. Our borrowing capacity under our Warehouse Lines increased to $11.1 billion at September 30, 2021 from 8.1 billion at December 31, 2020, primarily due to the addition of three new facilities and a $1.0 billion increase in existing facilities, partially offset by the repayment of two facilities.
Accounts Payable, Accrued Expenses and Other Liabilities. Accounts payable, accrued expenses and other liabilities were $715.6 million as of September 30, 2021, compared to $446.4 million as of December 31, 2020, representing an increase of $269.2 million or 60.3%. The increase between periods was primarily the result of a $202.3 million deferred tax liability related to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings as a result of the IPO, partially offset by a $114.7 million decrease in accrued compensation and benefits.
Derivative Liabilities, at Fair Value. Derivative liabilities, at fair value, were $48.9 million as of September 30, 2021, as compared to $168.2 million as of December 31, 2020, representing a decrease of $119.3 million or 70.9%. The decrease reflects a decline in forward commitment liabilities due to the rising rate environment during the first nine months of 2021, partially offset by increases in interest rate lock liabilities and option future liabilities. At September 30, 2021, the notional value and fair value of forward loan sale commitment liabilities was $203.0 million and $39 thousand, compared to $54.4 billion and $163.6 million at December 31, 2020.

Liability for Loans Eligible for Repurchase. Liability for loans eligible for repurchase was $632.7 million as of September 30, 2021, as compared to $1.2 billion as of December 31, 2020, representing a decrease of $613.4 million or 49.2%. The decrease between periods fluctuated with the decrease in the asset for loans eligible for repurchase.
Debt Obligations. Debt obligations were $1.4 billion as of September 30, 2021, as compared to $712.5 million as of December 31, 2020, representing an increase of $696.3 million or 97.7%. The increase between periods was primarily due to the issuances of the $600.0 million 2028 Senior Notes, $51.7 million Securities Financing and a $48.0 million increase in the Original Secured Credit Facility.
Equity. Total equity was $1.7 billion at September 30, 2021 and December 31, 2020. Net income of $608.4 million and stock-based compensation of $64.3 million were offset by dividends and distributions totaling $456.7 million, reductions to additional paid in capital of $201.7 million for deferred tax liabilities and other tax adjustments associated with the IPO and reorganization, and the repurchase of treasury shares, at cost of $12.8 million to net settle and withhold tax on vested RSUs.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments, warehouse lines and Secured Credit Facilities), fund new originations and purchases, meet servicing requirements, and make investments as we identify them. We forecast the need to have adequate liquid funds available to operate and grow our business. As of September 30, 2021, unrestricted cash and cash equivalents were $506.6 million and committed and uncommitted available capacity under our warehouse lines was $2.8 billion.
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
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of September 30, 2021, approximately 1.1%, or $1.6 billion UPB, of our servicing portfolio was in active forbearance compared to 2.4%, or $2.4 billion as of December 31, 2020. While these advance requirements have decreased from the higher levels during 2020, the economic impact of COVID-19 could continue to result in additional advance requirements related to forbearance plans.
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

We rely on the secondary mortgage market as a source of long-term capital to support our mortgage lending operations. Approximately 88% of the mortgage loans that we originated during the nine months ended September 30, 2021 were sold in the secondary mortgage market to Fannie Mae or Freddie Mac or, in the case of MBS guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA. We also sell loans to many private investors.
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
As of September 30, 2021, we had $11.1 billion of capacity under warehouse lines with fifteen counterparties, of which $4.4 billion was committed. Our $11.1 billion of capacity as of September 30, 2021 was comprised of $4.4 billion with maturities staggered throughout 2021, $3.2 billion maturing in 2022, $2.5 billion maturing in 2023, and $1.0 billion maturing in 2024. As of September 30, 2021,we had $8.2 billion of borrowings outstanding and $2.8 billion of additional availability under our facilities.
When we draw on the warehouse lines, we must pledge eligible loan collateral and make a capital investment, or “haircut,” upon financing the loans, which is generally determined by the type of collateral provided and the warehouse line terms. Our warehouse line providers require a haircut based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of September 30, 2021, we had $15.1 million in restricted cash posted as additional collateral with our warehouse lenders and securitization facilities, as compared to $190.6 million as of December 31, 2020.
Interest on our warehouse lines varies by facility and depends on the type of loan that is being financed or the period of time that a loan is transferred to our warehouse line counterparty. As of September 30, 2021, interest expense under our warehouse lines was generally based on 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin and in some cases a minimum interest rate and certain commitment and utilization fees apply. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan.
Our warehouse lines require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and net income. As of September 30, 2021, we were in compliance with all of our warehouse lending covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.
In addition to our warehouse lines, we fund our balance sheet through our secured and unsecured debt obligations. The availability and cost of funds to us can vary depending on market conditions. From time to time, and subject to any applicable laws or regulations, we may take steps to reduce or repurchase our debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The amount of debt, if any, that may be reduced or repurchased will depend on various factors, such as market conditions, trading levels of our debt, our cash positions, our compliance with debt covenants, and other considerations.

Secured debt obligations as of September 30, 2021 totaled $324.1 million net of $1.0 million of deferred financing costs, as compared to $221.2 million net of $2.4 million of deferred financing costs as of December 31, 2020. Secured debt obligations as of September 30, 2021 and December 31, 2020 included our 2020-VF1 Notes, GMSR VFN, Term Notes, and Securities Financing. The 2020-VF1 Notes are secured by loanDepot.com, LLC’s rights to reimbursement for advances made pursuant to Fannie Mae and Freddie Mac requirements and mature in September 2022 (unless earlier redeemed in accordance with their terms). The GMSR VFN is secured by Ginnie Mae mortgage servicing rights and matures in November 2021. The Securities Financing is secured by the trading securities which represent our retained interest in the credit risk of the assets collateralizing certain securitization transactions. The Term Notes are secured by certain participation certificates relating to Ginnie Mae mortgage servicing rights pursuant to the terms of a base indenture and mature in October 2023. Our secured debt obligations require us to satisfy certain financial covenants and we were in compliance with all such covenants as of September 30, 2021 and December 31, 2020.

Unsecured debt obligations as of September 30, 2021 totaled $1.1 billion net of $15.3 million of deferred financing costs, as compared to $491.3 million, net of $8.7 million of deferred financing costs as of December 31, 2020. Unsecured debt obligations as of September 30, 2021 and December 31, 2020 consisted of our Senior Notes. The increase in unsecured debt obligations was due to the issuance of the 2028 Senior Notes.

Dividends and Distributions
During the nine months ended September 30, 2021, we paid dividends and distributions of $419.7 million.
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
On May 13, 2021, we declared a regular cash dividend of $0.08 per share on our Class A common stock and Class D common stock. The board of directors of LD Holdings authorized a simultaneous cash dividend on its units. The dividend was paid on July 16, 2021 to the Company's stockholders of record as of the close of business on July 1, 2021.
On September 23, 2021, we declared a regular cash dividend of $0.08 per share on our Class A common stock and Class D common stock. The board of directors of LD Holdings authorized a simultaneous cash dividend on its units. The dividend was paid on October 18, 2021 to the Company's stockholders of record as of the close of business on October 4, 2021.
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

Contractual Obligations and Commitments
Our estimated contractual obligations as of September 30, 2021 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse lines	$8,212,142	$4,556,910	$3,655,232	$—	$—
Secured debt obligations	325,089	125,089	200,000	—	—
Senior notes	1,100,000	—	—	500,000	600,000
Operating lease obligations	84,749	26,515	36,184	14,650	7,400
Naming and promotional rights agreements	124,828	19,030	44,826	31,222	29,750
Total contractual obligations	$9,846,808	$4,727,544	$3,936,242	$545,872	$637,150

In addition to the above contractual obligations, we also had commitments to originate loans of $18.4 billion as of September 30, 2021. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above.
Off-Balance Sheet Arrangements
As of September 30, 2021, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.
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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total net revenue	$923,756	$1,368,930	$3,019,678	$3,013,780
Change in fair value of servicing rights net, of hedging gains and losses(1)	25,014	(23,300)	(4,138)	(13,271)
Adjusted total revenue	$948,770	$1,345,630	$3,015,540	$3,000,509
(1)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income to Adjusted Net Income (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income attributable to loanDepot, Inc.	$51,475	$—	$104,911	$—
Net income from the pro forma conversion of Class C common shares to Class A common shares(1)	102,802	728,349	503,503	1,465,939
Net income	154,277	728,349	608,414	1,465,939
Adjustments to the provision for income taxes(2)	(27,171)	(187,477)	(133,076)	(377,333)
Tax-effected net income	127,106	540,872	475,338	1,088,606
Change in fair value of servicing rights, net of hedging gains and losses(3)	25,014	(23,300)	(4,138)	(13,271)
Change in fair value - contingent consideration	(77)	19,670	(77)	32,650
Stock-based compensation expense and management fees	2,882	1,186	65,084	8,466
IPO expenses	(54)	—	6,041	—
Tax effect of adjustments(4)	(7,338)	629	(17,684)	(7,167)
Adjusted net income	$147,533	$539,057	$524,564	$1,109,284

(1)Reflects net income to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to income tax (benefit) reflect the effective income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.43	4.74	5.43	4.74
Effective income tax rate	26.43%	25.74%	26.43%	25.74%

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

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (1) (Dollars in thousands except per share) (Unaudited)	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Net income attributable to loanDepot, Inc.	$51,475	$104,911
Adjusted net income	147,533	524,564
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	130,297,565	127,941,331
Assumed pro forma conversion of Class C shares to Class A common stock (2)	191,579,524	195,111,599
Adjusted diluted weighted average shares outstanding	321,877,089	323,052,930
Diluted EPS	$0.40	$0.82
Adjusted Diluted EPS	0.46	1.62
(1)This non-GAAP measures was not applicable for the three or nine months ended September 30, 2020 as the IPO and reorganization transaction had not yet occurred.
(2)Reflects the assumed pro forma conversion of all outstanding shares of Class C common stock to Class A common stock.

Reconciliation of Net Income to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$154,277	$728,349	$608,414	$1,465,939
Interest expense — non-funding debt(1)	22,823	10,522	57,261	32,117
Income tax expense	24,708	567	47,210	1,457
Depreciation and amortization	8,688	8,585	25,827	27,122
Change in fair value of servicing rights, net of hedging gains and losses(2)	25,014	(23,300)	(4,138)	(13,271)
Change in fair value - contingent consideration	(77)	19,670	(77)	32,650
Stock-based compensation expense and management fees	2,882	1,186	65,084	8,466
IPO expenses	(54)	—	6,041	—
Adjusted EBITDA	$238,261	$745,579	$805,622	$1,554,480
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range between 10 and 60 days; and our average holding period of the loan from funding to sale was 15.8 days during the nine months ended September 30, 2021.
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
In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the nine months ended September 30, 2021 and 2020, we incurred no losses due to nonperformance by any of our counterparties.
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
Inflation Risk
Almost all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Additionally, our financial statements are prepared in accordance with GAAP and our activities and balance sheets are measured with reference to historical cost and/or fair value without considering inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 1, 2021, we issued to stockholders 1,606 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.
On August 2, 2021, we issued to stockholders 3,882,188 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

On September 1, 2021, we issued to stockholders 3,136,229 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

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

4.4
Indenture dated as of October 21, 2021, by and among Mello Warehouse Securitization Trust 2021-3, as issuer, loanDepot.com, LLC, as servicer, and U.S. Bank National Association, as indenture trustee, note calculation agent, standby servicer and initial securities intermediary.

10.1*	Amendment No. 24, dated June 22, 2021, by and between TIAA, FSB and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of March 20, 2014.

Exhibit No.	Description
10.2
Amendment No. 8, dated July 20, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Island Branch, Alpine Securitization LTD., and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of March 10, 2017.

10.3*	Amendment No. 25, dated August 3, 2021, by and between TIAA, FSB and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of March 20, 2014.
10.4
Amended and Restated Master Repurchase Agreement, dated as of August 11, 2021, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, and loanDepot.com, LLC.

10.5	Second Amended and Restated Master Repurchase Agreement, dated as of August 20 2021, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC.
10.6	Guaranty Agreement, dated as of August 20, 2021 by loanDepot.com, LLC in favor of Bank of America, N.A.
10.7	Amendment No. 16, dated August 20, 2021, by and between Bank of America, N.A. and loanDepot.com, LLC to the Amended and Restated Mortgage Loan Purchase and Sale Agreement, dated as of July 17, 2015.
10.8*	Amendment No. 26, dated September 3, 2021, by and between TIAA, FSB and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of March 20, 2014.
10.9
Master Repurchase Agreement and Securities Contract, dated September 23, 2021, by and among Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and loanDepot.com, LLC a Delaware limited liability company.

10.10
Amendment No. 2 to Series 2020-VF1 Indenture Supplement, dated as of September 23, 2021, by and among loanDepot Agency Advance Receivables Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent, custodian and securities intermediary, loanDepot.com, LLC, as servicer and administrator, JPMorgan Chase Bank, N.A., as administrative agent, and consented to by JPMorgan, as noteholder of the Series 2020-VF1 Variable Funding Notes.

10.11	Amendment No. 1, dated September 24, 2021, to the Master Repurchase Agreement, dated as of August 25, 2020, between Barclays Bank PLC, as purchaser and agent, and loanDepot.com, LLC, as seller.
10.12
Amendment No. 1, dated September 24, 2021, to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 25, 2020, between Barclays Bank PLC, as purchaser and agent, and loanDepot.com, LLC, as seller.

10.13
Amendment No. 1, dated September 27, 2021, to Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021, by and between Bank of America, N.A., as buyer, and loanDepot BA Warehouse, LLC, as seller, and loanDepot.com, LLC, as guarantor and pledgor.

10.14
Amendment No. 17, dated September 27, 2021, to the Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated as of July 17, 2015, by and between Bank of America, N.A. and loanDepot.com, LLC.

31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	XBRL Document
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOANDEPOT, INC.

Dated: November 10, 2021	By:	/s/ Anthony Hsieh
	Name:	Anthony Hsieh
	Title:	Chief Executive Officer

Dated: November 10, 2021	By:	/s/ Patrick Flanagan
	Name:	Patrick Flanagan
	Title:	Chief Financial Officer