Form 10-K
period 2021-12-31
loanDepot, Inc.
filed 2022-03-18
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021 the aggregate market value of the registrant’s Common Stock, $0.0001 par value (“common stock”), held by non-affiliates was $131,309,730 based on the closing price as reported on the New York Stock Exchange on that date.
As of March 17, 2022, 43,594,694 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 170,306,167 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2022 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

loanDepot, Inc.
Annual Report on Form 10-K
December 31, 2021

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

Agencies	GSEs, FHA, FHFA and certain other federal governmental authorities
ART	Artemis Management, LLC (direct wholly-owned subsidiary of LD Holdings)
CFPB	Consumer Financial Protection Bureau
ECOA	Equal Credit Opportunity Act
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FIRREA	Financial Institutions Reform, Recovery, and Enforcement Act of 1989
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
Ginnie Mae	Government National Mortgage Association
GSE	Government Sponsored Enterprises, namely Fannie Mae and Freddie Mac
HOEPA	Home Ownership and Equity Protection Act of 1994
HUD	Department of Housing and Urban Development
IRLC	interest rate lock commitments
LD Holdings	LD Holdings Group LLC
LDLLC	loanDepot.com, LLC (direct wholly-owned subsidiary of LD Holdings)
LDSS	LD Settlement Services, LLC (direct wholly-owned subsidiary of LD Holdings)
LHFS	loans held for sale
LTV	loan-to-value
MBA	Mortgage Bankers Association
MBS	mortgage-backed securities
MCS	mello Credit Strategies, LLC (direct wholly-owned subsidiary of LD Holdings)
Mello	mello Holdings, LLC (direct wholly-owned subsidiary of LD Holdings)
MSR	mortgage servicing rights
RESPA	Real Estate Settlement Procedures Act
TBA MBS	to be announced mortgage-backed securities
TILA	Truth in Lending Act
UPB	unpaid principal balance
VA	Department of Veterans Affairs
VIE	Variable Interest Entity

Numerical figures included in this Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

All references to years, unless otherwise noted or indicated by the context, refer to our fiscal years, which end on December 31.

Item 1. Business

Our Company

We are a customer-centric, technology-empowered residential mortgage platform with a widely recognized consumer brand. We launched our business in 2010 to disrupt the legacy mortgage industry and make obtaining a mortgage a positive experience for consumers. We have built a leading technology platform, designed around the consumer that has redefined the mortgage process. Our digital-first approach has allowed us to become one of the fastest-growing, at-scale mortgage originators in the United States of America (“U.S.”) We are the second largest retail-focused non-bank mortgage originator and the third largest overall retail originator, (based on data through December 31, 2021, published by Inside Mortgage Finance). For the year ended December 31, 2021, we generated $137.0 billion in originations (36% year-over-year growth), $3.7 billion in revenue, and $623.1 million in net income.

Consumer-facing industries continue to be disrupted by technological innovation. The mortgage industry is no different with consumers expecting increased levels of convenience and speed. The residential mortgage market in the U.S. is massive—with approximately $11.6 trillion of mortgages outstanding as of December 31, 2021which is forecasted to increase to $12.3 trillion by the end of 2022 (based on data from the MBA’s Mortgage Finance Forecast published on February 22, 2022). mello®, our proprietary end-to-end technology platform, combined with our differentiated data analytics capabilities and nationally recognized consumer brand, positions us to capitalize on the ongoing shift towards at-scale, digitally-enabled platforms.

Our innovative culture and contemporary consumer brand represent key differentiators for loanDepot. We have fostered an entrepreneurial mindset and relentlessly deliver an exceptional experience to our customers. Our guiding principle is to delight our customers by exceeding their expectations. Since the Company’s launch in 2010, we have invested over $1.4 billion in marketing and the promotion of our brand, and we believe there are significant barriers-to-entry in creating a brand comparable to ours. mello® drives streamlined customer experiences and operational efficiency throughout the entire lifecycle of a mortgage loan, including fully digital capabilities for customer acquisition, application, processing, and servicing. Our front-end interface is intuitive and user-friendly, driving high customer engagement and lower acquisition costs. mello® also powers our back-end technology, automating and streamlining numerous functions for our customers, team members and partners.

IPO and Reorganization

On February 11, 2021 we completed our initial public offering (“IPO”) of 3,850,000 shares of Class A common stock, $0.001 par value per share, at an offering price of $14.00 per share, pursuant to a Registration Statement on Form S-1. We are a publicly traded company whose Class A common stock is traded on the New York Stock Exchange under the ticker symbol “LDI.”

Prior to the IPO, we completed a reorganization by changing our equity structure to create a single class of LLC Units in LD Holdings (the “Reorganization”). Prior to the Reorganization, our capital structure consisted of different classes of membership interests held by certain members of LD Holdings (“Continuing LLC Members”). The LLC Units were then exchanged on a one-for-one basis for Class A holding units (“Holdco Units”) and Class C common stock. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at our election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. In addition, as a result of the IPO and the Reorganization, our IPO sponsors, Parthenon Capital Partners (the “Parthenon Stockholders”) exchanged their equity interest in return for shares of our Class D common stock.

Unless otherwise noted or indicated by the context, the term the “Company,” “loanDepot,” “we,” “our,” and “us” refers (1) prior to the consummation of the IPO described above to LD Holdings and its consolidated subsidiaries, and (2) after the IPO and Reorganization described above to loanDepot, Inc. and its consolidated subsidiaries, including LD Holdings.

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

Retail and Partner Strategies

We leverage our brand, technology and data to serve customers across our two interconnected strategies: Retail and Partner. Our Retail strategy focuses on directly reaching consumers through a combination of digital and direct marketing through approximately 3,100 digitally-empowered licensed mortgage professionals. In our Partner strategy, we have established deep relationships with mortgage brokers, realtors, joint ventures with home builders, and other referral partners. These partnerships are valuable origination sources with lower customer acquisition costs. Our technology is a key component of the value proposition to these partner relationships, allowing us to integrate directly into our partners’ native systems. We maintain integrated referral relationships with several leading brands, including a partnership with one of the 10 largest U.S. retail banks by total assets. During the year ended December 31, 2021, our Retail strategy produced 79% of our origination volume, with our Partner strategy representing the remaining 21%. Purchase originations represented 29% of total originations in 2021 and refinance originations represented the remaining 71%. As interest rates increased during the latter half of 2021 we adjusted our marketing strategy to attract more purchase and cash-out refinance volume, which we believe to be less interest rate sensitive compared to rate/term refinance transactions. 61% of our 2021 originations were purchase and cash-out refinance transactions compared to 53% in 2020.

Our digital-first approach across our Retail and Partner strategies leverages the power of mello® to create a streamlined experience for consumers. Our predictive models route leads to the right loan officer at the right time to optimize the consumer’s experience and best serve their needs. Based on each consumer’s needs and preferences, leads are directed to in-

house or in-market loan officers, team members at our centralized operations locations, or our digital self-service platform. Our in-market loan officers are able to leverage their long-term relationships as well as our proprietary mello® platform and loanDepot brand, driving improved profitability per loan officer.

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

In-Market Loan Officers: We launched our in-market loan officer channel through our acquisition of imortgage in October 2013 and grew the channel through our acquisition of Mortgage Master in January 2015. We originate loans in this channel through our dedicated in-market loan officers across the United States. Our loan officers are responsible for sourcing, engaging, and maintaining local customer relationships through real estate agents, builders, and other contacts. Our loan officers thrive within our network as our technology platform also serves as a prioritization and potential lead generation tool for customers in their geographies. Our in-market loan officer network cultivates originations that have allowed us to develop deep, long-term relationships. This network of local real estate professionals provides a steady stream of purchase originations for our platform and is highly complementary to our consumer direct channel, enabling us to satisfy customers both digitally, through our call center, or via in-person interactions.

Partner

Joint Ventures: We have established joint ventures with several industry partners, including national home builders and affinity partners. Our joint venture relationships serve to provide an integrated mortgage product for the benefit of our partners’ customers, lower acquisitions costs compared to the consumer direct channel and yield an attractive margin to the business. Our relationship with home builders in this channel helps to deliver a high percentage of purchase originations to our platform.

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

Wholesale: After proving the value of our differentiated model in our Retail strategy, we expanded our services to an independent broker network. Our wholesale network utilizes the same infrastructure and technology that powers our Retail strategy to provide the same customer-centric approach to our independent broker’s customers. These broker partners leverage our platform to market products and assist customers throughout the loan application process. The wholesale channel operates as a business-to-business model providing industry-leading fulfillment services and trusts in our high quality of customer service. Applications submitted on behalf of a broker are uploaded to our underwriting system and processed with the same unrivaled efficiency that helped us gain an industry-leading net promoter score.

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

Insurance Services. melloInsurance Services, LLC is our indirect wholly-owned captive insurance broker formed in 2019 to sell homeowners and other consumer insurance policies to loanDepot’s customers. Our purchase mortgage customers typically do not have a homeowners insurance quote when they apply for a loan with us, presenting the opportunity to offer the product with high capture rates. We launched melloInsurance Services in the third quarter of 2020.

Marketing Strategy

Our national brand along with our expertise in digital marketing, big data, and marketing analytics, not only drives new customer acquisition, but also maximizes retention and customer lifetime value. We engage in targeted marketing strategies for our Retail and Partner channels,in addition to the convenience of our ancillary businesses, enhancing our customer acquisition effectiveness. We utilize online lead aggregators to acquire quality customer leads in bulk at attractive prices. Our organic digital marketing approach employ various digital strategies such as search engine optimization, pay-per-click, banner advertising and organic content to generate organic online leads. We employ targeted marketing strategies including direct mailing to broaden our reach of consumers. In situations where we have an existing customer relationship, we use data-driven marketing campaigns to generate new business from customers in our servicing portfolio. We are also able to leverage our mortgage professionals’ and partners’ existing and newly-developed relationships with customers and referral partners to generate origination volume.

We leverage these capabilities to “recapture” existing customers for subsequent refinance and purchase transactions. Our recapture rates are among the highest in the industry. Our preliminary organic refinance consumer direct recapture rate for the year ended December 31, 2021 was 72%. This highlights the efficacy of our marketing efforts and the strength of our customer relationships, which includes our growing servicing portfolio that reached a record level of $162.1 billion in unpaid principal balance serviced as of December 31, 2021. We define organic refinance consumer direct recapture rate as the total UPB of loans in our servicing book that are paid in full for purposes of refinancing the loan on the same property, with the Company acting as lender on both the existing and new loan,divided by the UPB of loans in our servicing book that paid in full for the purpose of refinancing the loan on the same property.

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

Since beginning to retain substantial balances of MSRs in 2012, our retention strategy has changed based on market conditions and internal financial policy. For the years ended December 31, 2021 and 2020 we have retained servicing rights on 87% and 89% of loans sold, respectively. We service loans on behalf of investors or owners of the underlying mortgages, and because we do not generally hold loans for investment purposes, our loss exposure is limited to investor guidelines regarding the servicing of delinquent loans.

As of December 31, 2021, we serviced $162.1 billion in UPB of residential mortgage loans for 524,992 of our customers. As of December 31, 2021, our servicing UPB was comprised of 79% conventional and 21% government; 86% of our owned MSR portfolio was associated with FICO scores above 680.

We have transitioned more of our servicing portfolio in-house. Our growing servicing portfolio and expanding in-house capabilities complement our loan origination strategy. We plan to continue to invest in our in-house servicing capabilities, leveraging our infrastructure and creating the scale necessary to increase contribution to earnings from this recurring, counter-cyclical business line. We expect to be fully transitioned to our in-house servicing of our portfolio by the middle of 2022.

In addition to fees we earn from servicing the loans, we also derive value from the ability to “recapture” the subsequent refinance or purchase mortgage business of borrowers in the servicing portfolio. The value of the recapture business is comprised of both the gain on sale revenue from the new origination and with significantly reduced marketing expenses compared to a non-recapture unit.

Risk Management

Our experienced, cycle-proven management team understands the importance of risk management to ensure business continuity over time, employing enterprise-wide risk management principles and policies to guide their decision making and business strategy. Our risk management objectives include ensuring an effective and scalable environment and resource and process optimization, anticipation and mitigation of emerging risks, consistent application of risk framework principles, maintaining satisfactory positions with regulatory agencies, investors, lenders and other critical counterparties, maintaining adequate capital to satisfy our internal, regulatory and agency requirements, holding adequate liquidity to fund our business through both normal and stressed environments, mitigating credit risk exposure, and managing towards attractive long-term risk-adjusted returns on capital.

As part of our risk management practices, we proactively hedge the interest rate risk on our MSR portfolio. Derivative instruments utilized by the Company primarily include forward sale contracts, put options on treasuries, and interest rate swap futures. Our dedicated capital markets team actively manages the pooling and sale of loans into the secondary market as well as hedging of the Company’s whole-loans, origination pipeline, and MSRs.

Liquidity is crucial to the overall success of our business and is primarily managed by our treasury and capital markets teams. We have historically maintained liquidity levels that are designed to allow us to fund our loan origination business, manage our day-to-day operations and protect us against foreseeable market risks. Our sources of liquidity include loan funding warehouse facilities, MSR and servicing advance facilities, off-balance sheet gestation facilities, as well as cash on hand. As of December 31, 2021, we had $419.6 million of cash and cash equivalents, along with $11.8 billion of loan funding capacity across 15 credit facilities, of which $7.5 billion was outstanding. Our $11.8 billion loan funding capacity was comprised of $7.8 billion with maturities staggered throughout 2022, $2.5 billion maturing in 2023 and $1.5 billion maturing in 2024. Of our $11.8 billion loan funding capacity, 22% of our facilities have original maturity dates of two years or longer, which reduces the risk of refinancing.

Regulatory Compliance

We operate within a complex area of the financial services industry, and our business requires a significant compliance and regulatory infrastructure. Since launching our business in 2010, we have developed an operating platform designed to meet the needs of today’s compliance and regulatory environment. We leverage our proprietary technology powered by mello® and automated systems which are designed to ensure that all processes operate in a compliant manner. We believe our use of innovative, purpose-built technology helps reduce errors and ensures standardized compliant processes.

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

Competition

As a technology-enabled platform that provides multiple mortgage loan and real estate services products, we compete with other lenders and market participants across a variety of industry segments, including banks and other “originate-to-hold” lenders, non-bank lenders, and other financial institutions, as well as traditional and technology-oriented platforms across the broader real estate and mortgage industry. With respect to our mortgage loan businesses, we face and may in the future face competition in such areas as loan product offerings, rates, fees and customer service. With respect to servicing, we face competition in areas such as fees, compliance capabilities and performance in reducing delinquencies. Increased competition from new and existing market participants can impact our ability to continue to grow our loan origination volume, and we may be forced to accept lower margins in order to continue to compete and keep our volume of activity consistent with past or projected levels.

We believe that the principal factors that generally determine competitive advantage within our market include:

•ease and quickness of the loan application, underwriting and approval processes;
•overall customer experience, including transparency throughout each step of the transaction;
•brand recognition and trust;
•product selection; and
•effectiveness of customer acquisition.

We believe we compete favorably on the basis of our proprietary technology, diversified customer acquisition model and origination channels, scale, brand, and broad suite of products. We have significantly increased our originations market share from 1.0% in 2014 to 3.4% for the year ended December 31, 20211 and our strong consumer brand and proprietary technology platform have positioned us to continue gaining additional share.

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

Supervision and Enforcement

Because we are not a depository institution, we generally do not benefit from federal preemption of state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, we must comply with state licensing requirements in all of the states in which we conduct business. We are licensed as a loan originator in all 50 states and the District of Columbia and also are licensed as a loan servicer and loan broker in a number of states and jurisdictions in which such licenses are required. We are also subject to an extensive framework of state laws in the jurisdictions in which we do business, and to periodic audits and examinations conducted by the state regulators to ensure compliance with those laws. From time to time, we receive requests from state regulators and other agencies for records, documents and information regarding our policies, procedures and practices related to our loan origination, loan facilitation, loan servicing and debt collection operations. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate
1 Total market originations based on data as of February 2022, from the Mortgage Bankers Association.

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

Human Capital

Our People As of December 31, 2021, we had 11,307 employees, all of whom are based in the United States. As of December 31, 2021, we also employed 2,226 full-time contractors. None of our employees are represented by a labor union and we consider our employee relations to be good. As of December 31, 2021, our workforce was 54.5% female and 45.5% male, and the ethnicity of our workforce was 54.9% White, 18.8% Hispanic or Latino, 11.4% Black or African American, 9.8% Asian and 5.0% other (which includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, and “Two or More Races”).

Diversity & Inclusion We achieve success by serving a diverse customer base and recruiting employees of all backgrounds and from across the globe. We believe diversity & inclusion to be essential to our success and remain committed to maintaining such a focus in our hiring and retention efforts. In order to successfully achieve these goals we have worked to educate employees and leadership on these essential topics. Our efforts include mandated harassment prevention training for employees and managers that meet the guidelines of various state requirements in which we operate. In addition, all newly hired or promoted managers are invited to manager sessions that incorporate a few of our core values including, ethics and integrity, taking care of our people, and excellence. As part of our Diversity strategy, we include a Diversity, Equity, and Inclusion Index on our employee engagement survey. Our team members currently respond 84% favorable, which exceeds the benchmark of 77% favorable. We are particularly proud that 88% of employees respond favorably to “All employees, regardless of their differences, are treated fairly,” compared to the benchmark of 73%.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock:
•the COVID-19 pandemic;
•our recent rapid growth;
•our ability to continue to grow and scale our loan production volume;
•the market’s acceptance of our new products, services and enhancements;
•our ability to identify, implement and keep pace with innovation in IT, necessary and appropriate information technology system improvements;
•our ability to successfully promote our brand and retain customers;
•our ability to grow through acquisitions;
•our ability to successfully hedge changes in interest rates;
•our ability to maintain our relationships with our subservicers;
•our ability to build and manage a comprehensive mortgage servicing platform;
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

Risks Related to the COVID-19 Pandemic

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

Our origination of mortgages business was immaterially impacted at the outset of the COVID-19 pandemic. However, future growth is uncertain. If the COVID-19 pandemic leads to a prolonged economic downturn with sustained high unemployment rates, we anticipate that the number of real estate transactions may decrease. Any such slowdown may materially impact the number and volume of mortgages we originate.

Our liquidity may be adversely affected by the COVID-19 pandemic. We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities. Given the broad impact of the COVID-19 pandemic on the financial markets, our future ability to borrow money to fund our current and future loan production may be adversely impacted. Our mortgage origination liquidity could also be affected as our lenders reassess their exposure to the mortgage origination industry and either curtail access to uncommitted warehouse lines capacity or impose higher costs to access such capacity. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market. Even if such demand exists, we may face a substantially higher repurchase risk as a result of the COVID-19 pandemic stemming from our clients’ inability to repay the underlying loans. Finally, the development and widespread availability of vaccines has permitted a limited return to the office which could be undermined by new vaccine-resistant COVID-19 variants.

To the extent the COVID-19 pandemic adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this section.

The federal and state executive, legislative and regulatory reaction to COVID-19 poses new and quickly evolving compliance obligations on our business, and we may experience unfavorable changes in existing or future regulations and laws adopted in response to COVID-19.

Due to the unprecedented pause of major sectors of the U.S. economy from COVID-19, numerous states and the federal government adopted measures requiring mortgage servicers to work with consumers negatively impacted by COVID-19. The CARES Act imposed several new compliance obligations on our mortgage servicing activities, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions. Many states have taken similar measures to provide mortgage payment and other relief to consumers. When consumers are delinquent on loan repayments, servicers of mortgage loans may still be contractually bound to advance monthly payments to investors, insurers and taxing authorities. Given the ongoing nature of the pandemic, consumers may still have difficulty making their mortgage payments, and we may experience increased obligations to advance monthly payments. While Fannie Mae and Freddie Mac recently issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income will not repay the forborne payments at the end of the forbearance period and may need to find another repayment option. Additionally, we may be prohibited from collecting certain servicing related fees, such as late fees, and initiating foreclosure proceedings.

At the outset of the pandemic, the expedient passage of the CARES Act, and related state and investor laws, regulations and requirements, increased the likelihood of unintended consequences stemming from these changes. An example of such unintended consequences is the liquidity pressure placed on mortgage servicers given our contractual obligation to continue to advance payments to investors on loans in forbearance where consumers are not making their typical monthly mortgage payments. Moreover, certain provisions of the laws, regulations and requirements are subject to interpretation given the existing ambiguities in the legislation, which creates regulatory and litigation risk.

Federal, state, and local executive, legislative and regulatory responses to the COVID-19 pandemic are still evolving, not consistent in scope or application, and subject to change without advance notice, including new forbearance initiatives, and could otherwise revise or create new regulatory requirements that apply to us or increase regulatory enforcement and examination efforts at the loan origination and servicing sectors, impacting our business, operations and profitability.. Such efforts may impose additional compliance obligations, which may negatively impact our mortgage origination and servicing business. Any additional legal or regulatory responses to the COVID-19 pandemic may unfavorably restrict our business operations, alter our established business practices, and otherwise raise our compliance costs.

The current COVID-19 pandemic has increased the risk that mortgage loan servicers will be unable to foreclose upon delinquent borrowers in a timely manner.

On March 27, 2020 former President Trump signed the CARES Act into law. The law includes important, immediate protections for tenants and homeowners. In addition, states and local governments have enacted similar protections for tenants and homeowners. The law included an eviction moratorium that restricts lessors of “covered properties” from filing new eviction actions for non-payment of rent, and also prohibits charging fees, penalties, or other charges to the tenant related to such nonpayment of rent. The federal moratorium also provides that a lessor (of a covered property) may not evict a tenant after the moratorium expires except on 30 days’ notice—which may not be given until after the moratorium period. The eviction moratorium applies to “covered dwellings,” which includes those dwellings on or in “covered properties.” The federal moratorium defines a “covered property” as a property that has a federally backed mortgage loan; or has a federally backed multifamily mortgage loan. The federal eviction moratorium took effect on March 27, 2020 and expired 120 days later. State and local governments have also enacted their own moratoriums on evictions. Some of these moratoriums bar evictions during the “emergency period,” the definition of which can vary based on the city or county or have been extended under certain circumstances into 2022. The GSE’s and HUD have also extended their eviction moratoriums through the end of 2021, and further extensions are possible. Additionally, the law includes provisions restricting the ability of lenders to foreclose on properties for certain periods of time. To the extent that we have originated or are servicing mortgage loans for properties that are covered by any of these moratoriums, the owners of these properties may not be able to receive rent payments from tenants as expected, which may in turn cause these owners to delay or reduce their payments on their mortgage loans.

While the CFPB announced its flexible supervisory and enforcement approach during the COVID-19 pandemic on certain consumer communications required by the mortgage servicing rules, managing to the CFPB’s loss mitigation rules with mounting CARES Act forbearance requests may pose challenges. The intersection of the CFPB’s mortgage servicing rules and the COVID-19 pandemic is evolving and will pose new challenges to the servicing industry. The CFPB’s publication of COVID-19-related FAQs did not resolve potential conflicts between the CARES Act and the Fair Credit Reporting Act with respect to reporting of consumer credit information mandated by the Fair Credit Reporting Act. There are conflicting interpretations of the CARES Act amendment of the Fair Credit Reporting Act with regards to delinquent loans entering a forbearance.

Risks Related to our Growth Strategy

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our operational, administrative and financial resources.

Our substantial growth in loan production and the servicing portfolio has caused, and if it continues will continue to cause, significant demands on our operational, legal, and accounting infrastructure, and will result in increased expenses. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the lending markets and legal, accounting and regulatory developments relating to all of our existing and projected business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we may face significant challenges in:

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
•effectively using personnel and technology resources;
•maintaining the security of our platform, systems and infrastructure and the confidentiality of the information (including personally identifiable information) provided and utilized across our platform; and
•attracting, integrating and retaining an appropriate number of qualified employees.

We may not be able to manage our expanding operations effectively to support continued growth, and failure to do so could adversely affect our ability to generate revenue and control our expenses.

We may not be able to continue to grow our loan production volume, which could negatively affect our business, financial condition and results of operations.

Our loan originations, particularly our refinance mortgage loan volume, are dependent on interest rates and are expected to decline if interest rates increase, which we believe will increase throughout the course of 2022 as the Federal Reserve combats rising inflation. Our loan origination activities are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, slow growth in the level of new home purchase activity or reductions in the overall level of refinancing activity can impact our ability to continue to grow our loan origination volume, and we may be forced to accept lower margins in order to continue to compete and keep our volume of activity consistent with past or projected levels.

Our mortgage loan originations also depend on the referral-driven nature of the mortgage loan industry. The origination of purchase money mortgage loans is greatly influenced by traditional market participants in the home buying process such as real estate agents and builders. As a result, our ability to maintain existing, and secure new, relationships with such traditional market participants will influence our ability to grow our purchase money mortgage loan volume and, thus, our mobile and local retail originations business. Regulatory developments also limit our ability to enter into marketing services agreements with referral sources, which could adversely impact our ability to grow. In addition, our ability to convert leads into funded loans depends on the pricing that we will be able to offer relative to the pricing of our competitors and our ability to process, underwrite and close loans on a timely basis. Institutions that compete with us in this regard may have significantly greater access to capital or resources than we do, which may give them the benefit of a lower cost of operations.

If new products, services, enhancements or expansions do not achieve sufficient market acceptance or do not result in anticipated efficiencies and revenues, our financial results and competitive position could be harmed.

We have derived substantially all of our revenue from originating, selling and servicing traditional mortgage loans. Efforts to expand into new consumer products, such as insurance, real estate services, or other products consistent with our business purpose, may not succeed and may reduce expected revenue growth. Furthermore, we incur expenses and expend resources upfront to develop, acquire and market new products and platform enhancements to incorporate additional features, improve functionality or otherwise make our products more desirable to consumers. New products and services must achieve high levels of market acceptance in order for us to recoup our investment in developing and bringing them to market. If we are unable to grow our revenues or if our margins become compressed, then our business, financial condition and results of operations could be adversely affected.

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

In addition, significantly expanding existing business activities or strategies may expose us to new or increased financial, regulatory, reputational and other risks. For example, we are actively increasing our in-house mortgage servicing capabilities, which includes heavily investing in employee recruiting and development, the implementation of new technologies and new control processes to manage the increased risk and regulatory requirements. We cannot be certain that we will be able to manage the associated costs, risks and compliance requirements of expanding our in-house mortgage servicing capabilities in accordance with our expectations. Such risks include a lack of experienced management-level personnel, increased administrative burden, increased logistical problems common to large, expansive operations, increased credit and liquidity risk and increased regulatory scrutiny. If our expansion efforts are not implemented effectively, any revenues we earn from any new or expanded business initiative or strategy may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative, strategy or acquisition.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

We rely on our proprietary technology to make our platform available to clients, evaluate loan applicants, service loans, and enable greater operational efficiency. In addition, we may increasingly rely on technological innovation as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and lending processes. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior client experience, the demand for our products and services may decrease our growth and operational costs may increase. Further, the failure of certain technological enhancements to reduce our cost of production could have an adverse effect on our business, financial position and results of operations.

All of our loan distribution channels are dependent upon technological advancement, such as our ability to process applications over the internet, accept electronic signatures, provide process status updates instantly and other conveniences expected by borrowers and counterparties. We must ensure that our technology facilitates a borrower experience that equals or exceeds the borrower experience provided by our competitors. Maintaining and improving this technology requires significant capital expenditures. To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase and increased operational expense. Additionally, new technologies and technological solutions are continually being released. As such, it is difficult to predict the problems we may encounter in improving our technologies’ functionality. We may not be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. Additionally, if we fail to develop our technologies to respond to technological developments and changing borrower needs in a cost-effective manner, or fail to acquire, integrate or interface with third-party technologies effectively, we may experience disruptions in our operations, lose market share or incur substantial costs. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive and any failure to do so could adversely affect our business, financial condition and results of operations.

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

Part of our growth strategy has included acquisitions, and we may acquire additional companies or businesses. We may not be successful in identifying origination platforms or businesses, or other businesses that meet our acquisition criteria in the future. In addition, even after a potential acquisition target has been identified, we may not be successful in completing or integrating the acquisition. We face significant competition for attractive acquisition opportunities from other well-capitalized companies, who may have greater financial resources and a greater access to debt and equity capital to secure and complete acquisitions than we do. As a result of such competition, we may be unable to acquire certain assets or businesses that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could impede our growth.

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

We may not be able to retain loans from customers who refinance.

One of the focuses of our origination efforts is retention, which involves actively working with existing customers to refinance their mortgage loans with us instead of another residential mortgage originator of mortgage loans. Customers who refinance have no obligation to refinance their loans with us and may choose to refinance with a competitor. Additionally, we may elect not to refinance an existing customer’s mortgage loan due to a number of reasons, including the customer’s inability to meet our eligibility requirements. If customers refinance with a competitor, this decreases the profitability of our retained servicing portfolio because the original loan will be repaid prematurely, and we will not have an opportunity to earn further servicing fees after the original loan is repaid. Moreover, retention allows us to generate additional loan servicing more cost-effectively than MSRs acquired on the open market. If we are not successful in retaining our existing loans that are refinanced, our servicing portfolio will become increasingly subject to run-off, which could have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Risks Related to our Operations

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

We employ various economic hedging strategies that utilize derivative instruments to mitigate the interest rate and fall-out risks that are inherent in many of our assets, including our IRLCs, our LHFS and our MSRs. Our derivative instruments, which currently consist of IRLCs, forward sale contracts, interest rate swap futures, and put options on treasuries are accounted for as free-standing derivatives and are included on our consolidated balance sheet at fair market value. Our operating results may suffer because losses on derivatives we enter into may not be offset by changes in the fair value of the related hedged transaction.

Our hedging strategies may also require us to post cash or collateral margin to our hedging counterparties. The level of cash or collateral that is required to be posted is largely driven by the mark to market of our derivative instruments. The exchange of margin with our hedging counterparties could under certain market conditions, adversely affect our short-term liquidity position.

Some of our derivatives (forward sale contracts and to be announced mortgage-backed-securities, “TBA MBS”) are not traded on a regulated exchange with a central clearinghouse that determines the margin requirements and offers protection against a lack of performance by individual market participants. This exposes us to the risk that a counterparty may not be able to post margin or otherwise perform on the terms of the contract. This failure could adversely affect our liquidity position and have a material adverse effect on our financial position, results of operations or cash flows.

Our hedging activities in the future may include entering into interest rate swaps and/or purchasing caps and floors. Our hedging decisions in the future will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. Moreover, our hedging strategies may not be effective in mitigating the risks related to changes in interest rates and could affect our profitability and financial condition. Poorly designed strategies or improperly executed transactions could increase our risk and losses.

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

We build these models using historical data and assumptions about factors such as future mortgage loan demand, default rates, home price trends and other factors that may overstate or understate future experience. Our assumptions may be inaccurate and our models may not be as predictive as expected for many reasons, including the fact that they often involve matters that are beyond our control and difficult to predict, such as macroeconomic conditions, and that they often involve complex interactions between a number of variables and factors.

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

A substantial portion of our aggregate mortgage loan origination is secured by properties concentrated in the states of California, Florida, and Texas, and properties securing a substantial portion of our outstanding UPB of mortgage loan servicing rights portfolio are located in California, Florida, Texas, Virginia, Washington, and New York. During the global financial crisis of 2007-2008 (the “Financial Crisis”), the states of California and Florida experienced severe declines in property values and a disproportionately high rate of delinquencies and foreclosures relative to other states. To the extent that the states of California, Florida, Texas, Virginia, Washington, and New York experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans that we service in those states may decrease the value of our servicing rights and adversely affect our retail lending business. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could materially adversely affect our business, financial condition and results of operations.

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

Repurchased loans typically can only be resold at a discount to their repurchase price. They are also typically sold at a discount to the UPB. To recognize these potential indemnification and repurchase losses, we have recorded estimated loan repurchase reserves of $29.9 million and $33.6 million at December 31, 2021 and 2020, respectively. Our liability for repurchase losses is assessed quarterly. Although not all mortgage loans repurchased are in arrears or default, as a practical matter most have been. Factors that we consider in evaluating our reserve for such losses include default expectations, expected investor repurchase demands (influenced by, among other things, current and expected mortgage loan file requests and mortgage loan insurance rescission notices) and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the mortgage loan satisfies the investor’s applicable representations and warranties), reimbursement by third-party originators and projected loss severity. Also, although we re-evaluate our reserves for repurchase losses each quarter, evaluations of that sort necessarily are estimates and there remains a risk that the reserves will not be adequate.

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

Certain of our loan funding and MSR-backed facilities are subject to margin calls based on the lender’s opinion of the value of the loan collateral securing such financing. In addition, certain of our hedges related to newly originated mortgages are also subject to margin calls. A margin call would require us to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material adverse effect on our liquidity. As a result of the change in the interest rate market due to stimulus, interest rate and inflation uncertainty, we have faced some margin calls on hedges and may face additional margin calls in the future. To date these calls have not been material, and we regularly stress test our positions, but if the interest rate market experiences significant volatility, we could face additional margin calls that could impact our liquidity.

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

The failure of our subservicer to effectively service our portfolio of MSRs and mortgage loans and other loan products, or effectively transfer the servicing of our portfolio of MSRs, mortgage loans and other loan products, would materially and adversely affect us.

Although we have historically relied on our subservicer, Cenlar FSB (“Cenlar”), in March 2021, we started the process to move from an interim servicer to a full-service servicer. As of December 31, 2021, Cenlar subservices approximately 58% of our portfolio of MSRs and our mortgage loans, down from 100% as of December 31, 2020. For the duration that Cenlar subservices our mortgage loans, Cenlar’s ability to effectively service our portfolio of mortgage loans is critical to our success, the requirement to execute initiatives and programs focused on keeping borrowers in their homes, or in the case of nonperforming loans, effectively liquidate properties in a timely, orderly and economically efficient manner. Notably, Cenlar recently entered into a consent order with its regulator, the Office of the Comptroller of the Currency, regarding an alleged failure to establish effective controls and risk management practices related to its mortgage servicing and subservicing activities. There are a number of factors out of our control that can negatively impact Cenlar’s ability to effectively service our portfolio and to satisfy their contractual obligations to us. These include both intentional actions Cenlar takes in running their businesses such as management of staffing levels and the number of customers serviced, and the occurrence of external events, including, but not limited to regulatory changes, enforcement actions, and natural disasters that may negatively impact the performance of our subservicers. The failure of Cenlar to effectively service our portfolio of MSRs could result in ineligibility to sell loans to the Agencies, issue Agency MBS, and defaults and cross-defaults under our financing arrangements, all of which would adversely impact our business, financial condition, liquidity and results of operations. Cenlar’s ability to effectively service our portfolio could also be impacted by the terms of its recent consent order. Finally, if we continue to engage or onboard a new subservicer for any of our operations, we may not have direct control over the performance of those operations and compliance with applicable rules and regulations, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our transition to in-house servicing of loans may increase operational and compliance costs as we become directly responsible for complying with regulatory requirements.

Our transition from an outsourcing model to the servicing of loans in-house would mean that we are more directly responsible for complying with guidelines set forth by the Agencies. Failure to meet stipulations of servicing guidelines can result in the assessment of fines and loss of reimbursement of loan-related advances, expenses, interest and servicing fees. When the subservicing of a loan is transferred to the Company to be serviced in-house, the loan may have been previously serviced in a manner that will contribute towards our not meeting certain servicing guidelines. If not recovered from a prior servicer, such event could lead to the eventual realization of a loss to us. As we continue to decrease utilizing Cenlar as a subservicer, the increased regulatory scrutiny, potential operational disruptions, and executions risks associated with such a transition could have a material adverse effect on our business and results of operations.

We are required to make servicing advances that can be subject to delays in recovery or, to a lesser extent, may not be recoverable in certain circumstances, which could adversely affect our liquidity, business, financial condition and results of operations.

For mortgage loans, during any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our servicing rights to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or foreclosure or a liquidation occurs. If we receive requests for advances in excess of amounts that we are able to fund at that time, we may not be able to fund these advance requests, which could materially and adversely affect our mortgage loan servicing activities and our status as an approved servicer by Fannie Mae and Freddie Mac and result in our termination as an issuer and approved servicer by Ginnie Mae. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations. As our servicing portfolio continues to age, defaults might increase as the loans get older, which may increase our costs of servicing and could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response by the CARES Act, and the GSEs, through which a temporary period of forbearance is being offered for customers unable to pay on certain mortgage loans as a result of the COVID-19 pandemic may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans. With specific regard to the COVID-19 pandemic, any regulatory or GSE-specific relief on servicing advance obligations provided to mortgage loan servicers has so far been limited to GSE-eligible mortgage loans, leaving out any non-GSE mortgage loan products such as jumbo mortgage loans. As of December 31, 2021, 0.6%, or $1.0 billion UPB, of our servicing portfolio was in active forbearance.

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

Our servicing rights portfolio may experience unanticipated increased delinquencies and defaults as it ages, which may adversely affect our business and financial condition.

With respect to mortgage loans, the likelihood of delinquencies and defaults, and the associated risks to our business, including higher costs to service such mortgage loans and a greater risk that we may incur losses due to repurchase or indemnification demands, may change as mortgage loans season, or increase in age. Newly originated mortgage loans typically exhibit low delinquency and default rates as the changes in economic conditions, individual financial circumstances and other factors that drive borrower delinquency often do not appear for months or years. As a result, we expect the delinquency rate and defaults of the loans underlying the servicing rights portfolio to increase in future periods as the portfolio seasons, but we may not accurately predict the magnitude of this impact on our results of operations. In addition, it may be difficult to compare our business to our mortgage loan originator competitors. Such competitors may have better ability to model delinquency and default risk and may have a better ability than we do in establishing appropriate loss reserves based on their longer operating histories. Any inadequacy of our loss reserves established for delinquencies and defaults may result in future financial restatements or other adverse events.

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

We are party to joint ventures, with partners such as home builders and real estate brokers, and the termination of any of these joint ventures (including as a result of one of our partners exiting the industry or the formation of a joint venture with another lender), or a decline in the activity of the building industry generally, could cause revenue from loans originated through these joint ventures to decline, which would negatively impact our business.

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

We are also subject to the risk of fraudulent activity associated with the origination of loans. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, increased losses, and negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

Our underwriting guidelines may not be able to accurately predict the likelihood of defaults on some of the mortgage loans in our portfolio.

We originate and sell Agency-eligible and non-Agency-eligible residential mortgage loans. Agency-eligible loans are underwritten in accordance with guidelines defined by the Agencies, as well as additional requirements in some cases, designed to predict a borrower’s ability and willingness to repay. In spite of these standards, our underwriting guidelines may not always correlate with mortgage loan defaults. For example, FICO scores, which we obtain on a substantial majority of our loans, purport only to be a measurement of the relative degree of risk a borrower represents to a lender (i.e., that a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score). While we seek to consider these risks in our reserve assumptions and pricing, underwriting guidelines cannot predict two of the most common reasons for a default on a mortgage loan: loss of employment and serious medical illness. Any increase in default rates could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

We have significant vendors that, among other things, provide us with financial, technology and other services to support our loan servicing and originations activities. In addition to our significant reliance on our subservicer, our servicing vendors help us provide escrow services, print vendor, loss mitigation, foreclosure and bankruptcy services, In the event that a vendor’s activities do not comply with the applicable servicing criteria, we could be exposed to liability as the servicer and it could negatively impact our relationships with our servicing customers or regulators, among others. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. For example, many of our MSRs continue to be serviced by Cenlar, although such services may be significantly reduced in the future. If Cenlar fails to fulfill its contractual obligations to us, including through a failure to provide services to us and our borrowers at the required level to comply with federal, state, and investor requirements, our servicing business and operations would suffer. More generally, if a vendor fails to comply with applicable legal requirements on our behalf, or provide to us the services we are contractually owed, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.

Our risk management policies and procedures may not be effective.

Our risk management framework seeks to anticipate, mitigate, detect, measure and manage risk while balancing risk and return according to the Company’s risk appetite. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including market and interest rate risk, liquidity risk, cyber risk, regulatory and legal risk, reputational risk, operational risk, vendor risk, and counterparty risk. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

The loss of the services of our senior management could adversely affect our business.

The experience of our senior management, including Anthony Hsieh, our Chief Executive Officer, is a valuable asset to us. Our management team has significant experience in the residential mortgage loan production and servicing industry and the investment management industry, and, therefore, we are particularly dependent on retaining members of our management with such critical capabilities. If we are unable to do so, our ability to maintain relationships with counterparties and other third parties, operate, innovate and generate new business could be jeopardized, any of which could negatively impact our business, financial condition, and results of operations. We also depend on identifying, developing and retaining top talent to innovate and lead our businesses. In addition, our incentive compensation plans are intended to reward high-performing individuals for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives does not materialize because of volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the personnel we need to operate could be adversely affected. The loss of a member of senior management requires the remaining executives to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in our senior executive positions on a timely basis could adversely affect our ability to implement our business strategy, which could negatively impact our results of operations. Furthermore, certain of our warehouse lines specify that a substantial change in the management responsibilities of Mr. Hsieh constitutes an event of default. We do not maintain key life insurance policies relating to our senior management. See “—Risks related to our business—The departure or change in the responsibilities of Anthony Hsieh, our Chief Executive Officer, and certain other changes in our ownership or in our board of directors may cause one or more events of default under our warehouse lines and other financing arrangements.”

Our business could suffer if we fail to attract and retain a highly skilled workforce.

Our future success will depend on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan officers and underwriters. Trained and experienced personnel are in high demand and may be in short supply in some areas. Companies with which we compete for experienced employees may have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which may increase their value to competitors who may seek to recruit them. We may not be able to attract, develop, and maintain an adequate skilled workforce necessary to operate our business and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition and results of operations.

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

Despite our efforts to ensure the integrity of our systems, it is possible that we and our third-party vendors may not be able to anticipate or implement effective preventive measures against all security breaches or unauthorized access of our information technology systems or the information technology systems of third-party vendors that receive, process, retain and transmit electronic information on our behalf. The techniques used to obtain unauthorized, improper or illegal access to our systems and those of our third-party vendors, our data, our employees’ customers’ and loan applicants’ data or to disable, degrade or sabotage service are constantly evolving, and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not recognized or detected until after they have been launched and security attacks can originate from a wide variety of sources, including third parties such as computer hackers, persons involved with organized crime or associated with external service providers, or foreign state or foreign state-supported actors. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our borrowers. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings.

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

We are routinely and currently involved in legal proceedings concerning matters that arise in the ordinary course of our business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. These actions and proceedings are generally based on alleged violations of consumer protection, employment, contract and other laws.

On December 24, 2020, we received a demand letter from one of the senior members of our operations team asserting, among other things, allegations of loan origination noncompliance and various employment related claims, including allegations of a hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. While the Company’s management does not believe these allegations have merit, it could result in substantial costs and a diversion of our management’s attention and resources. For further details on this matter and other legal proceedings, see “Item 3 - Legal Proceedings” and “Note 22- Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.”

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

The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts, such as the armed conflict involving Russia and Ukraine and related unrest, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

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

We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and confidentiality procedures and contractual provisions with employees and third parties to protect our intellectual property and proprietary rights. As of December 31, 2021, we hold 31 registered United States trademarks and 23 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as seven United States patent applications. Nonetheless, as new challenges with respect to intellectual property protection arise, we cannot assure you that these measures will be adequate to protect our intellectual property and proprietary rights that we have secured, that we will be able to secure appropriate protections for all of our intellectual property and proprietary rights in the future, or that third parties will not misappropriate, infringe upon or otherwise violate our intellectual property or proprietary rights, particularly in foreign countries where laws or enforcement practices may not protect our intellectual property and proprietary rights as fully as in the United States. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized third parties may attempt to disclose, obtain, duplicate, copy or use proprietary aspects of our technology, curricula, online resource material, and other intellectual property. Our management’s attention may be diverted by these attempts, and we may need to expend funds in litigation or other proceedings to protect our intellectual property proprietary rights against any infringement, misappropriation or violation. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

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

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We have encountered and may in the future encounter disputes from time to time over rights and obligations concerning intellectual property or proprietary rights of others, and we may not prevail in these disputes. Third parties may raise claims against us alleging an infringement, misappropriation or other violation of their intellectual property or proprietary rights. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged infringements, misappropriations or other violations of such intellectual property rights. In addition, former employers of our current, former or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. The resolution of any such disputes or litigation is difficult to predict. Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against who our own intellectual property may therefore provide little or no deterrence or protection. Any such intellectual property claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether such claim has merit. Such claims may also result in adverse judgements or settlement on unfavorable terms. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property, cease offering certain products or services, alter the content of our classes, or incur significant license, royalty or technology development expenses.

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

Our results of operations are materially affected by conditions in the mortgage loan and real estate markets, the financial markets and the economy generally. During the Financial Crisis for example, a decline in home prices led to an increase in delinquencies and defaults, which led to further home price declines and losses for creditors. This depressed mortgage loan origination activity and general access to credit. Post-Financial Crisis, the disruption in the capital markets and secondary mortgage markets has also reduced liquidity and investor demand for mortgage loans and MBS, while yield requirements for these products increased. Continuing concerns about inflation, rising interest rates, energy costs, geopolitical issues (including the potential for increased tensions between the United States and Russia resulting from armed conflict involving Russia and Ukraine and related unrest), political gridlock on United States federal budget matters including full or partial government shutdowns, trade wars, the COVID-19 Outbreak (and any future outbreaks of coronavirus or similar diseases) and the availability and cost of credit could contribute to increased volatility and diminished expectations for the economy and markets going forward. If present U.S. and global economic uncertainties persist, loan origination activity may become muted. Should any of these situations occur, our loan originations and revenue could decline and our business could be negatively impacted.

Our earnings may decrease because of changes in prevailing interest rates.

We believe interest rates will rise throughout 2022 as a result of Federal Reserve policies aimed at combating inflation. We generate a sizeable portion of our revenues from loans we make to clients that are used to refinance existing mortgage loans. Generally, the refinance market experiences significant fluctuations. As interest rates rise, refinancing volumes generally decrease as fewer consumers are incentivized to refinance their mortgages. This could adversely affect our revenues or require us to increase marketing expenditures in an attempt to maintain refinancing related origination volumes. Higher interest rates may also reduce demand for purchase mortgage loans as home ownership becomes more expensive and could also reduce demand for our home equity loans. Decreases in interest rates can also potentially adversely affect our business as the stream of servicing fees and correspondingly, the value of servicing rights, decreases as interest rates decrease.

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

Competition in originating loans comes from large commercial banks and savings institutions and other independent loan originators and servicers. These institutions may have significantly greater resources and access to capital than we do, which may give them the benefit of a lower cost of funds. Commercial banks and savings institutions may also have significantly greater access to potential customers given their deposit-taking and other banking functions. Also, some of these competitors are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity and may be able to participate in government programs that we are unable to participate in because we are not a state or federally chartered depository institution, all of which may place us at a competitive disadvantage. The advantages of our largest competitors include, but are not limited to, their ability to hold new loan originations in an investment portfolio and their access to lower rate bank deposits as a source of liquidity.

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

The level of home prices and home price appreciation affects performance in the mortgage loan industry. For example, falling home prices between 2007 and 2011 across the United States resulted in higher LTV ratios, lower recoveries in foreclosure and an increase in loss severity above those that would have been realized had property values remained the same or continued to increase. There is a risk that housing prices decline, reducing borrower equity and incentive to repay. Additionally, adverse macroeconomic conditions may reduce borrowers’ ability to pay. Further, if rates rise borrowers with adjustable rate mortgage loans may face higher monthly payments as the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates. All of these factors could potentially contribute to an increase in mortgage loan delinquencies and correspondingly, defaults and foreclosures.

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

Additionally, federal, state and local governments and regulatory agencies have recently proposed or enacted numerous new laws, regulations and rules related to mortgage loans. Federal and state regulators are also rigorously enforcing existing laws, regulations and rules and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. Consumer finance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as we currently intend. See “—Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.”

These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our result of operations. Ensuring compliance with new or changing laws and regulations also require increased expense and may create significant operational impact. Accordingly, uncertainty persists regarding the competitive impact of new laws or regulations. As compared to our competitors, we could be subject to more stringent state or local regulations, or could incur marginally greater compliance costs as a result of regulatory changes. In addition, our failure to comply (or to ensure that our agents and third-party service providers comply) with these laws or regulations may result in costly litigation or enforcement actions, the penalties for which could include but are not limited to: revocation of required licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to directly or indirectly collect all or a part of the principal of or interest on loans; delays in the foreclosure process and increased servicing advances; and increased repurchase and indemnification claims.

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

In September 2019, the U.S. Department of the Treasury released a proposal for reform, and, in October 2019, FHFA released a strategic plan regarding the conservatorships, which included a Scorecard that has Fannie Mae and Freddie Mac preparing for exiting conservatorship as one of its key objectives. Among other things, the Treasury recommendations include recapitalizing the GSEs, increasing private-sector competition with the GSEs, replacing GSE statutory affordable housing goals, changing mortgage underwriting requirements for GSE guarantees, revising the CFPB qualified mortgage regulations (for further discussion of these regulations, see “—Risks related to regulatory environment—The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its rules increase our regulatory compliance burden and associated costs.”), and continuing to support the market for 30-year fixed-rate mortgages. Some of Treasury’s recommendations would require administrative action whereas others would require legislative action. In January 2021, consistent with those recommendations, the Trump administration’s Treasury and FHFA took steps to permit the GSEs to increase their capital levels. However, it is uncertain whether these or other 2019 recommendations will be enacted, particularly in light of the new administration’s priorities. If these recommendations are enacted, the future roles of Fannie Mae and Freddie Mac could be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements. In addition, various other proposals to generally reform the U.S. housing finance market have been offered by members of the U.S. Congress, and certain of these proposals seek to significantly reduce or eliminate over time the role of the GSEs in purchasing and guaranteeing mortgage loans. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business. It is possible that the adoption of any such proposals might lead to higher fees being charged by the GSEs or lower prices on our sales of mortgage loans to them.

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

The Agencies require us to follow specific guidelines, which may be changed at any time. The Agencies have the ability to provide monetary incentives for loan servicers that perform well and to assess penalties for those that do not, including compensatory penalties against loan servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings and other breaches of servicing obligations. We generally cannot negotiate the terms of these guidelines or predict the penalties that the Agencies might impose for a failure to comply with those guidelines. Any failure by us to conform to these guidelines would materially adversely affect us. The Agencies, as well as their regulator FHFA, also have authority to approve or limit the number of loans that may be transferred to our servicing portfolio, which may impact our ability to grow our existing mortgage servicing operation.

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

In addition, the laws and regulations applicable to us are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. As a result of varied, infrequent, or unclear interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations. Provisions that by their terms, or as interpreted, apply to lenders or servicers of loans may be construed in a manner that favors our borrowers and customers over loan originators and servicers. Furthermore, provisions of our loan agreements could be construed as unenforceable by a court.

The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its rules increase our regulatory compliance burden and associated costs.

We are subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay and “Qualified Mortgage” standards and other origination standards and practices as well as servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgments, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. The CFPB has also amended provisions of HOEPA regarding the determination of high-cost mortgages, and of Regulation B, to implement additional requirements under the ECOA with respect to valuations, including appraisals and automated valuation models. The CFPB has also issued guidance to loan servicers to address potential risks to borrowers that may arise in connection with transfers of servicing. Additionally, through bulletins 2012-03 and 2016-02, the CFPB has increased the focus on lender liability and vendor management across the mortgage and settlement services industries, which may vary depending on the services being performed.

For example, the CFPB iteratively adopted rules over the course of several years regarding mortgage servicing practices that required us to make modifications and enhancements to our mortgage servicing processes and systems.

The CFPB’s examinations have increased, and will likely continue to increase, our administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on the lending industry and loan servicing, and any failure in our ability to comply with the new rules by their effective dates, could be detrimental to our business. The CFPB also issued guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected. We are regulated by the CFPB and are subject to routine examinations.

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

In addition, the occurrence of one or more of the foregoing events or a determination by any court or regulatory agency that our policies and procedures do not comply with applicable law could impact our business operations. For example, if the violation is related to our servicing operations it could lead to downgrades by one or more rating agencies, a transfer of our servicing responsibilities, requirements to provide restitution, increased delinquencies on mortgage loans we service or any combination of these events. Such a determination could also require us to modify our servicing standards. The expense of complying with new or modified servicing standards may be substantial. Any such changes or revisions may have a material impact on our servicing operations, which could be detrimental to our business.

The federal government may seek significant monetary damages and penalties against mortgage loan lenders and servicers under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and the False Claims Act (“FCA”) for making false statements and seeking reimbursement for ineligible costs and expenses.

During the Obama administration, the federal government initiated a number of actions against mortgage loan lenders and servicers alleging violations of FIRREA and the FCA. Some of the actions against lenders alleged that the lenders sold defective loans to Fannie Mae and Freddie Mac, while representing that the loans complied with the GSE’s underwriting guidelines. The federal government has also brought actions against lenders asserting that they submitted claims for FHA-insured loans that the lender falsely certified to HUD met FHA underwriting requirements that resulted in FHA paying out millions of dollars in insurance claims to cover the defaulted loans. See “Item 1. Business—Supervision and regulation—Supervision and enforcement” and the risk factor captioned “—We are subject to regulatory investigations and inquiries and may incur fines, penalties and increased costs that could negatively impact our future liquidity, financial position and results of operations or damage our reputation.” Because these actions carry the possibility for treble damages, many have resulted in settlements totaling in the hundreds of millions of dollars, as well as required lenders and servicers to make significant changes in their practices.

The Company’s FCA litigation-related risk may increase as a result of administration changes, legislative changes, and changes in FCA case law. In July 2021, the U.S. Department of Justice (“DOJ”) rescinded Trump-administration DOJ memoranda restricting the DOJ’s use of agency guidance documents—such as agency manuals, policy statements, and opinion letters—to support civil and criminal enforcement actions. The rescission of such memoranda may give the DOJ more flexibility to pursue FCA actions premised on non-compliance with guidance documents (in addition to express contractual obligations, certification requirements, and formally enacted laws, rules, and regulations). Additionally, in July 2021, a bipartisan group of U.S. senators introduced legislation to amend the FCA. Among other things, the proposed legislation would reduce the burden on the United States to establish the materiality element of an FCA claim, heighten the burden on a defendant to rebut the materiality element of an FCA claim, increase certain FCA litigation costs for defendants in FCA qui tam litigation, and require a hearing before the DOJ’s dismissal of a qui tam relator’s FCA claim. It is uncertain whether these proposed changes will be enacted, but it is possible that the enactment of such changes will increase the risk of future FCA claims, increase the size of potential penalties arising from FCA enforcement actions, or increase the size of settlements entered into in connection with FCA claims. Finally, case law regarding the elements required to establish an FCA claim continues to evolve. It is possible that case law could make it easier for the DOJ or FCA qui tam plaintiffs to assert FCA claims or to advance new theories of FCA claims relating to our mortgage origination and servicing conduct.

Unlike our competitors that are depository institutions, we are subject to state licensing and operational requirements that result in substantial compliance costs.

Because we are not a federally chartered depository institution, we generally do not benefit from federal preemption of state mortgage loan origination, loan servicing or debt collection licensing and state and local regulatory requirements. We may also be subject to other licensing requirements applicable to one or more of our subsidiaries, such as title insurance, insurance production, or real estate brokerage licenses. We must comply with state licensing requirements and varying compliance requirements in all of the jurisdictions in which we operate, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. Further, due to not being a federally chartered depository institution, our reliance on warehouse lines for purposes of funding loans contains certain risks, such as limited access to backup liquidity as compared to federally charted depository institutions, and as illustrated in the mortgage loan crisis which resulted in warehouse lines lenders refusing to honor lines of credit for non-banks without a deposit base.

In all states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers and/or originators, as well as title insurers, insurance producers, and real estate brokers. These rules and regulations, which vary from state to state, generally provide for, but are not limited to: licensing as a loan servicer, lender or broker (including individual-level licensure for employees engaging in loan origination activities), loan modification or third-party debt default specialist (or a combination thereof); licensing as a title insurer, an insurance agency or producer, or as a real estate broker; requirements as to the form and content of contracts and other documentation; licensing of independent contractors with whom we contract; and employee hiring background checks. They also set forth restrictions on lending, brokering, servicing, collection insurance, and real estate practices, restrictions related to fees and charges, including loan interest rate limits, and disclosure and record-keeping requirements. They establish a variety of borrowers’ and consumers’ rights in the event of violations of such rules. Future state legislation and changes in existing laws and regulations may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business. For example, the California state legislature on August 31, 2020 passed a bill that replaced California’s Department of Business Oversight with a new Department of Financial Protection and Innovation that is modeled after the CFPB. Governor Newsom signed the bill into law on September 25, 2020. While this bill does not directly apply to us because the bill contains an exemption for most existing licensees, this could establish a model for other states to create similar agencies that would supervise our residential lending and servicing activities.

In addition, we are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers or consumers of certain fees earned by us, and we may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.

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

The SCRA provides relief to borrowers who enter active military service and to borrowers in reserve status who are called to active duty after the origination of their mortgage loan. The SCRA provides generally that a borrower who is covered by the SCRA may not be charged interest on a mortgage loan in excess of 6% per annum during the period of the borrower’s active duty along with other servicing related benefits. The DOJ and federal regulators have entered into significant settlements with a number of loan servicers alleging violations of the SCRA. Some of the settlements have alleged that the servicers did not correctly apply the SCRA’s 6% interest rate cap, while other settlements have alleged that servicers did not comply with the SCRA’s foreclosure and default judgment protections when seeking to foreclose upon a mortgage loan note or collect payment of a debt. Recent settlements indicate that the DOJ and federal regulators broadly interpret the scope of the substantive protections under the SCRA and are moving both to identify instances in which loan servicers have not complied with the SCRA. Alleged SCRA non-compliance has been a focal point of the National Mortgage Settlement by the DOJ as well as the Independent Foreclosure Review jointly supervised by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve, and several additional SCRA-related settlements continue to make this a significant area of scrutiny for both regulatory examinations and public enforcement actions.

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

Subject to certain exemptions, the TCPA makes it unlawful for any person within the United States, or any person outside the United States if the recipient is within the United States, to make any call (other than a call made for emergency purposes or made with the prior express consent of the called party) using any ATDS or an artificial or prerecorded voice to any cellular telephone number or other number for which the called party is charged. Under FCC rulings and regulations “prior express consent” must be in writing if the call contains an advertisement or constitutes telemarketing. Separately, the TCPA requires telemarketers to maintain an internal DNC list and a policy adhering to “do-not-call” registry requirements which, in part, mandate callers to refrain from making unsolicited marketing calls to consumers who have listed their numbers on the National Do Not Call Registry, absent an inquiry or established business or personal relationship. Short message service and multimedia message service messages are also “calls” for the purpose of the TCPA and the FCC’s regulations implanting the statute. Many states have similar consumer protection laws regulating telemarketing.

The TCPA provides a private right of action under which a plaintiff, including a plaintiff in a class action, may recover actual monetary loss or $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or ATDS. The TCPA authorizes a private right of action of “up to” $500 for each call or text made in violation of the DNC provisions of the TCPA beginning with the second violative call made in any 12 month period, unless the call is made as a result of a good faith error by a caller maintaining appropriate policies and procedures to comply with the statute. Under either provision a court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we are regularly subject to putative, class action suits alleging violations of the TCPA. To date, no such class has been certified. If in the future we are found to have violated the TCPA, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then TCPA damages could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Indebtedness

We rely on warehouse lines of credit and other sources of capital and liquidity to meet the financing requirements of our business.

Our ability to finance our operations and repay maturing obligations rests on our ability to borrow money and secure investors to purchase loans we originate or facilitate. We rely in particular on our warehouse lines of credit to fund our mortgage loan originations. We are generally required to renew our warehouse lines each year, which exposes us to refinancing, interest rate, and counterparty risks. As of December 31, 2021, we had fifteen warehouse lines which provide an aggregate available mortgage loan lending facility of $11.8 billion, and thirteen of our warehouse lines allow advances to fund loans at closing of the consumer’s mortgage loan. We rely on two such warehouse line providers for 30% of our aggregate available home lending facility. If any warehouse line provider ceased doing business with us, our business, operations, and results of operations could materially suffer. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Warehouse Lines and Debt Obligations.” Our ability to extend or renew existing warehouse lines and obtain new warehouse lines is affected by a variety of factors including:

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

As of December 31, 2021, we had $9.1 billion of outstanding indebtedness, of which $7.5 billion was secured, short-term indebtedness under our warehouse lines, $542.9 million was secured debt obligations, and $1.1 billion was unsecured debt obligations. For more information regarding our financing arrangements, see “Item 7. Management discussion and analysis —Liquidity and capital resources—Warehouse Lines and Debt Obligation.” Subject to the limits contained in the applicable agreements governing our warehouse lines and other debt obligations, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences to the holders of our Class A Common Stock, including the following:

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

Although we have shifted away from using the London Interbank Offered Rate (“LIBOR”) to originate adjustable rate loans and have amended our variable-rate indebtedness to account for the adjustment from LIBOR, we may still be exposed to risks relating to the transition from LIBOR and the volatility of LIBOR.

In July 2017, the U.K. Financial Conduct Authority announced that it intended to stop collecting LIBOR rates from banks after 2021. U.S. dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. We have transitioned originating adjustable rate loans away from LIBOR to SOFR and have amended our variable-rate indebtedness, removing LIBOR with a replacement rate or fallback language to ensure an orderly migration to a successor reference rate. Nonetheless, there is currently no definitive successor reference rate to LIBOR and we are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the U.S. or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. LIBOR-related changes could affect our overall results of operations and financial condition.

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

Although we currently have a majority of independent directors, we may rely on these exemptions. Each of our governance and nominating committee and compensation committee currently consists entirely of independent directors but such committees will not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements.

The Parthenon Stockholders and the Continuing LLC Members control us and their interests may conflict with yours in the future.

The Parthenon Stockholders and the Continuing LLC Members own approximately 97.4% of the combined voting power of our Class A, Class B, Class C and Class D Common Stock. Accordingly, the Parthenon Stockholders and the Continuing LLC Members, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, assets sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as the Parthenon Stockholders and the Continuing LLC Members retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. So long as the Parthenon Stockholders and the Continuing LLC Members continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

In addition, the Continuing LLC Members owns 55.7% of the Holdco Units. Because they hold their ownership interest in our business through LD Holdings, rather than us, these existing unitholders may have conflicting interests with holders of our Class A Common Stock. For example, the Continuing LLC Members may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us. See Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies “—Income Taxes” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

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

The Continuing LLC Members may from time to time cause LD Holdings to exchange an equal number of Holdco Units and Class B Common Stock for cash or Class A Common Stock of loanDepot, Inc. on a one-for-one basis at our election. In addition, we purchased Holdco Units from the Exchanging Members. As a result of these transactions, we expect to become entitled to certain tax basis adjustments reflecting the difference between the price we pay to acquire Holdco Units of LD Holdings and the proportionate share of LD Holdings’ tax basis allocable to such units at the time of the exchange. As a result, the amount of tax that we would otherwise be required to pay in the future may be reduced by the increase (for tax purposes) in depreciation and amortization deductions attributable to our interests in LD Holdings, although the U.S. Internal Revenue Service (“IRS”) may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge.

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

The tax receivable agreement provides that (i) in the event that we materially breach any of our material obligations under the agreement, whether as a result of failure to make any payment, failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, (ii) if, at any time, we elect an early termination of the agreement, or (iii) upon certain changes of control of the Company our (or our successor’s) obligations under the agreements (with respect to all Holdco Units of LD Holdings, whether or not such units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions. These assumptions include the assumptions that (i) we (or our successor) will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits subject to the tax receivable agreement, (ii) we (or our successor) will utilize any loss carryovers generated by the increased tax deductions and tax basis and other benefits in the earliest possible tax year, and (iii) LD Holdings and its subsidiaries will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. As a result of the foregoing, if we materially breach a material obligation under the agreement, if we elect to terminate the agreement early, or if we undergo a change of control we would be required to make an immediate lump sum payment equal to the present value of the anticipated future tax savings, which payment may be made significantly in advance of the actual realization of such future tax savings. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. There can be no assurance that we will be able to fund or finance our obligations under the tax receivable agreement. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. See Note 1-

Description of Business, Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” for further information.

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

Risks Related to Ownership of Our Class A Common Stock and Public Company Status

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

The multi- class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial offering, including our directors, executive officers, Mr. Hsieh and his affiliates (the “Hsieh Stockholders”) and Parthenon Stockholders, who hold in the aggregate 97.4% of the voting power of our capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class C and Class D Common Stock have five votes per share, and our Class A Common Stock, has one vote per share. The holders of our outstanding Class C and Class D Common Stock hold 97.4% of the voting power of our outstanding capital stock. Because of the five-to-one voting ratio between our Class C and Class D Common Stock and the Class A Common Stock offered hereby, the holders of our Class C and Class D Common Stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval. Such rights and differential voting of the Parthenon Stockholders and Hsieh Stockholders shall cease five years from the date of our initial public offering. This concentrated control could limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

As a public company, we incur significant legal, accounting, reporting and other expenses, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will incur costs associated with compliance with the Sarbanes-Oxley Act and rules and regulations of the SEC, and various other costs of a public company. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing, including increased legal and financial compliance costs and may make some activities more time-consuming and costly. Our management needs to devote a substantial amount of time to ensure that we comply with all of these requirements.

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

We have a total of 36,466,936 shares of Class A Common Stock issued and outstanding. The Class A Common Stock is freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any Class A Common Stock that may be held or acquired by our directors, executive officers and other affiliates (as that term is defined in the Securities Act), which will be restricted securities under the Securities Act. Restricted securities may be sold only in compliance with Rule 144 under the Securities Act. In addition, 273,551,252 shares of Class A Common Stock may be issued upon the exercise of the exchange and /or conversion rights described elsewhere in this annual report on Form 10-K (assuming all outstanding 172,729,168 Holdco Units together with an equal number of shares of Class B Common Stock or Class C Common Stock, as applicable, in addition to our all outstanding 100,822,084 Class D Common Stock are exchanged for shares of Class A Common Stock) all of which are held by our directors, executive officers and their affiliated entities, and are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. These holders have registration rights that will permit them to sell the securities into the open market.

We filed one and may file more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible or exchangeable for shares of our Class A Common Stock issued pursuant to our 2021 Omnibus Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. The initial registration statement on Form S-8 covers shares of our Class A Common Stock. As restrictions on resale ended, the market price of our shares of Class A Common Stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings or our shares of Class A Common Stock or other securities.

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

We cannot assure that we will pay any dividends on our Class A common stock.

Any payment of any future dividends will be at the discretion of our Board, which comprises a majority of independent directors. Although our Board has not adopted a written dividend policy, it has declared a regular cash dividend of $0.08 per share on our Class A common stock for each quarter of 2021 since the completion of our IPO. Nonetheless, our Board may determine not to declare any cash dividends in the future. Although our Board may elect to declare cash dividends on our Class A common stock, subject to our compliance with applicable law, and depending on, among other things, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in our debt, there can be no assurance it will do so. In addition, our ability to pay dividends depends on our receipt of distributions from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any indebtedness we or our subsidiaries incur. For more information about our dividends, see “Item. 7. Management Discussion and Analysis - Liquidity and Capital Resources - Dividends and Distributions.”

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

We lease ten additional facilities: one in Lake Forest, California; two in Irvine, California one in Franklin, Tennessee; two in Scottsdale, Arizona one in Chandler, Arizona; one in Southfield, Michigan; and two in Plano, Texas. Our Lake Forest location is primarily operations, support services, and settlement services, our Irvine locations are primarily sales and operations, and technology, our Franklin and Southfield locations are primarily sales offices, our Arizona locations and our Walpole location houses some of our sales, processing and operations employees, and our Plano locations include employees from nearly all aspects of our business, including our servicing department. In addition, we lease over 240 licensed sales office locations, in most states across the United States.

None of our leases extend beyond 10 years and the financial commitments are immaterial to the scope of our operations.

Intellectual Property

As of December 31, 2021, we hold 31 registered United States trademarks and 23 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as seven United States patent applications. We do not otherwise rely on any registered copyrights or other forms of registered intellectual property. Our other intellectual property rights consist of unregistered copyrights, trade secrets, proprietary know-how and technological innovations that we have developed to maintain our competitive position.

Item 3. Legal Proceedings

From time to time, we and certain of our subsidiaries are involved in various lawsuits in state or federal courts regarding violations of state or federal statutes, regulations or common law related to matters arising out of the ordinary course of business. We are not currently subject to any other material legal proceedings. See Note 22- Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.”

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

Holders

As of March 17, 2022, there were 34 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of March 17, 2022, there were 0 stockholders of record of our Class B common stock.

As of March 17, 2022, there were 78 stockholders of record of our Class C common stock.

As of March 17, 2022, there were 4 stockholders of record of our Class D common stock.

Dividend Policy

We initiated a quarterly dividend in May 2021. Cash dividends are subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, including the satisfaction of our obligations under the tax receivable agreement, restrictions in our debt agreements, business prospects and other factors that our board of directors may deem relevant. The payment, including timing and amount, of such quarterly dividends and any future dividends will be at the discretion of our board of directors.

Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing our indebtedness. Future agreements may also limit our ability to pay dividends. Following our initial public offering, we receive a portion of any distributions made by LDLLC. Under the 10th LLC Agreement, loanDepot, Inc., through its ability to appoint the board of managers of LD Holdings, which will have the ability to appoint the board of managers of LDLLC, has the right to determine when distributions (other than tax distributions) will be made by LDLLC to LD Holdings and the amount of any such distributions. Under the Holdings LLC Agreement, the board of managers of LD Holdings has the right to determine when distributions (other than tax distributions) will be made to unitholders of LD Holdings and the amount of any such distributions. Any such distributions will be distributed to all holders of Holdco Units, including us, pro rata based on their holdings of Holdco Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the tax receivable agreement to the Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members or their permitted assignees.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities

Shares of the Company's Class B common stock or Class C common stock may each be converted, together with a corresponding Holdco Unit, as applicable, at any time and from time to time at the option of the holder of such share of Class B common stock or Class C common stock, as applicable, for one fully paid and non-assessable share of Class A common stock. Each share of the Company’s Class D common stock may be converted into one fully paid and non-assessable share of Class A common stock at any time at the option of the holder of such share of Class D common stock. There is no cash or other consideration paid by the holder converting such shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On October 1, 2021, we issued to stockholders 312,911 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.
On November 1, 2021, we issued to stockholders 1,730,531 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On November 11, 2021, we issued to stockholders 14,156,560 shares of Class A common stock upon the conversion of the same number of shares of our Class D common stock and corresponding Holdco Units held by such stockholders.

On December 1, 2021, we issued to stockholders 2,263,379 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

Issuer Purchases of Equity Securities

None.

Item 6. [RESERVED]

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
Current Market Conditions:
Residential mortgages represent the largest segment of the broader United States consumer finance market. According to the MBA’s Mortgage Finance Forecast published February 22, 2022, there was approximately $11.6 trillion of residential mortgage debt outstanding in the United States at December 31, 2021 that is forecasted to increase to $12.3 trillion by the end of 2022. During 2021, annual one-to-four family residential mortgage origination volume remained elevated at $4.0 trillion, of this $2.3 trillion was comprised of refinance volume driven by lower interest rates. Annual one-to-four family residential mortgage origination volumes are expected to decrease by 34% to $2.6 trillion in 2022. The primary driver of this decrease is refinance volume, which is expected to decrease by $1.5 trillion during the year. Purchase volume however, is expected to remain strong and increase by $127.0 billion over the prior year driven by continued strong housing fundamentals and home price appreciation.
Looking forward, we expect to continue our growth in market share driven by ongoing strength in the residential housing market supported by increasing homeowners’ equity creating demand for cash-out refinance transactions; decreasing number of borrowers experiencing distress, with lower delinquencies and fewer borrowers in forbearance; and a sharper focus on expansion of ancillary products and services from expanded customer engagement points that will result in additional revenue sources.
Impact of the COVID-19 Pandemic
The financial markets demonstrated significant volatility due to the economic impacts of COVID-19 as interest rates fell to historic lows during 2020, which resulted in increased mortgage refinance originations and favorable margins during 2020. Our efficient and scalable platform enabled us to respond quickly to the increased market demand which resulted in increased loan originations throughout 2021. During 2021, the COVID-19 pandemic continued to bring some risk and uncertainty to the economy, including the risk of unemployment, borrower delinquency rates, increased servicing advances, the health and safety of our workers, and our overall profitability and liquidity. As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered into forbearance plans including those under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). As of December 31, 2021, approximately 0.6%, or $1.0 billion UPB, of our servicing portfolio was in active forbearance. While these advance requirements may be somewhat higher levels of forbearance, we believe we are well-positioned in terms of our liquidity.
Fluctuations in Interest Rates
Our mortgage loan refinancing volumes (and to a lesser degree, our purchase volumes), balance sheets, and results of operations are influenced by changes in interest rates and how we effectively manage the related interest rate risk. As interest rates decline, mortgage loan refinance volumes tend to increase, while an increasing interest rate environment may cause a decrease in refinance volumes and purchase volumes. In addition, the majority of our assets are subject to interest rate risk, including LHFS, which consist of mortgage loans held on our consolidated balance sheets for a short period of time after origination until we are able to sell them, IRLCs, servicing rights and mandatory trades, forward sales contracts, interest rate swap futures and put options that we enter into to manage interest rate risk created by IRLCs and uncommitted LHFS. We refer to such mandatory trades, forward sales contracts, interest rate swap futures and put options collectively as “Hedging Instruments.” As interest rates increase, our LHFS and IRLCs generally decrease in value while our Hedging Instruments utilized to hedge against interest rate risk typically increase in value. Rising interest rates cause our expected mortgage loan servicing revenues to increase due to a decline in mortgage loan prepayments which extends the average life of our servicing portfolio and increases the value of our servicing rights. Conversely, as interest rates decline, our LHFS and IRLCs generally increase in value while our Hedging Instruments decrease in value. In a declining interest rate environment, borrowers tend to refinance their mortgage loans, which increases prepayment speed and causes our expected mortgage loan servicing revenues to decrease, which reduces the average life of our servicing portfolio and decreases the value of our servicing rights. The changes in fair value of our servicing rights are recorded as unrealized gains and losses in changes in fair value of servicing rights, net, in our consolidated statements of operations.

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
Servicing Metrics
Servicing metrics include the unpaid principal balance of our servicing portfolio and servicing portfolio units, which represent the number of mortgage loan customers we service. We believe that the net additions to our portfolio and number of units are indicators of the growth of our mortgage loans serviced and our servicing income, but may be offset by sales of servicing rights.

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2021	2020	2019
Financial statement data
Total revenue	$3,724,704	$4,312,174	$1,337,131
Total expenses	3,058,187	2,296,816	1,304,460
Net income	623,146	2,013,110	34,420
Earnings per share of Class A and Class D common stock
Basic	$0.87	N/A	N/A
Diluted	$0.87	N/A	N/A
Non-GAAP financial measures(1)
Adjusted total revenue	$3,739,182	$4,253,276	$1,345,624
Adjusted net income	555,576	1,486,137	34,535
Adjusted EBITDA	869,368	2,084,905	123,451
Adjusted Diluted EPS	$1.72	N/A	N/A
Loan origination and sales
Loan originations by channel:
Retail	$108,708,990	$80,256,666	$32,700,837
Partner	28,291,757	20,503,485	12,623,189
Total	$137,000,747	$100,760,151	$45,324,026
Loan originations by purpose:
Purchase	$39,321,538	$28,301,076	$18,513,555
Refinance	97,679,209	72,459,075	26,810,471
Total	$137,000,747	$100,760,151	$45,324,026
Loan originations (units)	392,737	297,450	152,588

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2021	2020	2019
Licensed loan officers:
Retail	3,102	2,385	2,040
Partner	271	227	197
Total	3,373	2,612	2,237
Loans sold:
Servicing-retained	$117,934,385	$87,186,118	$20,360,739
Servicing-released	18,148,290	10,353,541	23,134,883
Total	$136,082,675	$97,539,659	$43,495,622
Loans sold (units)	392,213	289,512	148,426
Gain on sale margin	2.61%	4.13%	2.77%
Gain on sale margin - retail	2.93	4.41	3.39
Gain on sale margin - partner	1.38	3.06	1.16
Pull through weighted gain on sale margin	3.07	3.65	2.76
IRLCs	$166,263,478	$160,984,531	$75,262,459
IRLCs (units)	506,176	471,723	268,692
Pull through weighted lock volume	$116,628,597	$114,205,923	$45,482,929
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$162,112,965	$102,931,258	$36,336,126
Total servicing portfolio (units)	524,992	342,600	148,750
60+ days delinquent ($)	$1,510,261	$2,162,585	$383,272
60+ days delinquent (%)	0.93%	2.10%	1.05%
Servicing rights at fair value, net(2)	$1,999,402	$1,124,302	$444,443
Weighted average servicing fee (3)	0.29%	0.31%	0.35%
Multiple (3)(4)	4.4x	3.2x	3.6x
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

Results of Operations
The following table sets forth our consolidated financial statement data for 2021 compared to 2020. A comparative discussion of results for 2020 compared to 2019 is provided in the "Results of Operations" section within the Company’s Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2020.

	Year Ended December 31,		Change $	Change %
(Dollars in thousands)	2021	2020
REVENUES:
Net interest income	$44,021	$11,436	$32,585	284.9%
Gain on origination and sale of loans, net	3,213,351	3,905,986	(692,635)	(17.7)
Origination income, net	362,257	258,807	103,450	40.0
Servicing fee income	393,680	185,895	207,785	111.8
Change in fair value of servicing rights, net	(445,862)	(144,348)	(301,514)	(208.9)
Other income	157,257	94,398	62,859	66.6
Total net revenues	3,724,704	4,312,174	(587,470)	(13.6)
EXPENSES:
Personnel expense	1,929,752	1,531,371	398,381	26.0
Marketing and advertising expense	467,590	264,337	203,253	76.9
Direct origination expense	193,264	124,754	68,510	54.9
General and administrative expense	214,965	171,712	43,253	25.2
Occupancy expense	38,443	39,262	(819)	(2.1)
Depreciation and amortization	35,541	35,669	(128)	(0.4)
Subservicing expense	99,068	81,710	17,358	21.2
Other interest expense	79,564	48,001	31,563	65.8
Total expenses	3,058,187	2,296,816	761,371	33.1
Income before income taxes	666,517	2,015,358	(1,348,841)	(66.9)
Income tax expense	43,371	2,248	41,123	1,829.3
Net income	623,146	2,013,110	(1,389,964)	(69.0)
Net income attributable to noncontrolling interests	509,622	2,013,110	(1,503,488)	(74.7)
Net income (loss) attributable to loanDepot, Inc.	$113,524	$—	$113,524	N/M

Net income was $623.1 million for the year ended December 31, 2021, a decrease of $1.4 billion, compared to $2.0 billion for the year ended December 31, 2020. The decrease between periods was primarily driven by higher expenses of $761.4 million that included higher personnel expense to support increased loan originations and marketing expense to grow brand awareness. Total originations were $137.0 billion for the year ended December 31, 2021, as compared to $100.8 billion for the year ended December 31, 2020, representing an increase of $36.2 billion or 36.0%. Of the total originations for the year ended December 31, 2021, our Retail and Partner Channels originated $108.7 billion and $28.3 billion, respectively, as compared to $80.3 billion and $20.5 billion, respectively, for the year ended December 31, 2020.

Revenues
Net Interest Income (Expense). Net interest income is earned on LHFS offset by interest expense on amounts borrowed under warehouse lines to finance such loans until sold. The increase in net interest income reflects a $4.6 billion increase in the average balances of LHFS and a $4.2 billion increase in the average balance of warehouse lines. A reduction in cost of funds also contributed to the increase in net interest income.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Year Ended December 31,		Change $	Change %
(Dollars in thousands)	2021	2020
Premium from loan sales	$1,882,557	$3,178,213	$(1,295,656)	(40.8)%
Servicing rights	1,610,596	986,050	624,546	63.3
Fair value (losses) gains on IRLC and LHFS	(571,137)	704,721	(1,275,858)	(181.0)
Fair value gains (losses) from Hedging Instruments	505,236	(788,507)	1,293,743	164.1
Discount points, rebates and lender paid costs	(206,716)	(148,518)	(58,198)	(39.2)
Provision for loan loss obligation for loans sold	(7,185)	(25,973)	18,788	72.3
	$3,213,351	$3,905,986	$(692,635)	(17.7)

•Premiums on loan sales represent the net premium or discount we receive or pay in excess of the loan principal amount and certain fees charged by investors upon sale of the loans. The decrease in premiums from loan sales was a result of margin compression. Gain on sale margin for 2021 was 2.61% compared to 4.13% for 2020.
•Servicing rights represent the fair value of servicing rights generated by loans sold on a servicing-retained basis. The increase of $624.5 million or 63.3% was driven by an increase in volume of servicing-retained loan sales to $117.9 billion for the year ended December 31, 2021, as compared to $87.2 billion for the year ended December 31, 2020.
•Fair value gains or losses on IRLC and LHFS represent the change in fair value of LHFS and IRLC, the decrease of $1.3 billion or 181.0% was primarily due to increasing interest rates and decreasing margins during the year ended December 31, 2021 compared to decreasing market rates during the year ended December 31, 2020, partially offset by the increase in volume between periods.
•Fair value gains or losses on Hedging Instruments represent the unrealized gains or losses on mandatory trades, forward sales contracts, interest rate swap futures, and put options hedging IRLCs and LHFS as well as realized gains or losses from pair-off settlements. Fair value gains on Hedging Instruments of $505.2 million for the year ended December 31, 2021 reflect increasing interest rates and volumes compared to fair value losses of $788.5 million and decreasing market rates for the year ended December 31, 2020.
•Discount points, rebates, and lender paid costs represent discount points collected, rebates paid to borrowers, and lender paid costs for the origination of loans (including broker fee compensation paid to independent wholesale brokers and brokerage fees paid to our joint ventures for referred loans). The increase of $58.2 million or 39.2% was primarily related to the increase in origination volumes between periods;
•Provision for loan loss obligation related to loans sold represents the provision to establish our estimated liability for loan losses that we may experience as a result of a breach of representation or warranty provided to the purchasers or insurers of loans that we have sold. The decrease of $18.8 million or 72.3% included an $8.0 million reversal during the first quarter of 2021 due to a decrease in estimated losses on repurchase requests and decreased severity of losses on repurchased loans.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $103.5 million or 40.0%, increase in origination income was the result of increased loan originations.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $207.8 million or 111.8% in servicing income between periods was the result of an increase of $71.9 billion in the average UPB of our servicing portfolio due to an increase in servicing-retained loan sales.

Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net include (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) fallout and decay, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. Change in fair value of servicing rights, net was a loss of $445.9 million for the year ended December 31, 2021 and $144.3 million for the year ended December 31, 2020, the increase in loss was primarily due to an increase in fallout and decay of $221.1 million and a $73.4 million increase in fair value loss net of hedge.
Other Income. Other income includes our pro rata share of the net earnings from joint ventures and fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS. The increase of $62.9 million or 66.6% in other income between periods was primarily the result of an increase of $64.3 million in escrow and title fee income due to increased mortgage loan settlement services.
Expenses
Personnel Expense. Personnel expense reflects employee compensation related to salaries, commissions, incentive compensation, benefits, and other employee costs. The $398.4 million or 26.0% increase in personnel expense between periods was primarily the result of an increase of $191.5 million in commissions due to the increase in loan origination volumes, coupled with increases in salaries and benefits expense of $206.8 million due to the increase in headcount to support the increased loan origination volumes. As of December 31, 2021, we had 11,307 employees, as compared to 9,892 employees as of December 31, 2020, representing an increase of 14.3%.
Marketing and Advertising Expense. Marketing and advertising expense primarily reflects online advertising costs, including fees paid to search engines, television, print and radio, distribution partners, master service agreements with brokers, and desk rental agreements with realtors. The $203.3 million or 76.9% increase in marketing expense was primarily the result of acquired leads, partnerships with Major League Baseball and the Miami Marlins, and national television campaigns to increase brand awareness.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $68.5 million or 54.9% increase in direct origination expense was attributable to increased costs for underwriting, credit reports, appraisals, loan documents, and other loan origination costs associated with increased loan origination volumes during the period.
General and Administrative Expense. General and administrative expense reflects professional fees, data processing expense, communications expense, and other operating expenses. The $43.3 million or 25.2% increase in general and administrative expense included a $31.2 million increase in professional and consulting services driven by production related processing and other services to support the 36.0% increase in loan originations and a $6.0 million increase in IPO related expenses.
Subservicing Expense. Subservicing expense reflects servicing costs as well as amounts that we pay to our subservicers to service our mortgage loan servicing portfolio. The $17.4 million or 21.2% increase in subservicing expense was the result of the $71.9 billion increase in our average servicing portfolio to $134.0 billion for the year ended December 31, 2021, as compared to $62.1 billion for the year ended December 31, 2020.
Other Interest Expense. The $31.6 million or 65.8% increase in other interest expense between periods was the result of a $649.0 million or 92.3% increase in average outstanding debt obligations primarily resulting from increases of $600.0 million in Senior Notes and $323.1 million in secured credit facilities. The increase in average outstanding debt obligations were partially offset by decreases in 30-day LIBOR between periods.
Income Tax Expense (Benefit). Income tax expense was $43.4 million for the year ended December 31, 2021, as compared to $2.2 million for the year ended December 31, 2020. The increase represents the Company’s share of net taxable income of LD Holdings following the IPO and Reorganization that was completed in February 2021.

BBalance Sheet Highlights

	December 31,		Change $	Change %
(Dollars in thousands)	2021	2020
Cash and cash equivalents	$419,571	$284,224	$135,347	47.6%
Loans held for sale, at fair value	8,136,817	6,955,424	1,181,393	17.0
Derivative assets, at fair value	194,665	647,939	(453,274)	(70.0)
Servicing rights, at fair value	2,006,712	1,127,866	878,846	77.9
Trading securities, at fair value	72,874	—	72,874	N/M
Total assets	11,812,313	10,893,228	919,085	8.4
Warehouse and other lines of credit	7,457,199	6,577,429	879,770	13.4
Derivative liabilities, at fair value	37,797	168,169	(130,372)	(77.5)
Debt obligations, net	1,628,208	712,466	915,742	128.5
Total liabilities	10,182,953	9,236,615	946,338	10.2
Total equity	1,629,360	1,656,613	(27,253)	(1.6)
Cash and Cash Equivalents. The $135.3 million or 47.6% increase in cash and cash equivalents included net proceeds from the bulk sale of MSRs and net proceeds from debt obligations, partially offset by dividends and distributions.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $1.2 billion or 17.0%. increase was primarily the result of originations totaling $137.0 billion, partially offset by $136.1 billion in sales.
Derivative Assets, at Fair Value. The $453.3 million or 70.0% decrease in derivative assets, at fair value was primarily the result of a $463.0 million decrease in fair value of IRLCs due to a reduction in volume as well as an increase in interest rates, partially offset by a $9.7 million increase in Hedging Instruments. At December 31, 2021, derivative assets included IRLCs with fair value of $184.4 million compared to $647.3 million at December 31, 2020.
Servicing Rights, at Fair Value. The $878.8 million or 77.9% increase in servicing rights, at fair value included $1.6 billion from servicing-retained loan sales and a $68.4 million increase in estimated fair value due to a decrease in prepayment speed assumptions from increased interest rates, partially offset by a $382.3 million decrease from the sale of $30.0 billion in UPB of servicing rights and a $421.6 million decrease from principal amortization and prepayments.
Trading Securities. Trading securities of $72.9 million as of December 31, 2021 are associated with our Mello Mortgage Capital Acceptance securitizations completed in 2021. We retained a five percent economic interest in the credit risk of the assets collateralizing the securitization pursuant to the U.S. credit risk retention rules.
Warehouse and Other Lines of Credit. The increase of $879.8 million or 13.4% in warehouse and other lines of credit was primarily the result of loan originations outpacing sales by $918.1 million during the year ended December 31, 2021.
Derivative Liabilities, at Fair Value. The decrease of $130.4 million or 77.5% in derivative liabilities, at fair value reflects a $133.8 million decrease in Hedging Instrument liabilities due to the rising rate environment during the year ended December 31, 2021, partially offset by a $3.5 million increase in interest rate lock liabilities.
Debt Obligations, net. The increase of $915.7 million or 128.5%, in debt obligations, net reflects the issuance of $600.0 million 2028 Senior Notes, $67.6 million Securities Financing, and a $248.0 million increase in the Original Secured Credit Facility.
Equity. Total equity was $1.6 billion and $1.7 billion as of December 31, 2021 and December 31, 2020, respectively. The decrease was attributed to dividends and distributions totaling $501.4 million, reductions to additional paid in capital of

$203.2 million for deferred tax liabilities and other tax adjustments associated with the IPO and reorganization, and the repurchase of treasury shares, at cost of $12.9 million to net settle and withhold tax on vested RSUs, partially offset by net income of $623.1 million and stock-based compensation of $67.1 million.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments, warehouse lines and secured credit facilities), fund new originations and purchases, meet servicing requirements, and make investments as we identify them. We forecast the need to have adequate liquid funds available to operate and grow our business. As of December 31, 2021, unrestricted cash and cash equivalents were $419.6 million and committed and uncommitted available capacity under our warehouse lines was $4.3 billion.
We fund substantially all of the mortgage loans we close through borrowings under our warehouse lines. The impact of the COVID-19 pandemic on the financial markets could continue to result in an increase in our liquidity demands. Our mortgage origination liquidity could also be affected as our lenders reassess their exposure to the mortgage origination industry and either curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market. In response to the COVID-19 pandemic, we increased our cash position and total loan funding capacity with our current and new lending partners.
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of December 31, 2021, approximately 0.6%, or $1.0 billion UPB, of our servicing portfolio was in active forbearance. While these advance requirements have decreased from the higher levels during 2020, the economic impact of COVID-19 could continue to result in additional advance requirements related to forbearance plans.
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
Our primary uses of funds for liquidity have included the following: (i) funding mortgage loans; (ii) funding loan origination costs; (iii) payment of warehouse line haircuts required at loan origination; (iv) payment of interest expense on warehouse lines; (v) payment of interest expense under debt obligations; (vi) payment of operating expenses; (vii) repayment of warehouse lines; (viii) repayment of debt obligations; (ix) funding of servicing advances; (x) margin calls on warehouse lines or Hedging Instruments; (xi) payment of tax distributions to holders of Holdco Units; (xii) payments of cash dividends subject to the discretion of our board of directors, (xiii) repurchases of loans under representation and warranty breaches; (xiv) earnout payments from acquisitions; and (xv) costs relating to servicing and subservicing.
We rely on the secondary mortgage market as a source of long-term capital to support our mortgage lending operations. Approximately 87% of the mortgage loans that we originated during the year ended December 31, 2021 were sold in the secondary mortgage market to Fannie Mae or Freddie Mac or, in the case of MBS guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA. We also sell loans to many private investors.
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
We finance most of our loan originations on a short-term basis using our warehouse lines. Under our warehouse lines, we agree to transfer certain loans to our counterparties against the transfer of funds by them, with a simultaneous agreement by the counterparties to transfer the loans back to us at the date loans are sold, or on demand by us, against the transfer of funds from us. We do not recognize these transfers as sales for accounting purposes. On average, loans are repurchased within 16 days of funding. Our warehouse lines are short-term borrowings which mature in less than one year with the exception of our securitization facilities which have terms of two and three years. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales.
As of December 31, 2021, we maintained warehouse lines with fifteen counterparties, our borrowing capacity was $11.8 billion, of which $3.9 billion was committed. During 2021 our borrowing capacity under our warehouse lines increased by $3.7 billion from $8.1 billion at December 31, 2020, primarily due to the addition of four new facilities and a $1.0 billion increase in existing facilities, partially offset by the repayment of three facilities. Our $11.8 billion of capacity as of December 31, 2021 was comprised of $7.8 billion with maturities staggered throughout 2022, $2.5 billion maturing in 2023 and $1.5 billion maturing in 2024. As of December 31, 2021, we had $7.5 billion of borrowings outstanding and $4.3 billion of additional availability under our warehouse lines.
When we draw on the warehouse lines, we must pledge eligible loan collateral and make a capital investment, or “haircut,” upon financing the loans, which is generally determined by the type of collateral provided and the warehouse line terms. Our warehouse line providers require a haircut based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of December 31, 2021, we had $122.4 million in restricted cash posted as additional collateral with our warehouse lenders and securitization facilities, as compared to $190.6 million as of December 31, 2020.
Interest on our warehouse lines varies by facility and depends on the type of loan that is being financed or the period of time that a loan is transferred to our warehouse line counterparty. As of December 31, 2021, interest expense under our warehouse lines was generally based on 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin and in some cases a minimum interest rate and certain commitment and utilization fees apply. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan.
Our warehouse lines require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and net income. As of December 31, 2021, we were in compliance with all of our warehouse lending covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.
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

Secured debt obligations as of December 31, 2021 totaled $542.9 million net of $2.7 million of deferred financing costs, as compared to $221.2 million net of $2.4 million of deferred financing costs as of December 31, 2020. Secured debt obligations as of December 31, 2021 included our Original Secured Credit Facility, GMSR VFN, 2020-VF1 Notes, Securities Financing, and Term Notes. The Original Secured Credit Facility is secured by servicing rights and matures in June 2022. The GMSR VFN is secured by Ginnie Mae mortgage servicing rights and matures in November 2022. The 2020-VF1 Notes are secured by loanDepot.com, LLC’s rights to reimbursement for advances made pursuant to Fannie Mae and Freddie Mac requirements and mature in September 2022 (unless earlier redeemed in accordance with their terms). The Securities Financing is secured by the trading securities which represent our retained interest in the credit risk of the assets collateralizing certain securitization transactions. The Term Notes are secured by certain participation certificates relating to Ginnie Mae mortgage servicing rights pursuant to the terms of a base indenture and mature in October 2023. Our secured debt obligations require us to satisfy certain financial covenants and we were in compliance with all such covenants as of December 31, 2021 and December 31, 2020.

Unsecured debt obligations as of December 31, 2021 totaled $1.1 billion net of $14.7 million of deferred financing costs, as compared to $491.3 million net of $8.7 million of deferred financing costs as of December 31, 2020. Unsecured debt obligations as of December 31, 2021 consisted of our Senior Notes. The increase in unsecured debt obligations was due to the issuance of the 2028 Senior Notes.

Dividends and Distributions
During the year ended December 31, 2021, we paid dividends and distributions of $463.3 million.
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
On December 13, 2021, we declared a regular cash dividend of $0.08 per share on our Class A common stock and Class D common stock. The board of directors of LD Holdings authorized a simultaneous cash dividend on its units. The dividend was paid on January 18, 2022 to the Company's stockholders of record as of the close of business on January 3, 2022.
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

Contractual Obligations and Commitments
Our estimated contractual obligations as of December 31, 2021 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse lines	$7,457,199	$4,046,832	$3,410,367	$—	$—
Debt obligations(1)
Secured credit facilities	345,596	345,596	—	—	—
Term Notes	200,000	—	200,000	—	—
Senior Notes	1,100,000	—	—	500,000	600,000
Operating lease obligations(2)	82,758	28,713	34,473	13,228	6,344
Naming and promotional rights agreements	119,107	15,840	44,889	30,378	28,000
Total contractual obligations	$9,304,660	$4,436,981	$3,689,729	$543,606	$634,344
(1)    Amounts exclude $17.4 million in deferred financing costs at December 31, 2021.
(2)    Represents lease obligations for office space under non-cancelable operation lease agreements.
In addition to the above contractual obligations, we also have interest rate lock commitments and forward sale contracts. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above. Refer to Note 7- Derivative Financial Instruments and Hedging Activities of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion on derivatives.
Off-Balance Sheet Arrangements
As of December 31, 2021, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” At December 31, 2021, the most critical of these significant accounting policies were policies related to the fair value of loans held for sale, servicing rights, and derivative financial instruments. As of the date of this report, there have been no significant changes to the Company's critical accounting policies or estimates.
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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2021	2020	2019
Total net revenue	$3,724,704	$4,312,174	$1,337,131
Change in fair value of servicing rights net, of hedging gains and losses(1)	14,478	(58,898)	8,493
Adjusted total revenue	$3,739,182	$4,253,276	$1,345,624
(1)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income to Adjusted Net Income (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2021	2020	2019
Net income attributable to loanDepot, Inc.	$113,524	$—	$—
Net income from the pro forma conversion of Class C common shares to Class A common shares(1)	509,622	2,013,110	34,420
Net income	623,146	2,013,110	34,420
Adjustments to the provision for income taxes (2)	(132,502)	(516,485)	(8,860)
Tax-effected net income	490,644	1,496,625	25,560
Change in fair value of servicing rights, net of hedging gains and losses (3)	14,478	(58,898)	8,493
Change in fair value of contingent consideration	(77)	32,650	2,374
Stock compensation expense and management fees	67,304	9,565	1,219
IPO expenses	6,041	2,560	—
Tax effect of adjustments (4)	(22,814)	3,635	(3,111)
Adjusted net income	$555,576	$1,486,137	$34,535
(1)Reflects net income to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the provision or benefit from income tax reflect the effective income tax rates below:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.00	4.74	4.74
Effective income tax rate	26.00%	25.74%	25.74%
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

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (1) (Dollars in thousands except per share) (Unaudited)	Year Ended
December 31, 2021
Net income attributable to loanDepot, Inc.	$113,524
Adjusted net income	555,576
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	129,998,894
Assumed pro forma conversion of Class C shares to Class A common stock (2)	192,465,222
Adjusted diluted weighted average shares outstanding	322,464,116
Diluted EPS	$0.87
Adjusted Diluted EPS	1.72
(1)This non-GAAP measures was not applicable for the years ended December 31, 2020 or 2019 as the IPO and reorganization transaction had not yet occurred.
(2)Reflects the assumed pro forma conversion of all outstanding shares of Class C common stock to Class A common stock.

Reconciliation of Net Income to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2021	2020	2019
Net income	$623,146	$2,013,110	$34,420
Interest expense — non-funding debt (1)	79,564	48,001	41,294
Income tax expense (benefit)	43,371	2,248	(1,749)
Depreciation and amortization	35,541	35,669	37,400
Change in fair value of servicing rights, net of hedging gains and losses (2)	14,478	(58,898)	8,493
Change in fair value - contingent consideration	(77)	32,650	2,374
Stock compensation expense and management fees	67,304	9,565	1,219
IPO expenses	6,041	2,560	—
Adjusted EBITDA	$869,368	$2,084,905	$123,451
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at December 31, 2021 was 47 days; and our average holding period of the loan from funding to sale was 22 days during the year ended December 31, 2021.
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
In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the year ended December 31, 2021 and 2020, we incurred no losses due to nonperformance by any of our counterparties.
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
We used December 31, 2021 market rates on our instruments to perform the sensitivity analysis on our financial assets and liabilities measured at fair value. The interest rate sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. The following tables summarize the estimated change in fair value of our financial assets and liabilities measured at fair value as of December 31, 2021, given hypothetical parallel shifts in interest rates:

	As of December 31, 2021
Shift in interest rates	Down 75 bps	Down 50 bps	Down 25 bps	0	Up 25 bps	Up 50 bps	Up 75 bps
	($ in thousands)
Fair value:
LHFS	$8,169,963	$8,181,783	$8,190,168	$8,136,817	$8,067,593	$8,051,797	$8,036,289
Servicing rights, net	1,688,299	1,810,434	1,913,329	1,999,402	2,072,446	2,133,789	2,184,015
IRLCs, net	252,017	275,431	291,241	180,620	38,866	7,821	(22,444)
Net derivative (liabilities) assets, excluding IRLCs	(121,519)	(141,182)	(147,793)	(23,752)	139,384	195,600	249,202
Total	$9,988,760	$10,126,466	$10,246,945	$10,293,087	$10,318,289	$10,389,007	$10,447,062

Change in fair value (%):
LHFS	0.4%	0.6%	0.7%	—%	(0.9)%	(1.0)%	(1.2)%
Servicing rights, net	(15.6)	(9.5)	(4.3)	—	3.7	6.7	9.2
IRLCs, net	39.5	52.5	61.2	—	(78.5)	(95.7)	(112.4)
Net derivative (liabilities) assets, excluding IRLCs	(411.6)	(494.4)	(522.2)	—	686.8	923.5	1,149.2
Total	(3.0)	(1.6)	(0.4)	—	0.2	0.9	1.5

Item 8. Financial Statements and Supplementary Data

LOANDEPOT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of loanDepot, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of loanDepot, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Valuation of Servicing Rights
Description of the Matter
The estimated fair value of the Company’s servicing rights totaled $2.0 billion as of December 31, 2021. As described in Note 1 to the consolidated financial statements, the Company uses a discounted cash flow model to estimate the fair value of servicing rights. The key inputs used in the valuation of servicing rights include mortgage prepayment speeds, cost to service the loans and discount rates.

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
Los Angeles, California
March 18, 2022

loanDepot, Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$419,571	$284,224
Restricted cash	201,025	204,465
Accounts receivable, net	56,183	138,122
Loans held for sale, at fair value (includes $2,557,490 and $1,595,442 pledged to creditors in securitization trusts at December 31, 2021 and December 31, 2020, respectively)	8,136,817	6,955,424
Derivative assets, at fair value	194,665	647,939
Servicing rights, at fair value (includes $400,678 and $300,465 pledged to creditors in securitization trusts at December 31, 2021 and December 31, 2020, respectively)	2,006,712	1,127,866
Trading securities, at fair value	72,874	—
Property and equipment, net	104,262	85,002
Operating lease right-of-use assets	55,646	66,433
Prepaid expenses and other assets	140,315	77,241
Loans eligible for repurchase	363,373	1,246,158
Investments in joint ventures	18,553	17,528
Goodwill and intangible assets, net	42,317	42,826
Total assets	$11,812,313	$10,893,228
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$7,457,199	$6,577,429
Accounts payable, accrued expenses and other liabilities	624,444	446,370
Derivative liabilities, at fair value	37,797	168,169
Liability for loans eligible for repurchase	363,373	1,246,158
Operating lease liability	71,932	86,023
Debt obligations, net	1,628,208	712,466
Total liabilities	10,182,953	9,236,615
Commitments and contingencies (Note 22)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 38,060,302 issued as of December 31, 2021	38	—
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued as of December 31, 2021	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 172,729,168 issued as of December 31, 2021	173	—
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 100,822,084 issued as of December 31, 2021	101	—
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued as of December 31, 2021	—	—
Treasury stock at cost, 1,593,366 shares as of December 31, 2021	(12,852)	—
Additional paid-in capital	565,073	—
Retained deficit	(28,976)	—
Noncontrolling interest	1,105,803	1,656,613
Total equity	1,629,360	1,656,613
Total liabilities and equity	$11,812,313	$10,893,228
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUES:
Interest income	$262,478	$142,879	$127,569
Interest expense	(218,457)	(131,443)	(130,344)
Net interest income (expense)	44,021	11,436	(2,775)

Gain on origination and sale of loans, net	3,213,351	3,905,986	1,104,235
Origination income, net	362,257	258,807	149,500
Servicing fee income	393,680	185,895	118,418
Change in fair value of servicing rights, net	(445,862)	(144,348)	(97,928)
Other income	157,257	94,398	65,681
Total net revenues	3,724,704	4,312,174	1,337,131

EXPENSES:
Personnel expense	1,929,752	1,531,371	765,256
Marketing and advertising expense	467,590	264,337	187,880
Direct origination expense	193,264	124,754	93,531
General and administrative expense	214,965	171,712	100,493
Occupancy expense	38,443	39,262	37,209
Depreciation and amortization	35,541	35,669	37,400
Subservicing expense	99,068	81,710	41,397
Other interest expense	79,564	48,001	41,294
Total expenses	3,058,187	2,296,816	1,304,460

Income before income taxes	666,517	2,015,358	32,671
Income tax expense (benefit)	43,371	2,248	(1,749)
Net income	623,146	2,013,110	34,420
Net income attributable to noncontrolling interest	509,622	2,013,110	34,420
Net income attributable to loanDepot, Inc.	$113,524	$—	$—

Earnings per share:
Basic	$0.87	N/A	N/A
Diluted	$0.87	N/A	N/A

Weighted average shares outstanding:
Basic	129,998,894	N/A	N/A
Diluted	129,998,894	N/A	N/A
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock issued			Common stock $			Treasury Stock	Additional paid-in capital	Retained Earnings (Deficit)	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2019	—	—	—	$—	$—	$—	$—	$—	$—	$375,885	$375,885
Redemptions	—	—	—	—	—	—	—	—	—	(97,608)	(97,608)
Repurchase	—	—	—	—	—	—	—	—	—	(220)	(220)
Stock-based compensation	—	—	—	—	—	—	—	—	—	8,501	8,501
Dividends	—	—	—	—	—	—	—	—	—	(643,055)	(643,055)
Net income	—	—	—	—	—	—	—	—		2,013,110	2,013,110
Balance at December 31, 2020	—	—	—	$—	$—	$—	$—	$—	$—	$1,656,613	$1,656,613

Balance at December 31, 2020	—	—	—	$—	$—	$—	$—	$—	$—	$1,656,613	$1,656,613
Distributions prior to the reorganization	—	—	—	—	—	—	—	—	—	(160,617)	(160,617)
Stock-based compensation prior to the reorganization	—	—	—	—	—	—	—	—	—	338	338
Net income prior to the reorganization	—	—	—	—	—	—	—	—	—	294,598	294,598
Deferred taxes and other tax adjustments associated with the reorganization and IPO	—	—	—	—	—	—	—	(203,240)	—	—	(203,240)
Effect of the reorganization	2,215,687	181,789,329	121,368,600	2	182	121	—	740,629	—	(740,934)	—
Effect of the IPO	3,850,000	(2,394,000)	(1,456,000)	4	(2)	(2)	—	—	—	—	—
Effect of the Greenshoe	577,500	(359,100)	(218,400)	1	(1)	—	—	—	—	—	—
Net issuance of common stock under stock-based compensation plans	29,823,749	(6,307,061)	(18,872,116)	31	(6)	(18)	(12,852)	(7)	—	—	(12,852)
Dividends to Class A and Class D shareholders ($0.85 per share)	—	—	—	—	—	—	—	—	(45,690)	(64,273)	(109,963)
Dividends to Class C shareholders ($0.86 per share)	—	—	—	—	—	—	—	—	(69,467)	(97,985)	(167,452)
Stock-based compensation subsequent to the reorganization	—	—	—	—	—	—	—	27,691	—	39,034	66,725
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(27,343)	(35,995)	(63,338)
Net income subsequent to the reorganization and IPO	—	—	—	—	—	—	—	—	113,524	215,024	328,548
Balance at December 31, 2021	36,466,936	172,729,168	100,822,084	$38	$173	$101	$(12,852)	$565,073	$(28,976)	$1,105,803	$1,629,360
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$623,146	$2,013,110	$34,420
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization expense	35,541	35,669	37,400
Amortization of debt issuance costs	12,633	7,068	5,572
Amortization of operating lease right-of-use asset	22,613	25,028	23,935
Gain on origination and sale of loans	(3,633,452)	(3,565,492)	(1,034,851)
(Gain) loss on sale of servicing rights	(1,458)	3,108	(2,718)
Disposition of securities held for resale	—	—	25,511
Fair value change in trading securities	836	—	(426)
Provision for loss obligation on sold loans and servicing rights	18,403	25,565	14,746
Provision for deferred income taxes	31,315	—	—
Fair value change in derivative assets	460,264	(493,436)	(84,058)
Fair value change in derivative liabilities	(130,372)	158,191	(22,598)
Premium received (paid) on derivatives	3,393	(23,275)	26,269
Purchase of options contracts	(10,383)	—	—
Fair value change in loans held for sale	104,715	(185,885)	(13,996)
Fair value change in servicing rights	353,225	296,310	136,502
Stock-based compensation expense	67,063	8,501	191
Change in fair value of contingent consideration	—	32,650	2,374
Originations of loans	(136,606,028)	(100,535,715)	(44,947,450)
Proceeds from sales of loans	138,027,936	100,163,631	44,300,254
Proceeds from principal payments	182,883	57,120	109,694
Payments to investors for loan repurchases	(965,933)	(203,931)	(153,315)
Disbursements from joint ventures	11,749	10,450	12,736
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	(73,774)	140,620	32,428
Net cash used in operating activities	(1,465,685)	(2,030,713)	(1,497,380)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(54,124)	(33,905)	(12,551)
Proceeds from sale of servicing rights	349,528	6,773	153,491
Cash flows received on trading securities	2,268	—	—
Investment in joint ventures	(1,115)	(750)	—
Return of capital from joint ventures	221	213	150
Net cash flows provided by (used in) investing activities	296,778	(27,669)	141,090

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse lines of credit	154,391,100	103,367,680	44,140,738
Repayment of borrowings on warehouse lines of credit	(153,511,330)	(100,256,817)	(42,800,811)
Proceeds from debt obligations	1,401,782	927,693	238,600
Payments on debt obligations	(479,778)	(800,000)	(195,740)
Payments of debt issuance costs	(21,185)	(17,675)	(4,238)
Payments for contingent consideration	—	(14,692)	(961)
Proceeds from financing lease transactions	—	—	7,816
Payments on financing lease obligation	(3,610)	(35,731)	(17,993)
Redemptions of noncontrolling interests	—	(97,608)
Payments for repurchase of noncontrolling interests	—	(220)	(5)
Treasury stock purchased to net settle and withhold taxes on vested shares	(12,852)	—	—
Dividends and shareholder distributions	(463,313)	(643,055)	(7,612)
Net cash provided by financing activities	1,300,814	2,429,575	1,359,794

Net change in cash and cash equivalents and restricted cash	131,907	371,193	3,504

Cash and cash equivalents and restricted cash at beginning of the period	488,689	117,496	113,992

Cash and cash equivalents and restricted cash at end of the period	$620,596	$488,689	$117,496

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$270,471	$159,994	$159,749
Income taxes	3,329	447	4,036

Supplemental disclosure of noncash investing and financing activities
Trading securities retained in securitizations	75,979	—	—
Purchase of equipment under financing leases	168	5,357	14,190

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, unless otherwise indicated)

NOTE 1 – DESCRIPTION OF BUSINESS, PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

loanDepot, Inc. was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings Group, LLC (“LD Holdings”) and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” loanDepot, Inc. is a holding company and its sole material asset is its equity interest in LD Holdings. As of December 31, 2021 the consolidated subsidiaries of LD Holdings included loanDepot.com, LLC, (“LDLLC”), Artemis Management, LLC (“ART”), LD Settlement Services, LLC (“LDSS”), mello Holdings, LLC (“Mello”), and mello Credit Strategies LLC (“MCS”). Unless otherwise noted or indicated by the context, the term, the “Company,” refers (1) prior to the consummation of the IPO to LD Holdings and its consolidated subsidiaries, and (2) after the IPO to loanDepot, Inc. and its consolidated subsidiaries, including LD Holdings.

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

Consolidation and Basis of Presentation

The Company's consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as codified in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).

ASC 250 requires that a change in the reporting entity or the consummation of a transaction accounted for in a manner similar to a pooling of interests, i.e., a reorganization of entities under common control, be retrospectively applied to the financial statements of all prior periods when the financial statements are issued for a period that includes the date the change in reporting entity or the transaction occurred. Prior to the IPO, the Company completed a reorganization where LLC units in LD Holdings held by certain members (“Continuing LLC Members) were exchanged on a one-for-one basis for Class A holding units (“Holdco Units”) and Class C common stock. LD Holdings continues to be a holding company and has no material assets other than its equity interests in its direct subsidiaries consisting of a 99.99% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, Mello, and MCS. As a result of the IPO and reorganization, loanDepot, Inc. became a holding company, its sole material asset is its equity interest in LD Holdings and as the sole managing member of LD Holdings, loanDepot, Inc. indirectly operates and controls all of LD Holdings’ business and affairs. The IPO and reorganization were considered transactions between entities under common control, therefore, the financial statements for the periods prior to the IPO and reorganization were adjusted to combine the previously separate entities for presentation. The financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc, and the consolidated net earnings or loss are allocated to the noncontrolling interest to reflect the entitlement of the Continuing LLC Members.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management has made significant estimates in certain areas, including determining the fair value of loans held for sale, servicing rights, derivative assets and derivative liabilities, trading securities, awards granted under the incentive equity plan, and determining the loan loss obligation on sold loans. Actual results could differ from those estimates.

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

The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Company has elected the fair value option on loans held for sale (“LHFS”). Elections were made to mitigate income statement volatility caused by differences in the measurement basis of elected instruments with derivative financial instruments that are carried at fair value.

The following are methods and assumptions used to measure the Company’s financial instruments recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Loans held for sale, at fair value- Management has elected to account for loans held for sale at fair value, with changes in fair value recognized in current period income, to more timely reflect the Company's performance. LHFS are valued at the best execution value based on the underlying characteristics of the loan, which is either based off of the to be announced mortgage-backed securities (“TBA MBS”) prices market, or investor pricing, based on product, note rate and term, therefore LHFS are classified as Level 2. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. The valuations for LHFS are adjusted at the loan level to consider the servicing release premium and loan level pricing adjustments specific to each loan. Changes in the fair value of the LHFS are recorded in current earnings as a component of gain on origination and sale of loans, net.

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

Servicing rights, at fair value- The Company uses a discounted cash flow approach to estimate the fair value of servicing rights. This approach consists of projecting servicing cash flows. The inputs used in the Company's discounted cash flow model are based on market factors, which management believes are consistent with assumptions and data used by market participants valuing similar servicing rights. The key inputs used in the valuation of servicing rights include mortgage prepayment speeds, discount rates, costs to service the loan, and other inputs such as projected and actual rates of delinquencies, defaults and liquidations, ancillary fee income, and amounts of future servicing advances. These inputs can, and generally do, change from period to period as market conditions change. Servicing rights are classified as Level 3 as considerable judgment is required to estimate the fair values and the exercise of such judgment can significantly affect the Company's income.

Derivative assets and liabilities, at fair value - Derivative assets and liabilities at fair value include interest rate lock commitments (“IRLCs”), forward sales contracts, interest rate swap futures, and put options on treasuries. Changes in fair value of derivatives hedging IRLCs and loans held for sale at fair value are included in gain on origination and sale of loans, net on the consolidated statements of operations. Changes in fair value of derivatives hedging mortgage servicing rights (“MSRs”) are included in change in fair value of servicing rights, net on the consolidated statements of operations.

Interest rate lock commitments- The Company enters into IRLCs with prospective borrowers, which are commitments to originate loans at a specified interest rate. The IRLCs are recorded as a component of derivative assets and liabilities on the consolidated balance sheets with changes in fair value being recorded in current earnings as a component of gain on origination and sale of loans, net. The Company estimates the fair value of the IRLCs based on quoted agency TBA MBS prices, its estimate of the fair value of the servicing rights it expects to receive in the sale of the loans, the probability that the mortgage loan will fund or be purchased (the “pull-through rate”), and estimated transformative costs. The pull-through rate is based on the Company’s own experience and is a significant unobservable input used in the fair value measurement of these instruments and results in the classification of these instruments as Level 3. Significant changes in the pull-through rate of the IRLCs, in isolation, could result in significant changes in fair value measurement.

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

Put options on treasuries and interest rate swap futures - The Company also utilizes put options and treasury futures to hedge interest rate risk. These instruments are actively traded in a liquid market and classified as Level 1 inputs.

Trading securities, at fair value - Trading securities, at fair value represent retained interest in the credit risk of the assets collateralizing certain securitization transactions. The fair value is based on observable market data for similar securities obtained from sources independent of the Company and therefore classified as Level 2.

Warehouse lines - The Company’s warehouse lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse lines of credit approximates fair value. The warehouse lines are classified as Level 2 in the fair value hierarchy.

Debt obligations, net - Debt consists of secured debt facilities and unsecured Senior Notes. The Company’s secured credit facilities are highly liquid and short-term in nature and as a result, their carrying value approximated fair value. The secured credit facilities bear interest at a rate that is periodically adjusted based on a market index and are classified as Level 2 in the fair value hierarchy. Fair value of the Company’s Senior Notes are estimated using quoted market prices. The Senior Notes are classified as Level 2 in the fair value hierarchy. The unsecured term loan was classified as Level 3 in the fair value hierarchy.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2021 and 2020, all amounts recorded in cash and cash equivalents represent cash held in banks, with the exception of insignificant amounts of petty cash held on hand.

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

The obligation for losses related to the representations and warranties and other provisions discussed above is recorded based upon an estimate of losses. The liability for repurchase losses is assessed quarterly. Because the Company does not service all of the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to all of the individual loans previously sold to investors. However, the Company uses industry-available prepayment data, historical and projected loss frequency and loss severity ratios, default expectations, and expected investor repurchase demands, to estimate its exposure to losses on loans previously sold. Given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to the Company's obligations could vary significantly from the obligation recorded as of the balance sheet dates. The Company records a provision for loan losses, included in gain on origination and sale of loans, net in the consolidated statements of operations, to establish the loan repurchase reserve for sold loans which is reflected in accounts payable and accrued expenses on the consolidated balance sheets.

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

Derivative Financial Instruments

Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Certain derivatives, loan warehouse and repurchase agreements are subject to master netting arrangements or similar agreements. In certain circumstances the Company may elect to present certain financial assets, liabilities subject to master netting arrangements in a net position on the consolidated balance sheets.
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

Forward sale contracts - The Company manages the price risk created by IRLCs and LHFS by entering into forward sale agreements to sell or buy specified residential mortgage loans at prices which are fixed as of the forward commitment date. Forward sale contracts also include pair offs hedging MSRs, IRLCs, and LHFS.

Put options on treasuries and interest rate swap futures - The Company is exposed to losses on servicing rights through changes in fair value if mortgage interest rates decline. The Company manages the risk created by servicing rights by hedging the fair value of servicing rights with interest rate swap futures and options on Treasury bond future contracts.

Servicing Rights

The value of the servicing rights is derived from the net positive cash flows associated with the servicing contracts. Servicing rights arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. Servicing functions typically include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate in settlement of loans and property disposition. The Company is required to make servicing advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other costs. Advances are made in accordance with servicing agreements and are recoverable upon collection from the borrower or foreclosure of the underlying loans. The Company periodically reviews the receivable for collectability and amounts are written-off when deemed uncollectible. As of December 31, 2021 and 2020, the Company had $81.1 million and $46.6 million, respectively, in outstanding servicing advances included in prepaid expenses and other assets.

When the Company sells a loan on a servicing-retained basis, it recognizes a servicing asset at fair value based on the present value of future cash flows generated by the servicing asset retained in the sale. The Company has made the election to carry its servicing rights at fair value. The Company recognizes sales of servicing rights to a purchaser as sales when (i) the Company has received approval from the investor, if required, (ii) the purchaser is currently approved as a servicer and is not at risk of losing approval status, (iii) if the portion of the sales price has been financed, an adequate nonrefundable down payment has been received and the note receivable from the purchaser provides full recourse to the purchaser, and (iv) any temporary servicing performed by the Company for a short period of time is compensated in accordance with a subservicing contract that provides adequate compensation.  Additionally, the Company recognizes sales of servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability is accrued for the estimated obligation associated with those provisions. The liability for servicing rights is included in accounts payable and accrued expenses on the consolidated balance sheets.

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

Subservicing Expense - The Company utilizes a sub-servicer to service a portion of its loan servicing portfolio and records the costs to subservicing expense.

Change in Fair Value of Servicing Rights, net - The Company is exposed to fair value risk related to its servicing rights. Servicing rights generally decline in fair value when market mortgage interest rates decrease. Decreasing market mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the servicing rights, thereby reducing their value. Reductions in the value of these assets affect income primarily through change in fair value. Unrealized gains or losses resulting from changes in the fair value of servicing rights are recorded to change in fair value of servicing rights, net. Realized and unrealized hedging gains or losses used to hedge interest rate risk on servicing rights are recorded to change in fair value of servicing rights, net. Realized gains or losses from the sale of servicing rights are also included in change in fair value of servicing rights, net.

Accounts Receivable, net

Accounts receivable are assessed for collectibility and a reserve is established when amounts are outstanding longer than the contractual payment terms. The Company writes off accounts receivable when management deems them uncollectible.

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

	Years
Leasehold improvements	2	-	15
Furniture and equipment	5	-	7
Computer software	3	-	5

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

Long-Lived Assets

The Company periodically assesses long-lived assets, including property and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If management identifies an indicator of impairment, it assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. No such impairment was recorded during the years ended December 31, 2021, 2020 and 2019.

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

Following the IPO and Reorganization, the Company’s purchase of Holdco Units and any future exchanges of Holdco Units for cash or Class A Common Stock are expected to result in increases to the Company’s allocable tax basis in its assets. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to the Company, and therefore reduce the amount of tax that the Company would otherwise be required to pay in the future. As a result, the Company has entered into a Tax Receivable Agreement, (“TRA”) with Parthenon stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets with amounts accrued when deemed probable and estimable.

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely than-not threshold of being sustained would be recorded as a tax benefit in the current period.

Stock-Based Compensation

Effective upon the completion of the IPO, the Company adopted the loanDepot, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. There are currently only RSUs granted under the 2021 Plan. The Company uses the grant-date fair value of equity awards to determine the compensation cost associated with each award. Compensation cost for service-based equity awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for awards with only service conditions that have graded vesting schedules is recognized on a straight-line basis over the requisite service period for the entire award such that compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. Expense is reduced for actual forfeitures as they occur. The cost of stock-based compensation is recorded to personnel expense on the consolidated statements of operations.

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

Revenue Recognition

Direct title insurance premiums, escrow and sub escrow fees, and default and foreclosure service revenues are reported within other income in the consolidated statements of operations and are within the scope of ASC Topic 606. Direct title insurance premiums are based on a percentage of the gross title premiums charged by the title insurance provider and are recognized net as revenue when the Company is legally or contractually entitled to collect the premium. Revenue is recognized at the point-in-time upon the closing of the underlying real estate transaction as the earnings process is considered complete. Cash is typically collected at the closing of the underlying real estate transaction. Escrow and sub escrow fees are primarily associated with managing the closing of real estate transactions including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing other related activities. Escrow and sub escrow fees are recognized as revenue when the closing process is complete or when the Company is legally or contractually entitled to collect the fee. Revenue is primarily recognized at a point-in-time upon closing of the underlying real estate transaction or completion and billing of services. Cash is typically collected at the closing of the underlying real estate transaction. Default and foreclosure service revenues are associated with foreclosure title searches, tax searches, title updates, deed recordings and other related services. Fees vary by service and are recognized as revenue when the service is complete and billed or when the Company is entitled to collect the fee.

Marketing and Advertising

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

The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 31% and 30% of total loan originations for the years ended December 31, 2021 and 2020, respectively.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 41%, 32%, and 14% of the Company’s loan sales for the year ended December 31, 2021 and 41%, 31%, and 18% for the year ended December 31, 2020. No other investors accounted for more than 5% of the loan sales for the years ended December 31, 2021 and 2020.

The Company funds loans through warehouse lines of credit. As of December 31, 2021, 19% and 11% of the Company's warehouse lines were payable to two separate lenders.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contract, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company has added alternative base rate language, which may include the secured overnight financing rate ("SOFR") to agreements for its derivatives, warehouse and other lines of credit, and debt obligations that use LIBOR. The Company has applied the optional expedients under ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. There was no impact on the Company’s consolidated financial statements from adopting this standard.

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

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	December 31, 2021
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$419,571	$419,571	$—	$—
Restricted cash	201,025	201,025	—	—
Loans held for sale, at fair value	8,136,817	—	8,136,817	—
Derivative assets, at fair value	194,665	4,924	5,358	184,383
Servicing rights, at fair value	2,006,712	—	—	2,006,712
Trading securities, at fair value	72,874	—	72,874	—
Loans eligible for repurchase	363,373	—	363,373	—

Liabilities
Warehouse and other lines of credit	$7,457,199	$—	$7,457,199	$—
Derivative liabilities, at fair value	37,797	31,070	2,964	3,763
Servicing rights, at fair value	7,310	—	—	7,310
Debt obligations:
Secured credit facilities	343,759	—	345,596	—
Term Notes	199,133	—	200,000	—
Senior Notes	1,085,316	—	1,057,977	—
Liability for loans eligible for repurchase	363,373	—	363,373	—

	December 31, 2020
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$284,224	$284,224	$—	$—
Restricted cash	204,465	204,465	—	—
Loans held for sale, at fair value	6,955,424	—	6,955,424	—
Derivative assets, at fair value	647,939	483	107	647,349
Servicing rights, at fair value	1,127,866	—	—	1,127,866
Loans eligible for repurchase	1,246,158	—	1,246,158	—

Liabilities
Warehouse and other lines of credit	$6,577,429	$—	$6,577,429	$—
Derivative liabilities, at fair value	168,169	4,299	163,566	304
Servicing rights, at fair value	3,564	—	—	3,564
Debt obligations:
Secured credit facilities	22,571	—	23,593	—
Term Notes	198,640	—	200,000	—
Senior Notes	491,255		518,245
Liability for loans eligible for repurchase	1,246,158	—	1,246,158	—

Financial Statement Items Measured at Fair Value on a Recurring Basis
The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	December 31, 2021
	Recurring Fair Value Measurements of Assets and Liabilities Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$8,136,817	$—	$8,136,817
Trading Securities	—	72,874	—	72,874
Derivative assets:
Interest rate lock commitments	—	—	184,383	184,383
Forward sale contracts	—	5,358	—	5,358
Interest rate swap futures	4,924	—	—	4,924
Servicing rights	—	—	2,006,712	2,006,712
Total assets at fair value	$4,924	$8,215,049	$2,191,095	$10,411,068
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$3,763	$3,763
Forward sale contracts	—	2,964	—	2,964
Put options on treasuries	31,070	—	—	31,070
Servicing rights	—	—	7,310	7,310
Total liabilities at fair value	$31,070	$2,964	$11,073	$45,107

	December 31, 2020
	Recurring Fair Value Measurements of Assets and Liabilities Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$6,955,424	$—	$6,955,424
Derivative assets:
Interest rate lock commitments	—	—	647,349	647,349
Forward sale contracts	—	107	—	107
Interest rate swap futures	483	—	—	483
Servicing rights	—	—	1,127,866	1,127,866
Total assets at fair value	$483	$6,955,531	$1,775,215	$8,731,229
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$304	$304
Forward sale contracts	—	163,566	—	163,566
Put options on treasuries	4,299	—	—	4,299
Servicing rights	—	—	3,564	3,564
Total liabilities at fair value	$4,299	$163,566	$3,868	$171,733

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31, 2021
	IRLCs, net	Servicing Rights, net

Balance at beginning of period	$647,045	$1,124,302
Total net gains or losses included in earnings (realized and unrealized)	2,169,847	1,258,829
Sales and settlements
Sales	—	(383,729)
Settlements (1)	(1,969,541)	—
Transfers of IRLCs to closed loans	(666,731)	—
Balance at end of period	$180,620	$1,999,402
(1)Funded amount for IRLCs.

	Year Ended December 31, 2020
	IRLCs, net	Servicing Rights, net	Contingent Consideration

Balance at beginning of period	$128,208	$444,443	$(2,374)
Total net gains or losses included in earnings (realized and unrealized)	3,628,891	686,632	(32,650)
Sales and settlements
Sales	—	(6,773)	—
Settlements (1)(2)	(2,460,225)	—	34,835
Transfers of IRLCs to closed loans	(649,829)	—	—
Transfers from Level 3 (3)	—	—	189
Balance at end of period	$647,045	$1,124,302	$—

(1)The $34.8 million settlement of contingent consideration included $14.7 million to satisfy the initial contingent consideration liability, the remaining $20.1 million was paid in accordance with an annual earnout computation.
(2)Funded amount for IRLCs.
(3)The $189,000 as of December 31, 2020 represents a fixed amount recorded in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.

	Year Ended December 31, 2019
	IRLCs, net	Servicing Rights, net	Contingent Consideration

Balance at beginning of period	$60,466	$408,989	$(961)
Total net gains or losses included in
earnings (realized and unrealized)	957,418	200,392	(2,374)
Sales and settlements
Sales	—	(164,938)	—
Settlements (1)	(655,644)	—	961
Transfers of IRLCs to closed loans	(234,032)	—	—
Balance at end of period	$128,208	$444,443	$(2,374)
(1)Funded amount for IRLCs.

The following presents the gains and losses included in earnings relating to the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31, 2021
	IRLCs, net (1)	Servicing Rights, net (2)

Total net (losses) gains included in earnings	$(466,425)	$1,258,829

Change in unrealized gains relating to assets and liabilities still held at period end	$180,620	$1,341,289
(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $1.6 billion in gains included in gain on origination and sale of loans, net and $351.8 million in losses included in change in fair value of servicing rights, net, for the year ended December 31, 2021.

	Year Ended December 31, 2020
	IRLCs (1)	Servicing Rights, net (2)

Total net gains included in earnings	$518,837	$686,632

Change in unrealized gains relating to assets and liabilities still held at period end	$647,045	$860,212

(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $986.1 million in gains included in gain on origination and sale of loans, net and $299.4 million in losses included in change in fair value of servicing rights, net, for the year ended December 31, 2020.

	Year Ended December 31, 2019
	IRLCs (1)	Servicing Rights, net (2)	Contingent Consideration (3)

Total net gains (losses) included in earnings	$67,742	$200,392	$(2,374)

Change in unrealized gains (losses) relating to assets and liabilities still held at period end	$128,208	$229,979	$(2,374)
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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	December 31, 2021				December 31, 2020
Unobservable Input	Range of inputs			Weighted Average (2)	Range of inputs			Weighted Average (2)
IRLCs:
Pull-through rate	0.3%	-	99.3%	74.2%	2.8%	-	99.9%	70.5%

Servicing rights
Discount rate(1)	4.5%	-	9.0%	5.8%	5.0%	-	10.0%	6.2%
Prepayment rate(1)	8.4%	-	18.7%	10.2%	13.4%	-	34.8%	14.0%
Cost to service (per loan)	$70	-	$114	$82	$71	-	$139	$89

(1)The Company estimates the fair value of MSRs using an option-adjusted spread (“OAS”) model, which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Company’s prepayment model, and then discounts these cash flows at risk-adjusted rates.
(2)Weighted average inputs are based on the committed amounts for IRLCs and the UPB of the underlying loans for servicing rights.

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of December 31, 2021 and 2020.

Financial Statement Items Measured at Amortized Cost

Warehouse lines - The Company’s warehouse lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, Term Notes, and Senior Notes. The Company’s secured credit facilities and Term Notes accrue interest at a stated rate of 30-day or 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of December 31, 2021 and 2020. Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 were estimated using the quoted market prices at December 31, 2021. The Senior Notes are classified as Level 2 in the fair value hierarchy.

NOTE 4 – BALANCE SHEET NETTING

Certain derivatives, loan warehouse and repurchase agreements are subject to master netting arrangements or similar agreements. In certain circumstances the Company may elect to present certain financial assets, liabilities, and related collateral subject to master netting arrangements in a net position on the consolidated balance sheets.

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. Warehouse lines and secured debt obligations were secured by sufficient collateral with fair value that exceeded the liability amount recorded on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

	December 31, 2021
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets
Forward sale contracts	$29,497	$(24,139)	$5,358	$—	$(1,447)	$3,911
Interest rate swap futures	4,924	—	4,924	—	—	4,924
Total Assets	$34,421	$(24,139)	$10,282	$—	$(1,447)	$8,835

Liabilities
Forward sale contracts	$27,103	$(24,139)	$2,964	$—	$(1,736)	$1,228
Put options on treasuries	31,070	—	31,070	—	—	31,070
Warehouse lines of credit	7,457,199	—	7,457,199	(7,457,199)	—	—
Secured debt obligations (1)	545,596	—	545,596	(545,596)	—	—
Total Liabilities	$8,060,968	$(24,139)	$8,036,829	$(8,002,795)	$(1,736)	$32,298
(1) Secured debt obligations as of December 31, 2021 included the secured credit facilities and Term Notes.

	December 31, 2020
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets
Forward sale contracts	$71,029	$(70,922)	$107	$—	$—	$107
Interest rate swap futures	483	—	483	—	—	483
Total Assets	$71,512	$(70,922)	$590	$—	$—	$590

Liabilities
Forward sale contracts	$234,488	$(70,922)	$163,566	$—	$—	$163,566
Put options on treasuries	4,299	—	4,299	—	—	4,299
Warehouse lines of credit	6,577,429	—	6,577,429	(6,577,429)	—	—
Secured debt obligations (1)	223,593	—	223,593	(223,593)	—	—
Total Liabilities	$7,039,809	$(70,922)	$6,968,887	$(6,801,022)	$—	$167,865
(1) Secured debt obligations as of December 31, 2020 included the secured credit facilities and Term Notes.

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
NOTE 5 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type of loan as of December 31, 2021 and December 31, 2020:

	December 31,
	2021		2020
	Amount	%	Amount	%
Conforming - fixed	$4,881,222	61%	$5,223,177	78%
Conforming - ARM	351,408	4	260	—
Government - fixed	1,156,890	15	1,108,936	16
Government - ARM	10,906	—	45,243	1
Other - residential mortgage loans	1,576,858	20	312,954	5
Consumer loans	1,942	—	2,541	—
	7,979,226	100%	6,693,111	100%
Fair value adjustment	157,591		262,313
Total	$8,136,817		$6,955,424

A summary of the changes in the balance of loans held for sale is as follows:

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$6,955,424	$3,681,840
Origination and purchase of loans	136,606,028	100,535,715
Sales	(136,081,060)	(97,584,190)
Repurchases	944,023	193,294
Principal payments	(182,883)	(57,120)
Fair value (loss) gain	(104,715)	185,885
Balance at end of period	$8,136,817	$6,955,424

Gain on origination and sale of loans, net is comprised of the following components:

	Year Ended December 31,
	2021	2020	2019
Premium from loan sales	$1,882,557	$3,178,213	$905,257
Servicing rights	1,610,596	986,050	334,176
Unrealized (losses) gains from derivative assets and liabilities	(308,200)	288,325	95,578
Realized gains (losses) from derivative assets and liabilities	347,014	(557,996)	(160,151)
Discount points, rebates and lender paid costs	(206,716)	(148,518)	(75,948)
Mark to market (loss) gain on loans held for sale	(104,715)	185,885	13,996
Provision for loan loss obligation for loans sold	(7,185)	(25,973)	(8,673)
	$3,213,351	$3,905,986	$1,104,235

The Company had $28.8 million and $25.8 million of loans held for sale on non-accrual status as of December 31, 2021 and 2020, respectively.

NOTE 6 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	December 31,
	2021	2020
Conventional	$127,270,097	$74,459,448
Government	34,842,868	28,471,810
Total servicing portfolio	$162,112,965	$102,931,258

A summary of the unpaid principal balance underlying servicing rights is as follows:

	December 31,
	2021	2020
Current loans	$160,302,966	$100,358,713
Loans 30 - 89 days delinquent	504,467	709,946
Loans 90 or more days delinquent or in foreclosure	1,305,532	1,862,599
Total servicing portfolio (1)	$162,112,965	$102,931,258

(1)At December 31, 2021 and 2020, 0.6% and 2.4%, respectively, of the servicing portfolio was in forbearance as a result of payment relief efforts afforded to borrowers as a result of the Coronavirus Aid, Relief, and Economic Security Act and other regulatory guidance.

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$1,124,302	$444,443	$408,989
Additions	1,610,596	986,050	334,176
Sales proceeds, net	(382,271)	(9,881)	(162,220)
Changes in fair value:
Due to changes in valuation inputs or assumptions	68,399	(95,764)	(51,086)
Other changes in fair value (1)	(421,624)	(200,546)	(85,416)
Balance at end of period	$1,999,402	$1,124,302	$444,443
(1)Other changes in fair value includes fall out and decay from loan payoffs and principal amortization.

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Contractual servicing fees	$382,501	$174,532	$98,325
Late, ancillary and other fees	11,179	11,363	20,093
Servicing fee income	$393,680	$185,895	$118,418

The following is a summary of the components of changes in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Changes in fair value:
Due to changes in valuation inputs or assumptions	$68,399	$(95,764)	$(51,086)
Other changes in fair value (1)	(421,624)	(200,546)	(85,416)
Realized losses on sales of servicing rights	(9,759)	(2,701)	(4,018)
Net (losses) gains from derivatives hedging servicing rights	(82,878)	154,663	42,592
Changes in fair value of servicing rights, net	$(445,862)	$(144,348)	$(97,928)
(1) Other changes in fair value includes fall out and decay from loan payoffs and principal amortization.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	December 31,
	2021	2020
Fair Value of Servicing Rights, net	$1,999,402	$1,124,302
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(85,066)	(45,745)
Increase 2%	(163,255)	(87,800)
Cost of Servicing:
Increase 10%	(20,843)	(11,556)
Increase 20%	(41,727)	(23,112)
Prepayment Speed:
Increase 10%	(76,532)	(63,351)
Increase 20%	(148,556)	(122,294)

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

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives instruments utilized by the Company primarily include interest rate lock commitments, forward sale contracts, MBS put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies and Note 3- Fair Value for further details on derivatives.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2021:
Interest rate lock commitments	$11,530,721	Derivative asset, at fair value	$184,383	$—
Interest rate lock commitments	1,125,911	Derivative liabilities, at fair value	—	3,763

Forward sale contracts	19,482,705	Derivative asset, at fair value	5,358	—
Forward sale contracts	13,171,462	Derivative liabilities, at fair value	—	2,964

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	16,980	Derivative liabilities, at fair value	—	31,070

Interest rate swap futures	2,640	Derivative asset, at fair value	4,924	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$194,665	$37,797

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2020:
Interest rate lock commitments	$31,365,494	Derivative asset, at fair value	$647,349	$—
Interest rate lock commitments	99,635	Derivative liabilities, at fair value	—	304

Forward sale contracts	44,694	Derivative asset, at fair value	107	—
Forward sale contracts	54,397,834	Derivative liabilities, at fair value	—	163,566

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	27,803	Derivative liabilities, at fair value	—	4,299

Interest rate swap futures	2,350	Derivative asset, at fair value	483	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$647,939	$168,169

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses were included:

		Year Ended December 31,
Derivative instrument	Statements of Operations Location	2021	2020	2019
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(466,425)	$518,837	$67,742
Forward sale contracts	Gain on origination and sale of loans, net	540,811	(748,245)	(130,328)
Interest rate swap futures	Gain on origination and sale of loans, net	(111,300)	(13,151)	(1,401)
Put options	Gain on origination and sale of loans, net	75,728	(27,112)	(586)
Forward sale contracts	Change in fair value of servicing rights, net	(89,127)	140,173	21,618
Interest rate swap futures	Change in fair value of servicing rights, net	9,071	16,708	20,974
Put options	Change in fair value of servicing rights, net	(2,822)	(2,218)	—
Total realized and unrealized losses on derivative financial instruments		$(44,064)	$(115,008)	$(21,981)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill totaled $40.7 million at both December 31, 2021 and 2020. There were no changes in goodwill during the years ended December 31, 2021, 2020 and 2019.

The Company's other intangible assets relate to its asset acquisition of iMortgage in October 2013, asset acquisition of Mortgage Master in January 2015, stock acquisition of CUSA in November 2016, and stock acquisition of ACT in June 2017. Intangible assets included trademarks with indefinite lives that totaled $0.1 million at both December 31, 2021 and 2020.

The following table presents the Company’s amortizing intangible assets, net:

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
Non compete agreements	$2,130	$(2,130)	$—	0.0
Trademarks and trade name	3,900	(2,437)	1,463	3.0
Domain name	30	(19)	11	3.0
Total	$6,060	$(4,586)	$1,474

	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
Non compete agreements	$2,130	$(2,112)	$18	0.0
Trademarks and trade name	3,900	(1,950)	1,950	4.0
Domain name	30	(15)	15	4.0
Total	$6,060	$(4,077)	$1,983

Amortization expense for amortizing intangible assets, net was $0.5 million and $0.5 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The remaining weighted average amortization period for these assets is 36 months as of December 31, 2021. The following is a schedule of future estimated amortization expense:

Year ending December 31,
2022	$491
2023	491
2024	492
Estimated amortization expense	$1,474

The Company performs its annual assessment of possible impairment of goodwill and intangible assets as of December 31, or more frequently if events and circumstances indicate that impairment may have occurred. Based on management's analysis, the Company concluded that, as of both December 31, 2021 and 2020, the fair value of goodwill and intangible assets exceeded their respective carrying values. Thus, no impairment was recorded for goodwill or intangible assets, net.

NOTE 9 – VARIABLE INTEREST ENTITIES

The determination of whether the assets and liabilities of the VIEs are consolidated in the consolidated balance sheets or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement, if any, with the VIE. The Company is deemed the primary beneficiary and therefore consolidates VIEs for which it has both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) benefits, as defined, from the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. The Company did not provide any non-contractual financial support to VIEs for the year ended December 31, 2021 or December 31, 2020.

Consolidated VIEs

The Company is a holding company, its sole material asset is its equity interest in LD Holdings and as the sole managing member of LD Holdings, the Company indirectly operates and controls all of LD Holdings’ business and affairs. LD Holdings is considered a VIE and the financial results of LD Holdings and its subsidiaries are consolidated. A portion of net earnings or loss is allocated to noncontrolling interest to reflect the entitlement of the Continuing LLC Members.

The Company’s other consolidated VIEs currently include VIEs established for certain securitization activities. The Company executes private-label securitizations to finance mortgage loans and mortgage servicing rights. In executing a securitization transaction, the Company sells assets to the securitization trusts. The securitization facility is funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of either notes and/or trust certificates, which are sold to investors. These beneficial interests are collateralized by the transferred assets and entitle the investors to specified cash flows generated from the underlying assets. The Company’s economic exposure to loss from outstanding third-party financing related to other consolidated VIEs is limited to the carrying value of the consolidated VIE assets financed. The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s other consolidated VIEs established for its securitization activities.

	December 31, 2021	December 31, 2020
Assets
Loans held for sale, at fair value	$2,557,490	$1,595,442
Restricted cash	100,494	170,413
Servicing rights, at fair value	400,678	300,465
	$3,058,662	$2,066,320

Liabilities
Warehouse and other lines of credit	$2,600,000	$1,699,803
Debt obligations, net	214,133	213,640
	$2,814,133	$1,913,443

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

	December 31, 2021
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests(1)	$72,874	$—	$72,874	$1,424,857
Investments in joint ventures	18,553	—	18,553	20,783
	$91,427	$—	$91,427
(1)Carrying value of retained interests is included within trading securities, at fair value on the consolidated balance sheets.

	December 31, 2020
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Investments in joint ventures	$17,528	$—	$17,528	$15,342

Retained interests

During 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. As of December 31, 2021, the remaining principal balance of loans transferred was $1.4 billion and no loans were 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $11.9 million, $10.4 million, and $12.9 million for the year ended December 31, 2021, 2020, and 2019, respectively and is included in other income in the consolidated statements of operations.

NOTE 10 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	December 31,
	2021	2020
Servicing sales, net	$19,134	$1,063
Loan sales	7,551	3,833
Loan origination	6,131	7,113
Loan principal and interest	5,835	5,158
Margin call receivable	1,740	91,920
Joint ventures	2,160	4,195
Settlement services	6,293	12,203
Servicing fee income	6,527	6,692
Other	812	5,945
	$56,183	$138,122

There was $0.9 million and $0.4 million in allowance for credit losses at December 31, 2021 and 2020, respectively. There were $1.5 million, $0.5 million and $1.0 million of accounts receivable write-offs during the year ended December 31, 2021, 2020 and 2019, respectively.

NOTE 11 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2021	2020
Furniture and equipment	$146,456	$125,349
Computer software	20,254	19,031
Software development	88,822	82,202
Leasehold improvements	44,706	41,330
Work in progress	40,565	18,647
Property and equipment	340,803	286,559
Accumulated depreciation and amortization	(236,541)	(201,557)
Property and equipment, net	$104,262	$85,002

The Company recorded $35.0 million, $35.2 million and $36.8 million of depreciation and amortization expense related to property and equipment for the year ended December 31, 2021, 2020 and 2019, respectively.

Capitalized computer software development costs consist of the following:

	December 31,
	2021	2020
Cost	$88,822	$82,202
Accumulated depreciation	(76,495)	(65,014)
Software development, net	$12,327	$17,188

The Company recorded $11.5 million, $11.5 million and $11.2 million of depreciation expense related to software development for the year ended December 31, 2021, 2020 and 2019, respectively.

Future computer software development depreciation for the remaining years:

Year ending December 31,
2022	$7,244
2023	4,520
2024 and thereafter	563
Total	$12,327

NOTE 12 – WAREHOUSE AND OTHER LINES OF CREDIT

At December 31, 2021, the Company is a party to 15 lines of credit with lenders providing $11.8 billion of warehouse and revolving credit facilities. The warehouse and revolving credit facilities are used to fund, and are secured by, residential mortgage loans held for sale. Interest expense on warehouse and revolving lines of credit is recorded to interest expense on the consolidated statements of operations.

The warehouse and revolving lines of credit are repaid using proceeds from the sale of loans. The base interest rates on the Company’s warehouse lines bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. Some of the lines carry additional fees in the form of annual facility fees charged on the total line amount, commitment fees charged on the committed portion of the line and non-usage fees charged when monthly usage falls below a certain utilization percentage. The weighted average interest rate at December 31, 2021 totaled 1.91%. The Company’s warehouse lines are scheduled to expire through 2023 under one or two year terms and all lines are subject to renewal based on an annual credit review conducted by the lender. The Company’s securitization facilities’ notes have two to three year terms.

The base interest rates for all warehouse lines of credit are subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of December 31, 2021 and December 31, 2020, there was $8.0 million and $6.7 million, respectively, held in these accounts which are recorded as a component of restricted cash on the consolidated balance sheets.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum distribution requirement, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. As of December 31, 2021, the Company was in compliance with all warehouse lending related covenants.

Securitization Facilities

In May 2019, the Company issued notes through a securitization facility (“2019-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2019-1 Securitization Facility is secured by newly originated, first-lien, fixed rate or adjustable rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae or Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2019-1 Securitization Facility issued $300.0 million in notes and certificates that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2019-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default. In May 2021, the Company repaid the notes and certificates of the 2019-1 Securitization Facility.

In October 2019, the Company issued notes through an additional securitization facility (“2019-2 Securitization Facility”) backed by a revolving warehouse line of credit. The 2019-2 Securitization Facility is secured by newly originated, first-lien, fixed rate or adjustable rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae or Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2019-2 Securitization Facility issued $300.0 million in notes and certificates that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2019-2 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default. In October 2021, the Company repaid the notes and certificates of the 2019-2 Securitization Facility.

In October 2020, the Company issued notes through an additional securitization facility (“2020-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2020-1 Securitization Facility is secured by newly originated, first-lien, residential mortgage loans eligible for purchase by Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2020-1 Securitization Facility issued $600.0 million in notes and certificates that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2020-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default. In March 2022, the Company exercised its right to optional prepayment in full and terminated the 2020-1 Securitization Facility.

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

In October 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-3 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-3 Securitization Facility is secured by newly originated, first-lien, fixed-rate or adjustable-rate, residential mortgage loans which are originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-3 Securitization Facility issued $500.0 million in notes that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2021-3 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full, and (iii) the date of the occurrence and continuance of an event of default.

The following table presents information on warehouse borrowings and the outstanding balance as of December 31, 2021 and 2020:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	December 31, 2021	December 31, 2020
Facility 1(1)	$400,000	$1,100,000	$1,500,000	10/29/2022	$851,088	$1,665,005
Facility 2(2)	—	600,000	600,000	9/26/2022	295,743	226,891
Facility 3	—	500,000	500,000	4/19/2022	459,018	206,863
Facility 4	—	900,000	900,000	11/14/2022	266,230	335,096
Facility 5(2)	—	200,000	200,000	N/A	391	—
Facility 6(2)	100,000	1,000,000	1,100,000	10/10/2022	583,449	626,741
Facility 7(3)	750,000	1,250,000	2,000,000	5/5/2023	1,410,367	919,068
Facility 8(4)	—	—	—	5/14/2021	—	300,000
Facility 9(4)	—	—	—	10/23/2021	—	299,803
Facility 10	—	850,000	850,000	N/A	361,783	358,761
Facility 11(5) (6)	600,000	—	600,000	10/25/2022	600,000	600,000
Facility 12(5)	500,000	—	500,000	12/17/2023	500,000	500,000
Facility 13	—	1,000,000	1,000,000	9/23/2022	263,516	259,247
Facility 14(4)	—	—	—	2/10/2021	—	279,954
Facility 15(5)	500,000	—	500,000	2/2/2024	500,000	—
Facility 16(5)	500,000	—	500,000	4/23/2024	500,000	—
Facility 17	—	500,000	500,000	9/22/2022	365,614	—
Facility 18(5)	500,000	—	500,000	10/21/2024	500,000	—
Total	$3,850,000	$7,900,000	$11,750,000		$7,457,199	$6,577,429
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(3)In addition to the outstanding balance secured by mortgage loans, the Company has $15.0 million outstanding to finance servicing rights included within debt obligations in the consolidated balance sheets.
(4)This facility expired.
(5)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.
(6)This facility was prepaid and terminated in March 2022.

The following table presents certain information on warehouse borrowings:

	Year Ended December 31,
	2021	2020	2019
Maximum outstanding balance during the period	$9,180,276	$7,037,828	$4,370,205
Average balance outstanding during the period	8,149,855	3,974,625	2,844,290
Collateral pledged (loans held for sale)	7,815,347	6,752,909	3,553,504
Weighted average interest rate during the period	2.21%	2.54%	3.83%

NOTE 13 – DEBT OBLIGATIONS

The following table shows the outstanding debt as of December 31, 2021 and 2020.

	December 31,
	2021	2020
Secured debt obligations, net:
Secured credit facilities:
MSR facilities	$262,250	$15,000
Securities financing facilities	66,439	—
Servicing advance facilities	15,070	7,571
Total secured credit facilities	343,759	22,571
Term Notes	199,133	198,640
Total secured debt obligations, net	542,892	221,211

Unsecured debt obligations, net:
Senior Notes	1,085,316	491,255
Total debt obligations, net	$1,628,208	$712,466

Secured Credit Facilities

MSR Facilities

The Company entered into a $25.0 million revolving secured credit facility (the “Original Secured Credit Facility”) in October 2014 to finance servicing rights and for other working capital needs and general corporate purposes. The Company has entered into subsequent amendments with the lender to increase and decrease the size of the facility and extend the maturity date. The Original Secured Credit Facility is secured by servicing rights and accrues interest at a base rate per annum of 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. As of December 31, 2021, there was $248.0 million outstanding on the Original Secured Credit Facility with a maturity of June 2022. At December 31, 2021, capacity under the facility was $268.0 million and the Company had pledged $890.0 million in fair value of servicing rights as collateral to secure the outstanding advances. Advances for servicing rights are determined using a borrowing base formula calculated against the fair market value of the pledged servicing rights. As of December 31, 2021, there was $248.0 million in Original Secured Credit Facility outstanding. Under the Original Secured Credit Facility, the Company is required to satisfy certain financial covenants, including minimum tangible net worth, minimum liquidity, maximum leverage and debt service coverage. As of December 31, 2021, the Company was in compliance with all such covenants.

The Company amended one of its warehouse line facilities to provide a $50.0 million sub-limit to finance servicing rights and for other working capital needs and general corporate purposes (the “Second Secured Credit Facility”) in May 2015. In March 2021, we terminated the sub-limit on this facility.

The Company entered into a master repurchase agreement with one of its wholly-owned subsidiaries, loanDepot GMSR Master Trust (“GMSR Trust”) in August 2017 to finance Ginnie Mae mortgage servicing rights (the “GNMA MSRs”) owned by the Company (the “GNMA MSR Facility”) pursuant to the terms of a base indenture (the “GNMA MSR Indenture”). The Company pledged participation certificates representing beneficial interests in GNMA MSRs to the GMSR Trust. The Company is party to an acknowledgment agreement with Ginnie Mae whereby we may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors variable funding notes or one or more series of term notes, in each case secured by the participation certificates relating to the GNMA MSRs held by the GMSR Trust. In August 2017, the Company, through the GMSR Trust, issued a variable funding note (the “GMSR VFN”) in the initial amount of $65.0 million. The maximum amount of the GMSR VFN is $150.0 million. The GMSR VFN is secured by GNMA MSRs and bears interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum. The Company has entered into subsequent agreements to amend certain terms of the GMSR VFN and extend the maturity date. As of December 31, 2021, there was $15.0 million in GMSR VFN outstanding. In October 2021, the maturity date was extended to November 2022. Under this facility, the Company is required to satisfy certain financial covenants. As of December 31, 2021, the Company was in compliance with all such covenants.

In December 2021 the Company entered into a third secured credit facility agreement (the “Third Secured Credit Facility”) which provides $300.0 million in borrowing capacity, with an option to increase up to $500.0 million upon mutual consent, available to the Company that is secured by certain of the Company’s mortgage servicing rights under the servicing agreement and other collateral. At December 31, 2021, there was a zero outstanding balance on the Third Secured Credit Facility and $0.8 million in unamortized deferred financing costs.

Securities Financing Facilities

In June 2021, the Company entered into a master repurchase agreement to finance securities retained in a securitization ("Securities Financing"). During the second half of 2021, the Company entered into three additional master repurchase agreements for Securities Financing. The Securities Financing has an advance rate between 60% and 92% based on the class of security and accrues interest at a rate of 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The Securities Financing is secured by retained interests with a fair value of $72.9 million at December 31, 2021 that are recorded in trading securities, at fair value on the consolidated balance sheets. At December 31, 2021, there was $66.4 million in Securities Financing outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $130.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in September 2022 (unless earlier redeemed in accordance with their terms). The 2020-VF1 Notes are secured by LDLLC's rights to reimbursement for advances made pursuant to Fannie Mae and Freddie Mac requirements. At December 31, 2021, there was $16.2 million in 2020-VF1 Notes outstanding. Under this facility, the Company is required to satisfy certain financial covenants including minimum levels of tangible net worth and liquidity and maximum levels of consolidated leverage. As of December 31, 2021, the Company was in compliance with all such covenants.

In November 2021, the Company, through the GMSR Trust, amended and restated the GMSR VFN to issue two new series of variable funding notes for the financing of principal and interest advance receivables and servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Ginnie Mae. Pursuant to an indenture, the Company can issue up to $150.0 million in variable funding notes secured by principal and interest advance reimbursement amounts or servicing advance reimbursement amounts. The variable funding notes bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum. As of December 31, 2021, there was no outstanding balance on the variable funding notes and $1.1 million in unamortized deferred financing costs.

Term Notes

In October 2018, the GMSR Trust was amended and restated for the purpose of issuing the Series 2018-GT1 Term Notes (“Term Notes”). The Term Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in October 2023 or, if extended pursuant to the terms of the related indenture supplement, October 2025 (unless earlier redeemed in accordance with their terms). At December 31, 2021, there was $200.0 million in Term Notes outstanding and $0.9 million in unamortized deferred financing costs. Under this facility, the Company is required to satisfy certain financial covenants. As of December 31, 2021, the Company was in compliance with all such covenants.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. At any time prior to November 1, 2022, we may redeem some or all of the 2025 Senior Notes at a price equal to 100% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. The Company may also redeem the 2025 Senior Notes at our option, in whole or in part, at any time on or after November 1, 2022 at various redemption prices. In addition, subject to certain conditions at any time prior to November 1, 2022, we may redeem up to 40% of the principal amount of the 2025 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.50% of the principal amount of the 2025 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At December 31, 2021, there was $500.0 million in 2025 Senior Notes outstanding and $6.8 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, we may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. The Company may also redeem the 2028 Senior Notes at our option, in whole or in part, at any time on or after April 1, 2024 at various redemption prices. In addition, subject to certain conditions at any time prior to April 1, 2024, we may redeem up to 40% of the principal amount of the 2028 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the 2028 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At December 31, 2021, there was $600.0 million in 2028 Senior Notes outstanding and $7.9 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on 30-day or 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin ranging from 0.45% - 4.75%.

NOTE 14 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2021	2020
Accrued compensation and benefits	$154,154	$285,138
Accounts payable	136,619	110,618
Loan loss obligation for sold loans	29,877	33,591
Accrued pricing adjustments on sold loans	12,336	4,536
Deferred tax liability	193,020	—
TRA liability	32,865	—
Income tax payable	12,821	1,712
Dividends and dividend equivalents payable	38,057	—
Servicing rights, at fair value	7,310	3,564
Financing lease obligations	—	3,442
Other	7,385	3,769
	$624,444	$446,370

NOTE 15 – INCOME TAXES

The following table details the Company’s provision for income taxes:

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$8,936	$1,745	$(1,809)
State	3,120	581	40
Total current	12,056	2,326	(1,769)
Deferred
Federal	26,623	(82)	18
State	4,692	4	2
Total deferred	31,315	(78)	20
Total provision (benefit) for income taxes	$43,371	$2,248	$(1,749)

The following table is a reconciliation of the estimated provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year Ended December 31,
	2021	2020	2019
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes (net of federal benefit)	0.9	—	—
Non-controlling interests	(16.2)	(20.9)	(26.4)
Other, net	0.8	—	—
Total income tax expense (benefit)	6.5%	0.1%	(5.4)%

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to income passed through to noncontrolling interests. Prior to the IPO, income taxes for LD Holdings at the consolidated level were primarily federal, state, and local taxes for ACT, a C Corporation. Subsequent to the IPO, the Company became a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of LD Holdings.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	December 31,
	2021	2020
Deferred tax assets:
Accrued compensation	$—	$35
State taxes	437	—
Acquired intangible assets	—	14
Total deferred tax assets	437	49
Deferred tax liabilities:
Outside basis difference	193,353	—
Depreciation	—	1
Total deferred tax liabilities	193,353	1
Net deferred tax (liabilities) assets	$(192,916)	$48

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of December 31, 2021 relates to temporary outside basis differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under the TRA as a result of the offering transaction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at December 31, 2021 and December 31, 2020 using the combined federal and state rate (less federal benefit) of 26%. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, the Company considered all negative and positive evidence. As of December 31, 2021, the Company did not have a valuation allowance on any deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets.

Uncertain tax positions relate to various federal and state income tax matters. The income tax returns for 2017-2021 are subject to examination by the relevant taxing authorities. There was no interest or penalties related to uncertain tax positions for the years ended December 31, 2021, 2020, and 2019, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$—	$282	$1,655
Increases related to positions taken during prior years	540	—	—
Increases related to positions taken during the current year	114	—	—
Decreases due to a lapse of applicable statute of limitations	—	(282)	(1,373)
Ending balance	$654	$—	$282

The Company recognized a TRA liability of $32.9 million as of December 31, 2021, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction, refer to Note 22- Commitments and Contingencies, for further information on the TRA liability.

NOTE 16 – LEASES

The Company entered into operating leases related to its corporate headquarters and support, sales, and processing offices which expire at various dates through 2028. The Company’s operating lease agreements have remaining terms ranging from less than one year to seven years. Certain of these operating lease agreements include options to extend the original term. The Company’s operating lease agreements do not require the Company to make variable lease payments.

	Year Ended December 31,
	2021	2020	2019
Lease expense:
Operating leases	$28,322	$30,350	$29,560
Short-term leases	747	688	430
Sublease income	(1,049)	(1,518)	(1,000)
Lease expense included in occupancy expense	$28,020	$29,520	$28,990

	Year Ended December 31,
	2021	2020
Other information:
Cash paid for operating leases	$31,377	$29,394
Right-of-use assets obtained in exchange for lease obligations:
New leases entered into during the year	11,826	29,768

	December 31, 2021	December 31, 2020
Period-end:
Operating leases:
Weighted average remaining lease term (years)	3.8	4.2
Weighted average discount rate	7.0%	7.0%

The following is a schedule of future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2021:

Amount
Year ending December 31,
2022	$28,713
2023	19,905
2024	14,568
2025	8,562
2026	4,666
Thereafter	6,344
Total operating lease payments	82,758
Less: Imputed interest	(10,826)
Operating lease liability	$71,932

As of December 31, 2021, the Company has three operating leases that have not yet commenced with aggregate undiscounted required payments of $0.4 million.

NOTE 17 – RELATED PARTY TRANSACTIONS

In conjunction with its joint ventures, the Company entered into agreements to provide services to the joint ventures for which it receives and pays fees. Services for which the Company earns fees comprise of loan processing and administrative services (legal, accounting, human resources, data processing and management information, assignment processing, post-closing, underwriting, facilities management, quality control, management consulting, risk management, promotions, public relations, advertising and compliance with credit agreements). The Company also originates eligible mortgage loans referred by its joint ventures for which the Company pays the joint ventures a broker fee.

Fees earned, costs incurred, and receivables from joint ventures were as follows:

	Year Ended December 31,
	2021	2020	2019
Loan processing and administrative services fee income	$15,023	$14,483	$9,909
Loan origination broker fees expense	90,266	80,636	75,420

	December 31,
	2021	2020
Receivables from joint ventures	$1,855	$2,196

The Company paid management fees of $0.2 million, $1.0 million and $0.7 million to a shareholder of the Company during the year ended December 31, 2021, 2020 and 2019, respectively. The Company employed certain individuals who provided services to a shareholder whose salaries totaled $0.4 million, $0.2 million and $0.2 million for the year ended December 31, 2021, 2020 and 2019, respectively.

The Company charters a private aircraft and a boat owned by North American Charters, Inc. (“NA Charters”) and JLSSAA LLC (“JLSSAA”), companies controlled by the Company’s CEO, which from time-to-time also leases the boat to third parties unaffiliated with us. The Company uses the charter services mainly for the purposes of business travel for our executive officers and directors. The Company incurred expenses to NA Charters and JLSSAA of $0.2 million, zero, and $0.2 million for the years ended December 31, 2021, 2020 and 2019 respectively. These charges included only allocated costs based on business usage. The Company’s CEO pays for all unallocated expenses and any expenses related to his personal travel or mixed-use travel (travel in which a non-business passenger is also on the aircraft or boat).

NOTE 18 – EQUITY

As a result of the IPO and reorganization, the financial statements for the periods prior to the IPO were adjusted to combine the previously separate entities for presentation.

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

The noncontrolling interest of $1.1 billion and $1.7 billion as of December 31, 2021 and December 31, 2020, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The following table summarizes the ownership of LD Holdings as of December 31, 2021.

Holding Member Interests:	Holdco Units	Ownership Percentage
loanDepot, Inc.	137,289,020	44.28%
Continuing LLC Members	172,729,168	55.72%
Total	310,018,188	100.00%

NOTE 19 – STOCK-BASED COMPENSATION

The stock-based compensation expense recognized on all share-based awards was $67.1 million for the year ended December 31, 2021 and $8.5 million for the year ended December 31, 2020. As of December 31, 2021, there was $30.3 million of unrecognized compensation related to all unvested awards.

LDI Awards

Effective upon the completion of the IPO, the Company adopted the 2021 Plan. The 2021 Plan allows for the grant of stock options, restricted stock, RSUs, and stock appreciation rights. The Company reserved a total of 16,250,000 shares of common stock for issuance pursuant to the 2021 Plan, which amount shall be increased on the first day of each fiscal year during the term of the 2021 Plan commencing with the 2022 fiscal year by (i) 2% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (ii) a lesser amount determined by the Company's board of directors. There are currently only RSUs granted under the 2021 Plan. The following is a summary of RSU activity for the year ended December 31, 2021.

	Year Ended December 31, 2021
		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested - beginning of period	—	$—
Granted	4,109,405	22.06
Vested	(2,269,355)	26.22
Forfeited/Cancelled	(74,287)	25.16
Unvested - end of period	1,765,763	16.60

Total compensation expense for the LDI awards was $64.3 million for the year ended December 31, 2021. Unrecognized compensation expense related to these RSUs was $24.5 million and is expected to be recognized over a weighted average period of 3.45 years.

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

As part of the IPO and reorganization discussed in Note 1- Description of Business, Presentation, and Summary of Significant Accounting Policies, any outstanding units were equitably adjusted and replaced with a single new class of LLC Units that were exchanged on a one-for-one basis for Holdco Units . No further awards will be granted under the Plans as both the Plans and LLC Agreement were terminated.

The following table presents a summary of the changes in awards subsequent to the conversion into Holdco Units for the period ended December 31, 2021:

	Year Ended December 31, 2021
	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	19,632,883	$0.50
Vested	(6,184,267)	0.52
Forfeited/Cancelled	(1,838,474)	0.51
Unvested - end of period	11,610,142	0.50

The following table presents a summary of the changes in Class Z, Class Y, Class X, Class W and Class V Common Units for the period January 1, 2021 through February 10, 2021 and for the years ended December 31, 2020 and 2019, prior to the conversion to Holdco Units .

	January 1, 2021 through February 10, 2021		Year Ended December 31,
			2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	610,497,758	$0.016	100,679,480	$0.006	257,789,340	$0.030
Granted	—	—	1,228,708,539	0.016	—	—
Vested	(12,656,379)	0.016	(623,673,773)	0.016	(89,639,924)	0.004
Forfeited/Cancelled	(3,552,286)	0.016	(95,216,488)	0.008	(67,469,936)	0.008
Unvested - end of period	594,289,093	0.016	610,497,758	0.016	100,679,480	0.006

The following assumptions were used for the grants during the year ended December 31, 2020:

Risk-free interest rate	0.30%
Expected life	1.7 years
Expected volatility	160.0 - 175.0%

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

Total compensation expense associated with the Holdco Units was $2.8 million, $8.5 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. There was an additional $6.4 million of compensation expense for the year ended December 31, 2020 related to the modification of Class V Units for Class X Units based on the market value of those units at the modification date.

At December 31, 2021 and December 31, 2020, the total unrecognized compensation cost related to unvested Holdco Units was $5.8 million and $9.5 million, respectively. This cost is expected to be recognized over the next 2.80 years.

NOTE 20 – EARNINGS PER SHARE

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
Earnings per share information has not been presented for the years ended December 31, 2020 or December 31, 2019. The basic and diluted earnings per share period for the year ended December 31, 2021 represents the period after February 11, 2021, wherein the Company had outstanding Class A common stock and Class D common stock. There was no Class B common stock outstanding as of December 31, 2021.The following table sets forth the calculation of basic and diluted earnings per share for the period following the reorganization and IPO for Class A common stock and Class D common stock:

	Year Ended
	December 31, 2021
	Class A	Class D	Total
Net income attributable to loanDepot, Inc.	$13,998	$99,526	$113,524
Weighted average shares - basic	16,029,314	113,969,580	129,998,894

Earnings per share - basic	$0.87	$0.87	$0.87

Net income allocated to common stockholders - diluted	$13,998	$99,526	$113,524
Weighted average shares - diluted	16,029,314	113,969,580	129,998,894

Earnings per share - diluted	$0.87	$0.87	$0.87

For the period from February 11, 2021 to December 31, 2021, 192,465,222 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted earnings per share.

For the period from February 11, 2021 to December 31, 2021, 1,192,211 of RSUs were determined to be anti-dilutive, and thus excluded from the computation of diluted earnings per share.

NOTE 21 – EMPLOYEE BENEFIT PLAN

The Company’s employees are eligible to participate in a defined contribution plan (“401(k) Plan”). The Company matches 50% of participant contributions, up to 6% of each participant’s total eligible gross compensation. Matching contributions totaled approximately $25.4 million, $18.4 million and $10.7 million for the year ended December 31, 2021, 2020 and 2019, respectively.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $21.1 million and $377.3 million at December 31, 2021 and 2020, respectively.

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

During the second quarter of 2021, the Company settled, on an individual basis, a putative Telephone Consumer Protection Act (“TCPA”) class action for a nominal amount. The Company previously disclosed a second putative TCPA class action where (i) the Company filed dispositive motions to dismiss the claims, (ii) the court granted the Company’s motion to stay the matter pending the outcome of a circuit court’s decision in a TCPA matter in which the Company is not a party, and (iii) the Company has determined that the legal action will not have a material adverse effect on the financial condition of the Company.

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. The parties participated in pre-litigation mediation in May 2021. The parties did not resolve the matter at mediation and a complaint was filed with the Superior Court of the State of California, County of Orange on September 21, 2021 and an amended complaint was filed on December 21, 2021. In response, on February 2, 2022 the Company filed a demurrer to the complaint with the Superior Court of the State of California, County of Orange, for failing to state facts sufficient to constitute a cause of action while still vigorously denying the claims within the complaint. While the Company’s management does not believe these allegations have merit, defending such allegations could result in substantial costs and a diversion of management’s attention and resources.

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

Compliance Matters

During the fourth quarter of 2019 an increase in mortgage originations resulted in an increase in title orders and loan settlements creating personnel and operational pressures within the Company. The Company increased staffing, adjusted schedules, and enhanced processes, but still experienced constraints in order to meet settlement timelines. Specifically, there was an increase in the number of days between receipt of funds from the originating lender and disbursement of those funds to pay off those loan transactions. In 2019, the Company initiated a review to refund consumers for any overage in per diem charges due to delays based on loan program and state property requirements. The Company established an accrual of $4.8 million as of December 31, 2019 for its estimate of the remaining refunds. As of January 2021, the Company had completed its review and processed refunds that totaled $4.2 million of which $3.9 million were completed throughout 2020 and the remaining $0.3 million in January 2021. As a result of this event and in order to prevent recurrence, the Company has decreased the number of states in which they accept orders in order to manage pipelines and routinely review key performance indicators along with pipeline estimates from their customers.

Regulatory Requirements

The Company is subject to various capital requirements by the U.S. Department of Housing and Urban Development (“HUD”); lenders of the warehouse lines of credit; and secondary markets investors. Failure to maintain minimum capital requirements could result in the inability to participate in HUD-assisted mortgage insurance programs, to borrow funds from warehouse line lenders or to sell or service mortgage loans. As of December 31, 2021 and 2020, the Company was in compliance with its selling and servicing capital requirements.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of December 31, 2021 and 2020 approximated $12.7 billion and $31.5 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 7- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

Loan Loss Obligation for Sold Loans

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company establishes a loan repurchase reserve for losses associated with repurchased loans if the Company breached a representation or warranty given to the loan purchaser. Additionally, the Company’s loan loss obligation for sold loans includes an estimate for losses associated with early payoffs and early payment defaults. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties and other provisions for the years ended December 31, 2021, 2020 and 2019.

The activity related to the loan loss obligation for sold loans is as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$33,591	$17,677	$18,301
Provision for loan loss obligations	7,185	25,973	8,673
Charge-offs	(10,899)	(10,059)	(9,297)
Balance at end of period	$29,877	$33,591	$17,677

TRA Liability

As part of the IPO and reorganization, the Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $32.9 million as of December 31, 2021, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc.

NOTE 23– REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

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
•HUD. The eligibility requirements include a minimum adjusted net worth of $1,000,000 plus 1% of the total volume in excess of $25.0 million of FHA Single Family Mortgages originated, underwritten, serviced, and/or purchased during the prior fiscal year, up to a maximum required adjusted net worth of $2.5 million
•Fannie Mae, Freddie Mac and Ginnie Mae. The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

To the extent that these requirements are not met, the Company may be subject to a variety of regulatory actions which could have a material adverse impact on our results of operations and financial condition. The most restrictive of the minimum net worth and capital thresholds require the Company to maintain a minimum adjusted net worth balance of $120.4 million as of December 31, 2021. The Company was in compliance with the net worth, liquidity and other financial requirements of its selling and servicing requirements as of December 31, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a15(f). Management assessed, with participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as it relates to the Company’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2021. The assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management determined that internal control over financial reporting is effective as it relates to the Company’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2021.

The Annual Report on Form 10-K does not include an attestation report of our independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there have been no such changes during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2022, which is within 120 days after the end of fiscal year 2021.

Item 11. Executive Compensation
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2022, which is within 120 days after the end of fiscal year 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2022, which is within 120 days after the end of fiscal year 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2022, which is within 120 days after the end of fiscal year 2021.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2022, which is within 120 days after the end of fiscal year 2021.

PART IV.
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

Exhibit No.	Description
4.3
Indenture dated as of April 23, 2021, by and among Mello Warehouse Securitization Trust 2021-2, loanDepot.com, LLC and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

4.4
Indenture dated as of October 21, 2021, by and among Mello Warehouse Securitization Trust 2021-3, as issuer, loanDepot.com, LLC, as servicer, and U.S. Bank National Association, as indenture trustee, note calculation agent, standby servicer and initial securities intermediary (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).

4.5*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Stockholders Agreement dated as of February 16, 2021, by and among loanDepot, Inc., Parthenon Investors III, L.P., PCap Associates, Parthenon Capital Partners Fund, L.P., Parthenon Investors IV, L.P., Parthenon Capital Partners Fund II, L.P. PCP Managers, L.P., The JLSSAA, Trust established September 4, 2014, JLSA, LLC, Trilogy Mortgage Holdings, Inc., Trilogy Management Investors Six, LLC, Trilogy Management Investors Seven, LLC and Trilogy Management Investors Eight, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, ,2021).

10.2
Tax Receivable Agreement, dated as of February 16, 2021, by and among loanDepot, Inc., LD Holdings Group LLC and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.3
Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed January 27, 2021).

10.4+	2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on January 27, 2021).
10.5+	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).
10.6+	2009 Incentive Equity Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on January 27, 2021).
10.7+	2012 Incentive Equity Plan (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on January 27, 2021).
10.8+
Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Anthony Hsieh (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.9+
Employment Agreement, dated as of December 30, 2009, by and between loanDepot.com, LLC and Anthony Hsieh (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.10+
Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Jeff DerGurahian (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.11+
Offer Letter, dated as of April 25, 2012, by and between loanDepot.com, LLC and Jeff DerGurahian (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.12+	2015 Incentive Equity Plan (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).
10.13+
Superseding Offer Letter, dated as of June 1, 2015, by and between loanDepot.com, LLC and John C. Dorman (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on January 27, 2021).

10.14+
Offer Letter, dated as of April 8, 2015, by and between loanDepot.com, LLC and Dawn Lepore (incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on January 27, 2021).

10.15+
Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Jeff Walsh (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.16+
Letter of Understanding, dated September 27, 2019, by and between loanDepot.com, LLC and Jeff Walsh (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

Exhibit No.	Description
10.17+
Offer Letter, dated as of October 22, 2012, by and between loanDepot.com, LLC and Jeff Walsh (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.18+
Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Patrick Flanagan(incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.19+
Offer Letter, dated as of May 17, 2017, by and between loanDepot.com, LLC and Patrick Flanagan (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.20
Fourth Amended and Restated Limited Liability Company Agreement of LD Holdings, LLC, dated as of February 11, 2021, by and among LD Holdings Group LLC and the other parties thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 16, 2021).

10.21#
Credit and Security Agreement, dated October 29, 2014, by and between loanDepot.com, LLC and NexBank SSB (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.1
First Amendment to Credit and Security Agreement, dated May 29, 2015, between loanDepot.com, LLC and NexBank SSB (incorporated herein by reference to Exhibit 10.17.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.2
Second Amendment to Credit and Security Agreement, dated June 26, 2015, between loanDepot.com, LLC and NexBank SSB (incorporated herein by reference to Exhibit 10.17.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.3
Consent and Amendment No. 3 to Credit and Security Agreement, dated as of October  30, 2015, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.4
Fourth Amendment to Credit and Security Agreement, dated as of December 16, 2015, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.5
Fifth Amendment to Credit and Security Agreement, dated as of March 24, 2017, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.6
Sixth Amendment to Credit and Security Agreement, dated as of August 7, 2017, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.7
Seventh Amendment to Credit and Security Agreement, dated as of January 12, 2018, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.8
Eighth Amendment to Credit and Security Agreement, dated as of October 24, 2018, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.9
Ninth Amendment and Waiver to Credit and Security Agreement, dated as of December 21, 2018, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.10
Tenth Amendment and Waiver to Credit and Security Agreement, dated as of March 12, 2020, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.11
Eleventh Amendment to Credit and Security Agreement, dated as of August 11, 2020, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21.12
Twelfth Amendment to Credit and Security Agreement, dated as of June 23, 2021, between loanDepot.com and NexBank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).

10.21.13
Thirteenth Amendment to Credit and Security Agreement, dated as of December 22, 2021, between loanDepot.com and NexBank (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 28, 2021).

Exhibit No.	Description
10.22
Amended and Restated Subservicing Agreement dated December 1, 2020, by and between loanDepot.com, LLC and Cenlar FSB (incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.23
Standard Office Lease, dated March 10, 2011, between Arden Realty Limited Partnership and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.23.1
First Amendment to Lease, dated September 7, 2012, between Arden Realty Limited Partnership and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.23.2
Second Amendment to Lease, dated January 24, 2013, between Arden Realty Limited Partnership and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.23.3
Third Amendment to Lease, dated March 27, 2014, between Arden Realty Limited Partnership and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.23.4
Fourth Amendment to Lease, dated June 10, 2014, between Arden Realty Limited Partnership and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.23.5
Fifth Amendment to Lease, dated October 14, 2014, between Arden Realty Limited Partnership and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.23.6
Sixth Amendment to Lease, dated May 1, 2015, between Arden Realty Limited Partnership and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.23.7
Seventh Amendment to Lease, dated May 23, 2017, by and between Pinnacle Asset Management Group, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.24#
Mortgage Loan Participation Purchase and Sale Agreement, dated as of February  28, 2013, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.24.1#
Amendment Number One to the Mortgage Loan Participation Purchase and Sale Agreement, dated November 21, 2013 (incorporated herein by reference to Exhibit 10.21.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.24.2#
Amendment Number Two to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019 (incorporated herein by reference to Exhibit 10.21.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.24.3#
Amendment Number Three to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019 (incorporated herein by reference to Exhibit 10.21.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.24.4#
Amendment Number Four to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 18, 2020 (incorporated herein by reference to Exhibit 10.21.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.25#
Amended and Restated Master Repurchase Agreement, dated as of August 11, 2021, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 17, 2021).

10.26
Indenture, dated as of October  27, 2020, by and among LD Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.27#
The Sixth Amended and Restated Loan and Security Agreement, dated as of November 28, 2018 between loanDepot.com, LLC and TIAA, FSB (incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

Exhibit No.	Description
10.27.1
First Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of May 31, 2019 between loanDepot.com, LLC and TIAA, FSB (incorporated herein by reference to Exhibit 10.24.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.27.2
Second Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of July 12, 2019 between loanDepot.com, LLC and TIAA, FSB (incorporated herein by reference to Exhibit 10.24.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.27.3
Third Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of September 13, 2019 between loanDepot.com, LLC and TIAA, FSB (incorporated herein by reference to Exhibit 10.24.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.27.4
Fourth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of November 18, 2019 between loanDepot.com, LLC and TIAA, FSB (incorporated herein by reference to Exhibit 10.24.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.27.5
Fifth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of March 23, 2020 between loanDepot.com, LLC and TIAA, FSB (incorporated herein by reference to Exhibit 10.24.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.27.6
Sixth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of May 20, 2020 between loanDepot.com, LLC and TIAA, FSB (incorporated herein by reference to Exhibit 10.24.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.27.7
Seventh Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of July 10, 2020 between loanDepot.com, LLC and TIAA, FSB (incorporated herein by reference to Exhibit 10.24.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.27.8
Eighth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of March 2, 2021 between loanDepot.com, LLC and TIAA, FSB (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 1, 2021).

10.28#
Second Amended and Restated Master Repurchase Agreement, dated as of August 20 2021, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 25, 2021).

10.28.1#
Guaranty Agreement, dated as of August 20, 2021 by loanDepot.com, LLC in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 20, 2021).

10.28.2
Amendment No. 1, dated September 27, 2021, to Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021, by and between Bank of America, N.A., as buyer, and loanDepot BA Warehouse, LLC, as seller, and loanDepot.com, LLC, as guarantor and pledgor (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed September 29, 2021).

10.29#
Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated as of February 2, 2022, by and between Bank of America, N.A., as purchaser, and loanDepot.com, LLC, as seller. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 8, 2022).

10.30#
Second Amended and Restated Master Repurchase Agreement, dated January  2, 2018, by and between loanDepot.com, LLC and Jefferies Funding LLC (incorporated herein by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.30.1
Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated November  2, 2018, by and between loanDepot.com, LLC and Jefferies Funding LLC (incorporated herein by reference to Exhibit 10.31.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.30.2
Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated November  1, 2019, by and between loanDepot.com, LLC and Jefferies Funding LLC (incorporated herein by reference to Exhibit 10.31.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.30.3
Amendment No. 3 to Master Repurchase Agreement, dated September  28, 2020, by and between loanDepot.com, LLC and Jefferies Funding LLC (incorporated herein by reference to Exhibit 10.31.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.30.4
Amendment No.  4 to Master Repurchase Agreement, dated November 2, 2015, by and between loanDepot.com, LLC and Jefferies Funding (incorporated herein by reference to Exhibit 10.31.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

Exhibit No.	Description
10.31
Master Repurchase Agreement, dated March 10, 2017, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.31.1
Amendment No. 1 to Master Repurchase Agreement, dated August 11, 2017, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32.1 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.31.2
Amendment No. 2 to Master Repurchase Agreement, dated January 31, 2018, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32.2 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.31.3
Amendment No. 3 to Master Repurchase Agreement, dated April 8, 2019, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32.3 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.31.4
Amendment No. 4 to Master Repurchase Agreement, dated February  26, 2020, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32.4 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.31.5
Amendment No. 5 to Master Repurchase Agreement, dated September  25, 2020, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32.5 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.31.6
Amendment No. 6 to Master Repurchase Agreement, dated March  1, 2021, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 4, 2021).

10.31.7
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

10.31.8
Amendment No. 8, dated July 20, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Island Branch, Alpine Securitization LTD., and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of March 10, 2017 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 21, 2021).

10.31.9
Amendment No. 9, dated February 16, 2022, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Island Branch, Alpine Securitization LTD., and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of March 10, 2017 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 23, 2022).

10.32#
Master Repurchase Agreement, dated August 25, 2020, by and between Barclays Bank PLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.32.1
Amendment No. 1, dated September 24, 2021, to the Master Repurchase Agreement, dated as of August 25, 2020, between Barclays Bank PLC, as purchaser and agent, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 29, 2021).

10.33#
Mortgage Loan Participation Purchase and Sale Agreement, dated August  25, 2020, by and between loanDepot.com, LLC and Barclay Bank PLC (incorporated herein by reference to Exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.33.1
Amendment No. 1, dated September 24, 2021, to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 25, 2020, between Barclays Bank PLC, as purchaser and agent, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 29, 2021).

10.34
Master Repurchase Agreement, dated June 3, 2016, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.1
First Amendment to Master Repurchase Agreement, dated October  17, 2016, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

Exhibit No.	Description
10.34.2
Second Amendment to Master Repurchase Agreement, dated February  28, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.3
Third Amendment to Master Repurchase Agreement, dated June  2, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.4
Fourth Amendment to Master Repurchase Agreement, dated August  31, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.5
Fifth Amendment to Master Repurchase Agreement, dated October  30, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.6
Sixth Amendment to Master Repurchase Agreement, dated November  10, 2017, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.7
Seventh Amendment to Master Repurchase Agreement, dated August  30, 2018, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.8
Eighth Amendment to Master Repurchase Agreement, dated October  15, 2018, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.9
Ninth Amendment to Master Repurchase Agreement, dated November  30, 2018, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.10
Tenth Amendment to Master Repurchase Agreement, dated April  30, 2019, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.11
Eleventh Amendment to Master Repurchase Agreement, dated August  9, 2019, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.12
Twelfth Amendment to Master Repurchase Agreement, dated October  14, 2019, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.13
Thirteenth Amendment to Master Repurchase Agreement, dated October  12, 2020, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.14
Fourteenth Amendment to Master Repurchase Agreement, dated November  12, 2020, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.35.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.15
Fifteenth Amendment to Master Repurchase Agreement, dated June 30, 2021, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2021).

10.34.16 *	Sixteenth Amendment to Master Repurchase Agreement, dated October 11, 2021, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N.A.
10.34.17
Seventeenth Amendment to Master Repurchase Agreement, dated December 10, 2021, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 14, 2021).

10.35
Mortgage Loan Participation Sale Agreement, dated August 15, 2016, by and between JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.36.1
Amendment No. 1 to Mortgage Loan Participation Sale Agreement, dated August  4, 2017, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.36.1 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

Exhibit No.	Description
10.36.2
Amendment No. 2 to Mortgage Loan Participation Sale Agreement, dated February  21, 2018, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.36.2 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.36.3
Amendment No. 3 to Mortgage Loan Participation Sale Agreement, dated August  10, 2018, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.36.3 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.36.4
Amendment No. 4 to Mortgage Loan Participation Sale Agreement, dated May  20, 2019, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.36.4 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.36.5
Amendment No. 5 to Mortgage Loan Participation Sale Agreement, dated December  30, 2019, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.36.5 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.36.6
Amendment No. 6 to Mortgage Loan Participation Sale Agreement, dated June  16, 2020, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.36.6 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.36.7
Amendment No. 7 to Mortgage Loan Participation Sale Agreement, dated October  9, 2020, by and between JPMorgan Chase Bank, N. A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.36.7 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.36.8
Amendment No. 8 to Mortgage Loan Participation Sale Agreement, dated October 8, 2021, by and between JPMorgan Chase Bank, N. A. and loanDepot.com. LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 14, 2022).

10.36.9
Amendment No. 9 to Mortgage Loan Participation Sale Agreement, dated January 22, 2022, by and between JPMorgan Chase Bank, N. A. and loanDepot.com. LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 3, 2022).

10.37
Master Repurchase Agreement dated May  14, 2019, by and between Mello Warehouse Securitization Trust 2019-1 and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.38
Indenture, dated May  14, 2019, by and between Mello Warehouse Securitization Trust 2019-1, loanDepot.com, LLC and U.S. bank National Association (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.39
Master Repurchase Agreement dated October 23, 2019, by and between Mello Warehouse Securitization Trust 2019-2 and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.40
Indenture, dated October  23, 2019, by and between Mello Warehouse Securitization Trust 2019-2, loanDepot.com, LLC and U.S. bank National Association (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.41
Master Repurchase Agreement dated October 26, 2020, by and between Mello Warehouse Securitization Trust 2020-1 and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.42
Indenture, dated October  26, 2020, by and between Mello Warehouse Securitization Trust 2020-1, loanDepot.com, LLC and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.43
Master Repurchase Agreement dated December 17, 2020, by and between Mello Warehouse Securitization Trust 2020-2 and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.44
Indenture, dated December  17, 2020, by and between Mello Warehouse Securitization Trust 2020-2, loanDepot.com, LLC and U.S. bank National Association (incorporated herein by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.45
Guaranty, dated December  17, 2020, by and between Warehouse Securitization Trust 2020-2, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.46
Master Repurchase Agreement dated November 25, 2019, by and between J.V.B. Financial Group, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

Exhibit No.	Description
10.47#
Mortgage Warehouse Agreement, dated January 6, 2020, by and between loanDepot.com, LLC and Texas Capital Bank, N. A. (incorporated herein by reference to Exhibit 10.47 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.48
Indenture, dated September 24, 2020, by and between LoanDepot Agency Receivables Trust and loanDepot.com LLC (incorporated herein by reference to Exhibit 10.48 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.48.1#
Amendment No.  1 to Base Indenture and to Series 2020-VF1 Indenture Supplement, dated October 28, 2020, between LoanDepot Agency Receivables Trust, loanDepot.com LLC and JPMorgan Chase bank, N.A. (incorporated herein by reference to Exhibit 10.48.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.49
Series 2020-VF1 Indenture Supplement to Indenture, dated September  24, 2020, by and between LoanDepot Agency Receivables Trust, loanDepot.com LLC and JPMorgan Chase bank, N.A. (incorporated herein by reference to Exhibit 10.49 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.49.1
Amendment No. 2 to Series 2020-VF1 Indenture Supplement, dated as of September 23, 2021, by and among loanDepot Agency Advance Receivables Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent, custodian and securities intermediary, loanDepot.com, LLC, as servicer and administrator, JPMorgan Chase Bank, N.A., as administrative agent, and consented to by JPMorgan, as noteholder of the Series 2020-VF1 Variable Funding Notes (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 29, 2021).

10.49.2
Amendment No. 2 to Base Indenture and Amendment No. 3 to Series 2020-VF1 Indenture Supplement, dated as of February 14, 2022, by and among loanDepot Agency Advance Receivables Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent, custodian and securities intermediary, loanDepot.com, LLC, as servicer and administrator, JPMorgan Chase Bank, N.A., as administrative agent, and consented to by JPMorgan Chase Bank, N.A., as noteholder of the Series 2020-VF1 Variable Funding Notes (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 16, 2022).

10.50
Master Repurchase Agreement dated as of April 23, 2021, by and between loanDepot.com, LLC and Mello Warehouse Securitization Trust 2021-2 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.50.1
Guaranty dated as of April 23, 2021, by LD Holdings Group LLC in favor of Mello Warehouse Securitization Trust 2021-2 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.51#
Master Repurchase Agreement and Securities Contract, dated September 23, 2021, by and among Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and loanDepot.com, LLC a Delaware limited liability company.

10.51.1*#	Amendment 1 dated October 8, 2021 to Master Repurchase Agreement and Securities Contract by and between loanDepot.com, LLC and Bank of Montreal.
10.52#
Amended and Restated Master Repurchase Agreement, dated as of November 15, 2021, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as a buyer, Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 19, 2021).

10.53#
Second Amended and Restated Master Repurchase Agreement dated as of November 15, 2021, by and among loanDepot GMSR Master Trust, as buyer, loanDepot.com, LLC, as seller, and consented to by Citibank, N.A., as indenture trustee, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Credit Suisse AG, Cayman Islands Branch, as noteholder of the Outstanding VFNs (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 19, 2021).

10.53.1
Amendment No. 1 to the Second Amended and Restated Master Repurchase Agreement dated as of February 10, 2022, by and among loanDepot GMSR Master Trust, as buyer, loanDepot.com, LLC, as seller, and consented to by Citibank, N.A., as indenture trustee, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and Credit Suisse AG, Cayman Islands Branch, as noteholder of the Outstanding VFNs (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 16, 2022).

Exhibit No.	Description
10.53.2#
Amended and Restated Master Repurchase Agreement dated as of November 15, 2021, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, Cayman Islands Branch, as buyer, and loanDepot.com, LLC, as seller, with respect to loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2017-VF1 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed November 19, 2021).

10.53.3#
Master Repurchase Agreement, dated as of November 15, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, Cayman Islands Branch, as buyer, and loanDepot.com, LLC, as seller, with respect to loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2021-SAVF1 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed November 19, 2021).

10.53.4#
Omnibus Amendment No. 1 to Repurchase Agreements, dated as of February 10, 2022, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, Cayman Islands Branch, as buyer, and loanDepot.com, LLC, as seller, with respect to the Amended and Restated Master Repurchase Agreement, dated as of November 15, 2021 relating to the loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2017-VF1 and the Master Repurchase Agreement, dated as of November 15, 2021 relating to the loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2021-SAVF1 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 16, 2022).

10.53.5#
Master Repurchase Agreement, dated as of February 10, 2022, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, Cayman Islands Branch, as buyer, and loanDepot.com, LLC, as seller, with respect to loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2021-PIAVF1 (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed February 16, 2022).

10.54#
Second Amended and Restated Base Indenture dated as of November 15, 2021, by and among loanDepot GMSR Master Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and Pentalpha Surveillance LLC, as credit manager. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 19, 2021).

10.54.1#
Amendment No.1 to the Second Amended and Restated Base Indenture dated as of February 10, 2022, by and among loanDepot GMSR Master Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, loanDepot.com, LLC, as servicer and administrator, and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 16, 2022).

10.54.2#
Series 2017-MBSADVI Indenture Supplement, dated as of August 11, 2017, by and among loanDepot GMSR Master Trust, Citibank, N.A., as trustee, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Pentalpha Surveillance LLC, as Credit Manager (incorporated herein by reference to Exhibit 10.25.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.54.3#
Series 2018-GT1 Indenture Supplement, dated as of October 31, 2018, by and among loanDepot GMSR Master Trust, Citibank, N.A., as trustee, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Pentalpha Surveillance LLC, as Credit Manager (incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.54.4#
Amended and Restated Series 2017-VF1 Indenture Supplement, dated as of November 15, 2021, to Second Amended and Restated Base Indenture, dated as of November 15, 2021, MSR Collateralized Notes, Series 2017-VF1, by and among loanDepot GMSR Master Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed November 19, 2021).

Exhibit No.	Description
10.54.5#
Omnibus Amendment No. 1 to Indenture Supplements, dated as of February 10, 2022, by and among loanDepot GMSR Master Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, loanDepot.com, LLC, as servicer and administrator, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and Credit Suisse AG, Cayman Islands Branch, as noteholder of the Outstanding VFNs, with respect to the Amended and Restated Series 2017-VF1 Indenture Supplement, dated as of November 15, 2021, the Series 2021-PIAVF1 Indenture Supplement, dated as of November 15, 2021, the Series 2021-SAVF1 Indenture Supplement, dated as of November 15, 2021, and the Series 2017-MBSADV1 Indenture Supplement, dated as of August 11, 2017 (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed February 16, 2022).

10.54.6#
Series 2021-PIAVF1 Indenture Supplement, dated as of November 15, 2021, to the Second Amended and Restated Base Indenture, dated as of November 15, 2021, MSR Collateralized Notes, Series 2021-PIAVF1, by and among loanDepot GMSR Master Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, loanDepot.com, LLC, as servicer and administrator, and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed November 19, 2021).

10.54.7#
Series 2021-SAVF1 Indenture Supplement, dated as of November 15, 2021, to the Second Amended and Restated Base Indenture, dated as of November 15, 2021, MSR Collateralized Notes, Series 2021-SAVVF1, by and among loanDepot GMSR Master Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, loanDepot.com, LLC, as servicer and administrator, and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed November 19, 2021).

10.55#
Second Amended and Restated GMSR Participation Agreement, dated as of November 15, 2021, by and between loanDepot.com, LLC, as the Company, and loanDepot.com, LLC, as the Initial Participant (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed November 19, 2021).

10.56#
Credit and Security Agreement, dated as of December 22, 2021, among loanDepot.com, LLC, as borrower, Signature Bank, as administrative agent, and Signature Bank and the Lenders, as lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 28, 2021).

10.57#
Credit Agreement, dated as of January 28, 2022, by and among loanDepot.com, LLC, as borrower, Goldman Sachs Bank USA, as Administrative Agent for the financial institutions that may from time to time become parties as Lenders, and the Lenders, as defined in the agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 3, 2022).

10.58	Form Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.50 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).
10.59	Form Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.51 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).
10.60	Form Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.52 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).
10.61	Form Stock Appreciation Rights Agreement (incorporated herein by reference to Exhibit 10.53 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).
21.1*	List of Subsidiaries of loanDepot, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	XBRL Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit No.	Description
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* filed herewith
# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 18, 2022.

LOANDEPOT, INC.

By:	/s/ Anthony Hsieh
Name:	Anthony Hsieh
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of March 18, 2022.

Signature	Title

/s/ Anthony Hsieh	Chief Executive Officer and Chairman of the Board of Directors
Anthony Hsieh	(Principal Executive Officer)

/s/ Patrick Flanagan	Chief Financial Officer
Patrick Flanagan	(Principal Financial Officer)

/s/ Nicole Carrillo	Chief Accounting Officer
Nicole Carrillo	(Principal Accounting Officer)

/s/ John C. Dorman	Director
John C. Dorman

/s/ Dawn Lepore	Director
Dawn Lepore

/s/ Brian P. Golson	Director
Brian P. Golson

/s/ Andrew C. Dodson	Director
Andrew C. Dodson

/s/ Mike Linton	Director
Mike Linton

/s/ Pamela Hughes Patenaude	Director
Pamela Hughes Patenaude