Form 10-Q
period 2022-03-31
loanDepot, Inc.
filed 2022-05-13
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2022, 62,612,079 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 152,073,819 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

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

Important factors that could cause actual results to differ materially from our expectations are included in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A "Risk Factors" in this report as well as Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$554,135	$419,571
Restricted cash	153,700	201,025
Accounts receivable, net	115,976	56,183
Loans held for sale, at fair value (includes $2,210,984 and $2,557,490 pledged to creditors in securitization trusts at March 31, 2022 and December 31, 2021, respectively)	6,558,668	8,136,817
Derivative assets, at fair value	351,097	194,665
Servicing rights, at fair value (includes $433,148 and $400,678 pledged to creditors in securitization trusts at March 31, 2022 and December 31, 2021, respectively)	2,086,022	2,006,712
Trading securities, at fair value	93,466	72,874
Property and equipment, net	108,135	104,262
Operating lease right-of-use assets	52,818	55,646
Prepaid expenses and other assets	116,338	140,315
Loans eligible for repurchase	389,140	363,373
Investments in joint ventures	18,559	18,553
Goodwill and intangible assets, net	42,194	42,317
Total assets	$10,640,248	$11,812,313
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$5,806,907	$7,457,199
Accounts payable, accrued expenses and other liabilities	804,405	624,444
Derivative liabilities, at fair value	113,366	37,797
Liability for loans eligible for repurchase	389,140	363,373
Operating lease liability	67,681	71,932
Debt obligations, net	1,947,580	1,628,208
Total liabilities	9,129,079	10,182,953
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 45,232,624 and 38,060,302 issued at March 31, 2022 and December 31, 2021, respectively	$45	$38
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at March 31, 2022 and December 31, 2021, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 170,690,888 and 172,729,168 issued at March 31, 2022 and December 31, 2021, respectively	171	173
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 100,822,084 issued at March 31, 2022 and December 31, 2021, respectively	97	101
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at March 31, 2022 and December 31, 2021, respectively	—	—
Treasury stock at cost, 1,632,206 and 1,593,366 shares at March 31, 2022 and December 31, 2021, respectively	(13,015)	(12,852)
Additional paid-in capital	656,267	565,073
Retained deficit	(77,151)	(28,976)
Noncontrolling interest	944,755	1,105,803
Total equity	1,511,169	1,629,360
Total liabilities and equity	$10,640,248	$11,812,313
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Interest income	$52,965	$54,730
Interest expense	(39,889)	(53,497)
Net interest income	13,076	1,233

Gain on origination and sale of loans, net	363,131	1,133,575
Origination income, net	59,073	101,599
Servicing fee income	111,059	82,568
Change in fair value of servicing rights, net	(68,383)	(43,635)
Other income	25,355	40,668
Total net revenues	503,311	1,316,008

EXPENSES:
Personnel expense	345,993	603,735
Marketing and advertising expense	101,513	109,626
Direct origination expense	53,157	46,976
General and administrative expense	49,748	51,317
Occupancy expense	9,396	9,988
Depreciation and amortization	10,545	8,454
Servicing expense	21,511	26,611
Other interest expense	14,393	13,171
Total expenses	606,256	869,878

(Loss) income before income taxes	(102,945)	446,130
Income tax (benefit) expense	(11,627)	18,277
Net (loss) income	(91,318)	427,853
Net (loss) income attributable to noncontrolling interests	(56,577)	382,978
Net (loss) income attributable to loanDepot, Inc.	$(34,741)	$44,875

(Loss) earnings per share:
Basic	$(0.25)	$0.36
Diluted	$(0.25)	$0.36

Weighted average shares outstanding:
Basic	139,007,890	125,772,797
Diluted	139,007,890	125,772,797

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock issued			Common stock $			Treasury Shares	Additional paid-in capital	Retained Earnings (Deficit)	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2020	—	—	—	$—	$—	$—	$—	$—	$—	$1,656,613	$1,656,613
Distributions prior to the Reorganization	—	—	—	—	—	—	—	—	—	(160,617)	(160,617)
Equity compensation prior to the Reorganization	—	—	—	—	—	—	—	—	—	338	338
Net income prior to the Reorganization	—	—	—	—	—	—	—	—	—	294,598	294,598
Deferred taxes and other tax adjustments associated with the Reorganization and IPO	—	—	—	—	—	—	—	(203,741)	—	—	(203,741)
Effect of the Reorganization	2,215,687	181,789,329	121,368,600	2	182	121	—	740,629	—	(740,934)	—
Effect of the IPO	3,850,000	(2,394,000)	(1,456,000)	4	(2)	(2)	—		—	—	—
Effect of the Greenshoe	577,500	(359,100)	(218,400)	1	(1)	—	—	—	—	—	—
Vested Class C shares	—	709,961	—	—	1	—	—	(1)			—
Stock-based compensation	—	—	—	—	—	—	—	24,607	—	34,872	59,479
Distributions for state taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(2,463)	(3,504)	(5,967)
Net income subsequent to the Reorganization and IPO	—	—	—	—	—	—	—	—	44,875	88,380	133,255
Balance at March 31, 2021	6,643,187	179,746,190	119,694,200	$7	$180	$119	$—	$561,494	$42,412	$1,169,746	$1,773,958
Balance at December 31, 2021	36,466,936	172,729,168	100,822,084	$38	$173	$101	$(12,852)	$565,073	$(28,976)	$1,105,803	$1,629,360
Deferred taxes and other tax adjustments associated with the Reorganization and IPO	—	—	—	—	—	—	—	681	—	—	681
Net issuance of common stock under stock-based compensation plans	7,133,482	(2,038,280)	(3,795,413)	7	(2)	(4)	(163)	89,479	—	(89,479)	(162)
Dividends to Class A and Class D shareholders ($0.08 per share)	—	—	—	—	—	—	—	—	(5,310)	(6,442)	(11,752)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(6,338)	(7,665)	(14,003)
Stock-based compensation	—	—	—	—	—	—	—	1,034	—	1,275	2,309
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(1,786)	(2,160)	(3,946)
Net income	—	—	—	—	—	—	—	—	(34,741)	(56,577)	(91,318)
Balance at March 31, 2022	43,600,418	170,690,888	97,026,671	$45	$171	$97	$(13,015)	$656,267	$(77,151)	$944,755	$1,511,169
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(91,318)	$427,853
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	10,545	8,454
Amortization of operating lease right-of-use asset	5,597	5,895
Amortization of debt issuance costs	4,195	2,685
Gain on origination and sale of loans	(442,771)	(990,904)
(Gain) loss on sale of servicing rights	(20,134)	39
Fair value change in trading securities	7,592	—
Provision for loss obligation on sold loans and servicing rights	23,347	857
Increase in provision for deferred income taxes	(14,269)	203,892
Fair value change in derivative assets	(63,176)	(92,879)
Fair value change in derivative liabilities	75,569	(72,980)
Premium paid on derivatives	(93,256)	(19,700)
Fair value change in loans held for sale	225,137	178,844
Fair value change in servicing rights	(121,874)	(112,917)
Stock-based compensation expense	2,309	59,817
Originations of loans	(21,373,625)	(41,401,575)
Proceeds from sales of loans	22,948,300	40,380,774
Proceeds from principal payments	60,287	23,300
Payments to investors for loan repurchases	(141,146)	(556,870)
Gain on extinguishment of debt	(10,528)	—
Disbursements from joint ventures	922	819
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	156,736	76,795
Net cash provided by (used in) operating activities	1,148,439	(1,877,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,295)	(14,163)
Proceeds from sale of servicing rights	303,777	635
Cash flows received on trading securities	1,894	—
Investments in joint ventures	(350)	—
Return of capital from joint ventures	—	189
Net cash flows provided by (used in) investing activities	291,026	(13,339)

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse lines of credit	$24,542,427	$45,606,028
Repayment of borrowings on warehouse lines of credit	(26,192,719)	(43,874,006)
Proceeds from debt obligations	1,131,952	776,743
Payments on debt obligations	(800,092)	(175,935)
Payments of debt issuance costs	(3,402)	(11,260)
Payments on financing lease obligation	—	(689)
Treasury stock purchased to net settle and withhold taxes on vested shares	(162)	—
Dividends and shareholder distributions	(30,230)	(166,584)
Net cash (used in) provided by financing activities	(1,352,226)	2,154,297

Net change in cash and cash equivalents and restricted cash	87,239	263,157

Cash and cash equivalents and restricted cash at beginning of the period	620,596	488,689

Cash and cash equivalents and restricted cash at end of the period	$707,835	$751,846

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$51,080	$49,901
Income taxes	5,858	3

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$2,768	$2,669
Trading securities retained in securitizations	30,076	—
Purchase of equipment under financing leases	—	168

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS, PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

Nature of Operations

loanDepot, Inc. was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings Group, LLC (“LD Holdings”) and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” loanDepot, Inc. is a holding company and its sole material asset is its equity interest in LD Holdings. As of March 31, 2022 the consolidated subsidiaries of LD Holdings included loanDepot.com, LLC, (“LDLLC”), Artemis Management, LLC (“ART”), LD Settlement Services, LLC (“LDSS”), mello Holdings, LLC (“Mello”), and mello Credit Strategies LLC (“MCS”). Unless otherwise noted or indicated by the context, the term, the “Company,” refers (1) prior to the consummation of the IPO to LD Holdings and its consolidated subsidiaries, and (2) after the IPO to loanDepot, Inc. and its consolidated subsidiaries, including LD Holdings.

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

Summary of Significant Accounting Policies

Our accounting policies are described below and in Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2021 Form 10-K.

Consolidation and Basis of Presentation

The Company's consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as codified in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).

ASC 250 requires that a change in the reporting entity or the consummation of a transaction accounted for in a manner similar to a pooling of interests, i.e., a reorganization of entities under common control, be retrospectively applied to the financial statements of all prior periods when the financial statements are issued for a period that includes the date the change in reporting entity or the transaction occurred. Prior to the IPO, the Company completed a reorganization where LLC units in LD Holdings held by certain members (“Continuing LLC Members) were exchanged on a one-for-one basis for Class A holding units (“Holdco Units”) and Class C common stock. LD Holdings continues to be a holding company and has no material assets other than its equity interests in its direct subsidiaries consisting of a 99.99% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, Mello, and MCS. As a result of the IPO and reorganization, loanDepot, Inc. became a holding company, its sole material asset is its equity interest in LD Holdings and as the sole managing member of LD Holdings, loanDepot, Inc. indirectly operates and controls all of LD Holdings’ business and affairs. The IPO and reorganization were considered transactions between entities under common control. The financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc, and the consolidated net earnings or loss are allocated to the noncontrolling interest to reflect the entitlement of the Continuing LLC Members.

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

Certain items in prior periods were reclassified to conform to the current presentation. Gain on the origination and sale of loans, net for the three months ended March 31, 2021, was adjusted to exclude the change in fair value of forward sale contracts, including pair offs hedging MSRs, which are now included in the change in fair value of servicing rights, net on the consolidated statements of operations. During the second quarter of 2021, the Company determined that this change would more appropriately reflect the hedged item and better align with industry practice. Gain on origination and sale of loans, net and change in fair value of servicing rights, net, in the current and prior periods along with the related financial statement disclosures were adjusted to reflect this reclassification in all reports that were issued after the first quarter of 2021.

To conform to the current period presentation, servicing expense on the consolidated statements of operations includes subservicing expense and in-house servicing expense.

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 25% of total loan originations for the three months ended March 31, 2022.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 36%, 29%, and 16% of the Company’s loan sales for the three months ended March 31, 2022. No other investors accounted for more than 5% of the loan sales for the three months ended March 31, 2022.

The Company funds loans through warehouse lines of credit. As of March 31, 2022, 18% and 13% of the Company's warehouse lines were payable to two separate lenders.

NOTE 2 – FAIR VALUE

The Company's consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. Refer to Note 1 - Description of Business, Presentation and Summary of Significant Accounting Policies in the 2021 Form 10-K for information on the fair value hierarchy, valuation methodologies, and key inputs used to measure financial assets and liabilities recorded at fair value, as well as methods and assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	March 31, 2022
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$554,135	$554,135	$—	$—
Restricted cash	153,700	153,700	—	—
Loans held for sale, at fair value	6,558,668	—	6,558,668	—
Derivative assets, at fair value	351,097	—	272,802	78,295
Servicing rights, at fair value	2,086,022	—	—	2,086,022
Trading securities, at fair value	93,466	—	93,466	—
Loans eligible for repurchase	389,140	—	389,140	—

Liabilities
Warehouse and other lines of credit	$5,806,907	$—	$5,806,907	$—
Derivative liabilities, at fair value	113,366	47,071	—	66,295
Servicing rights, at fair value	7,835	—	—	7,835
Debt obligations:
Secured credit facilities	337,260	—	340,269	—
Other secured financings	421,303	—	422,930	—
Term Notes	199,290	—	200,000	—
Senior Notes	989,727	—	919,780	—
Liability for loans eligible for repurchase	389,140	—	389,140	—

	December 31, 2021
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$419,571	$419,571	$—	$—
Restricted cash	201,025	201,025	—	—
Loans held for sale, at fair value	8,136,817	—	8,136,817	—
Derivative assets, at fair value	194,665	4,924	5,358	184,383
Servicing rights, at fair value	2,006,712	—	—	2,006,712
Trading securities, at fair value	72,874	—	72,874	—
Loans eligible for repurchase	363,373	—	363,373	—

Liabilities
Warehouse and other lines of credit	$7,457,199	$—	$7,457,199	$—
Derivative liabilities, at fair value	37,797	31,070	2,964	3,763
Servicing rights, at fair value	7,310	—	—	7,310
Debt obligations:
Secured credit facilities	343,759	—	345,596	—
Term Notes	199,133	—	200,000	—
Senior Notes	1,085,316	—	1,057,977	—
Liability for loans eligible for repurchase	363,373	—	363,373	—

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	March 31, 2022
	Recurring Fair Value Measurements of Assets and Liabilities Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$6,558,668	$—	$6,558,668
Trading securities	—	93,466	—	93,466
Derivative assets:
Interest rate lock commitments	—	—	78,295	78,295
Forward sale contracts	—	272,802	—	272,802
Servicing rights	—	—	2,086,022	2,086,022
Total assets at fair value	$—	$6,924,936	$2,164,317	$9,089,253
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$66,295	$66,295
Interest rate swap futures	1,528	—	—	1,528
Put options on treasuries	45,543	—	—	45,543
Servicing rights	—	—	7,835	7,835
Total liabilities at fair value	$47,071	$—	$74,130	$121,201

	December 31, 2021
	Recurring Fair Value Measurements of Assets and Liabilities Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$8,136,817	$—	$8,136,817
Trading securities	—	72,874	—	72,874
Derivative assets:
Interest rate lock commitments	—	—	184,383	184,383
Forward sale contracts	—	5,358	—	5,358
Interest rate swap futures	4,924	—	—	4,924
Servicing rights	—	—	2,006,712	2,006,712
Total assets at fair value	$4,924	$8,215,049	$2,191,095	$10,411,068
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$3,763	$3,763
Forward sale contracts	—	2,964	—	2,964
Put options on treasuries	31,070	—	—	31,070
Servicing rights	—	—	7,310	7,310
Total liabilities at fair value	$31,070	$2,964	$11,073	$45,107

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2022
	IRLCs, net	Servicing Rights, net

Balance at beginning of period	$180,620	$1,999,402
Total net gains or losses included in earnings (realized and unrealized)	142,958	411,768
Sales and settlements
Sales		(332,983)
Settlements (1)	(232,922)	—
Transfers of IRLCs to closed loans	(78,656)	—
Balance at end of period	$12,000	$2,078,187
(1)Funded amount for IRLCs.

	Three Months Ended March 31, 2021
	IRLCs, net	Servicing Rights, net

Balance at beginning of period	$647,045	$1,124,302
Total net gains or losses included in earnings (realized and unrealized)	388,548	642,421
Sales and settlements
Sales	—	(635)
Settlements (1)	(593,703)	—
Transfers of IRLCs to closed loans	(195,112)	—
Balance at end of period	$246,778	$1,766,088
(1)Funded amount for IRLCs.

The following presents the gains and losses included in earnings relating to the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2022
	IRLCs, net (1)	Servicing Rights, net(2)

Total net (losses) gains included in earnings	$(168,620)	$411,768

Change in unrealized gains relating to assets and liabilities still held at period end	$12,000	$408,140

(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $269.8 million in gains included in gain on origination and sale of loans, net and $142.0 million of gains included in change in fair value of servicing rights, net, for the three months ended March 31, 2022.

	Three Months Ended March 31, 2021
	IRLCs, net (1)	Servicing Rights, net(2)

Total net (losses) gains included in earnings	$(400,267)	$642,421

Change in unrealized gains relating to assets and liabilities still held at period end	$246,778	$741,791
(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $529.5 million in gains included in gain on origination and sale of loans, net and $112.9 million in gains included in change in fair value of servicing rights, net, for the three months ended March 31, 2021.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	March 31, 2022				December 31, 2021
Unobservable Input	Range of inputs			Weighted Average (2)	Range of inputs			Weighted Average (2)
IRLCs:
Pull-through rate	6.7%	-	99.9%	79.6%	0.3%	-	99.3%	74.2%

Servicing rights
Discount rate(1)	4.2%	-	10.3%	5.8%	4.5%	-	9.0%	5.8%
Prepayment rate(1)	6.1%	-	16.8%	8.1%	8.4%	-	18.7%	10.2%
Cost to service (per loan)	$64	-	$133	$83	$70	-	$114	$82
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of March 31, 2022 or December 31, 2021.

Financial Statement Items Measured at Amortized Cost

Warehouse lines - The Company’s warehouse lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, other secured financings, Term Notes, and Senior Notes. The Company’s secured credit facilities, other secured financings, and Term Notes accrue interest at a stated rate of 30-day or 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of March 31, 2022 and December 31, 2021. Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 were estimated using the quoted market prices at March 31, 2022. The debt obligations are classified as Level 2 in the fair value hierarchy.

NOTE 3 – BALANCE SHEET NETTING

Certain derivatives, loan warehouse and repurchase agreements are subject to master netting arrangements or similar agreements. In certain circumstances the Company may elect to present certain financial assets, liabilities, and related collateral subject to master netting arrangements in a net position on the consolidated balance sheets.

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. Warehouse lines and secured debt obligations were secured by sufficient collateral with fair value that exceeded the liability amount recorded on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$376,695	$(103,893)	$272,802	$—	$(185,041)	$87,761
Total Assets	$376,695	$(103,893)	$272,802	$—	$(185,041)	$87,761

Liabilities:
Forward sale contracts	$103,893	$(103,893)	$—	$—	$—	$—
Put options on treasuries	45,543	—	45,543	—	—	45,543
Interest rate swap futures	1,528	—	1,528	—	—	1,528
Warehouse lines of credit	5,806,907	—	5,806,907	(5,806,907)	—	—
Secured debt obligations (1)	965,449	—	965,449	(965,449)	—	—
Total Liabilities	$6,923,320	$(103,893)	$6,819,427	$(6,772,356)	$—	$47,071
(1)Secured debt obligations as of March 31, 2022 included secured credit facilities, other secured financings, and Term Notes.

	December 31, 2021
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$29,497	$(24,139)	$5,358	$—	$(1,447)	$3,911
Interest rate swap futures	4,924	—	4,924	—	—	4,924
Total Assets	$34,421	$(24,139)	$10,282	$—	$(1,447)	$8,835

Liabilities:
Forward sale contracts	$27,103	$(24,139)	$2,964	$—	$(1,736)	$1,228
Put options on treasuries	31,070	—	31,070	—	—	31,070
Warehouse lines of credit	7,457,199	—	7,457,199	(7,457,199)	—	—
Secured debt obligations (1)	545,596	—	545,596	(545,596)	—	—
Total Liabilities	$8,060,968	$(24,139)	$8,036,829	$(8,002,795)	$(1,736)	$32,298
(1)Secured debt obligations as of December 31, 2021 included secured credit facilities and Term Notes.
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

NOTE 4 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type of loan as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Conforming - fixed	$4,074,157	62%	$4,881,222	61%
Conforming - ARM	216,503	3	351,408	4
Government - fixed	1,262,582	19	1,156,890	15
Government - ARM	30,831	—	10,906	—
Other - residential mortgage loans	1,040,272	16	1,576,858	20
Consumer loans	1,881	—	1,942	—
	6,626,226	100%	7,979,226	100%
Fair value adjustment	(67,558)		157,591
Total	$6,558,668		$8,136,817

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$8,136,817	$6,955,424
Origination and purchase of loans	21,373,625	41,401,575
Sales	(22,805,365)	(39,919,413)
Repurchases	139,015	552,314
Principal payments	(60,287)	(23,300)
Fair value loss	(225,137)	(178,844)
Balance at end of period	$6,558,668	$8,787,756

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended March 31,
	2022	2021
(Discount) premium from loan sales	$(236,096)	$470,572
Servicing rights	269,760	529,544
Unrealized gains from derivative assets and liabilities	158,743	328,322
Realized gains from derivative assets and liabilities	349,040	99,636
Discount points, rebates and lender paid costs	60,067	(114,855)
Fair value loss	(225,137)	(178,844)
Provision for loan loss obligation for loans sold	(13,246)	(800)
Total gain on origination and sale of loans, net	$363,131	$1,133,575

The Company had $42.8 million and $28.8 million of loans held for sale on non-accrual status as of March 31, 2022 and December 31, 2021, respectively.

NOTE 5 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	March 31, 2022	December 31, 2021
Conventional	$116,922,133	$127,270,097
Government	36,463,684	34,842,868
Total servicing portfolio	$153,385,817	$162,112,965
A summary of the unpaid principal balance underlying servicing rights is as follows:

	March 31, 2022	December 31, 2021
Current loans	$151,624,478	$160,302,966
Loans 30 - 89 days delinquent	514,200	504,467
Loans 90 or more days delinquent or in foreclosure	1,247,139	1,305,532
Total servicing portfolio (1)	$153,385,817	$162,112,965
(1)At March 31, 2022 and December 31, 2021 0.6% of the servicing portfolio was in forbearance as a result of payment relief efforts afforded to borrowers as a result of the Coronavirus Aid, Relief, and Economic Security Act and other regulatory guidance.

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$1,999,402	$1,124,302
Additions	269,760	529,543
Sales proceeds, net	(312,849)	(674)
Changes in fair value:
Due to changes in valuation inputs or assumptions	198,996	231,023
Other changes in fair value (1)	(77,122)	(118,106)
Balance at end of period	$2,078,187	$1,766,088
(1)Other changes in fair value includes fall out and decay from loan payoffs and principal amortization.

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Contractual servicing fees	$108,826	$79,571
Late, ancillary and other fees	2,233	2,997
Servicing fee income	$111,059	$82,568

The following is a summary of the components of changes in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Changes in fair value:
Due to changes in valuation inputs or assumptions	$198,996	$231,023
Other changes in fair value (1)	(77,122)	(118,106)
Realized gains (losses) on sales of servicing rights	10,034	(97)
Net loss from derivatives hedging servicing rights	(200,291)	(156,455)
Changes in fair value of servicing rights, net	$(68,383)	$(43,635)
(1) Other changes in fair value includes fall out and decay from loan payoffs and principal amortization.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	March 31, 2022	December 31, 2021
Fair Value of Servicing Rights, net	$2,078,187	$1,999,402
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(83,963)	(85,066)
Increase 2%	(162,469)	(163,255)
Cost of Servicing:
Increase 10%	(20,114)	(20,843)
Increase 20%	(40,403)	(41,727)
Prepayment Speed:
Increase 10%	(46,009)	(76,532)
Increase 20%	(90,211)	(148,556)

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives instruments utilized by the Company primarily include interest rate lock commitments, forward sale contracts, MBS put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies and Note 2- Fair Value for further details on derivatives in the 2021 Form 10-K.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
March 31, 2022:
Interest rate lock commitments	$6,594,828	Derivative asset, at fair value	$78,295	$—
Interest rate lock commitments	4,926,107	Derivative liabilities, at fair value	—	66,295

Forward sale contracts	32,877,196	Derivative asset, at fair value	272,802	—
Forward sale contracts	—	Derivative liabilities, at fair value	—	—

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	10,250	Derivative liabilities, at fair value	—	45,543

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	7,217	Derivative liabilities, at fair value	—	1,528
		Total derivative financial instruments	$351,097	$113,366

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2021:
Interest rate lock commitments	$11,530,721	Derivative asset, at fair value	$184,383	$—
Interest rate lock commitments	1,125,911	Derivative liabilities, at fair value	—	3,763

Forward sale contracts	19,482,705	Derivative asset, at fair value	5,358	—
Forward sale contracts	13,171,462	Derivative liabilities, at fair value	—	2,964

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	16,980	Derivative liabilities, at fair value	—	31,070

Interest rate swap futures	2,640	Derivative asset, at fair value	4,924	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$194,665	$37,797

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended March 31,
Derivative instrument	Statements of Operations Location	2022	2021
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(168,620)	$(400,267)
Forward sale contracts	Gain on origination and sale of loans, net	664,519	824,346
Interest rate swap futures	Gain on origination and sale of loans, net	(33,682)	(29,991)
Put options	Gain on origination and sale of loans, net	45,566	33,870
Forward sale contracts	Change in fair value of servicing rights, net	(74,227)	(112,930)
Interest rate swap futures	Change in fair value of servicing rights, net	(126,663)	(41,016)
Put options	Change in fair value of servicing rights, net	599	(2,511)
Total realized and unrealized gains on derivative financial instruments		$307,492	$271,501

NOTE 7 – VARIABLE INTEREST ENTITIES

The determination of whether the assets and liabilities of the VIEs are consolidated in the consolidated balance sheets or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement, if any, with the VIE. The Company is deemed the primary beneficiary and therefore consolidates VIEs for which it has both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) benefits, as defined, from the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. The Company did not provide any non-contractual financial support to VIEs for the three months ended March 31, 2022 and year ended December 31, 2021.

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

The Company is involved in several types of securitization and financing transactions that utilize special purpose entities (“SPEs”). The Company’s principal use of SPEs is to obtain liquidity by securitizing certain of its financial and non-financial assets. SPEs involved in the Company’s securitization and other financing transactions are often considered VIEs.

The Company consolidates warehouse securitization facilities that finance mortgage loans held for sale, and SPEs established as trusts to finance mortgage servicing rights and servicing advance receivables. The Company sells assets to a securitization or trust, which issues beneficial interests which are collateralized by the transferred assets and entitle the investors to specified cash flows generated therefrom. The Company may retain beneficial interests in the assets sold. The Company’s economic exposure to loss from outstanding third-party financing is generally limited to the carrying value of the assets financed. The Company has retained risks in the warehouse securitizations including customary representations and warranties. For warehouse securitization facilities, the Company, as seller, has an option to prepay and to redeem outstanding classes of issued notes at the Company’s discretion after a set time period has elapsed. The Company generally has discretion regarding when or if it will exercise these options, but would do so only when it was in the Company’s best interest. The Company’s exposure to these entities is primarily through its role as seller, servicer, and administrator. Servicing functions include, but are not limited to, general collection activity on current and noncurrent accounts, loss mitigation efforts including repossession and sale of collateral, as well as preparing and furnishing statements. The Company also holds certain conditional repurchase options specific to warehouse securitizations that allow it to repurchase assets from the securitization entity.

The Company sells mortgage loans to investors through private label securitizations which are accounted for either as sales or secured borrowings. The Company may retain economic interests in the securitized and sold assets, which are generally retained in the form of senior or subordinated interests, residual interests, and/or servicing rights. The Company evaluates its interests in each private label securitization for classification as a VIE. The Company accounts for a securitization as a sale when it has relinquished control over the transferred financial assets and does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns. The Company has an option to exercise a cleanup call to purchase the remaining mortgage loans and any trust property when the remaining aggregate principal balance is less than 10% of the initial aggregate principal balance. The Company completed a private label securitization in the first quarter of 2022 and determined it was the primary beneficiary of the VIE as it retained subordinate interests that expose the Company to more than an insignificant amount of expected losses. The Company consolidated the securitization and accounted for the transaction as a secured borrowing reported in debt obligations, net on the consolidated balance sheets. Refer to Note 9-Debt obligations - Other Secured Financings for further information.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s securitization and SPE VIEs

	March 31, 2022	December 31, 2021
Assets
Loans held for sale, at fair value	$2,210,984	$2,557,490
Restricted cash	31,429	100,494
Servicing rights, at fair value	433,148	400,678
Prepaid expenses and other assets	34,270	17,756
	$2,709,831	$3,076,418

Liabilities
Warehouse and other lines of credit	$1,800,000	$2,600,000
Debt obligations, net:
MSR Facilities	18,987	15,000
Servicing advance facilities	29,569	15,070
Term notes	199,290	199,133
Other secured financings	421,303	—
	$2,469,149	$2,829,203

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	March 31, 2022
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$93,466	$—	$93,466	$1,984,088
Investments in joint ventures	18,559	—	18,559	13,541
	$112,025	$—	$112,025

	December 31, 2021
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$72,874	$—	$72,874	$1,424,857
Investments in joint ventures	18,553	—	18,553	20,783
	$91,427	$—	$91,427

Retained interests

The Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The carrying value of retained interests is included within trading securities, at fair value on the consolidated balance sheets. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. As of March 31, 2022, the remaining principal balance of loans transferred was $2.0 billion and no loans were 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $2.0 million for the three months ended March 31, 2022, and $2.2 million for the three months ended March 31, 2021, respectively and is included in other income in the consolidated statements of operations.

NOTE 8 – WAREHOUSE AND OTHER LINES OF CREDIT

At March 31, 2022, the Company is a party to 14 lines of credit with lenders providing $10.9 billion of warehouse and revolving credit facilities. The warehouse and revolving credit facilities are used to fund, and are secured by, residential mortgage loans held for sale. Interest expense on warehouse and revolving lines of credit is recorded to interest expense on the consolidated statements of operations.

The warehouse and revolving lines of credit are repaid using proceeds from the sale of loans. The base interest rates on the Company’s warehouse lines bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. Some of the lines carry additional fees in the form of annual facility fees charged on the total line amount, commitment fees charged on the committed portion of the line and non-usage fees charged when monthly usage falls below a certain utilization percentage. The weighted average interest rate at March 31, 2022 totaled 2.14%. The Company’s warehouse lines are scheduled to expire through 2023 under one or two year terms and all lines are subject to renewal based on an annual credit review conducted by the lender. The Company’s securitization facilities’ notes have two to three year terms.

The base interest rates for all warehouse lines of credit are subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of March 31, 2022 and December 31, 2021, there was $7.0 million and $8.0 million, respectively, held in these accounts which are recorded as a component of restricted cash on the consolidated balance sheets.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. As of March 31, 2022, the Company was in compliance with all warehouse lending related covenants.

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

The following table presents information on warehouse borrowings and the outstanding balance as of March 31, 2022 and December 31, 2021:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	March 31, 2022	December 31, 2021
Facility 1(1)	$400,000	$1,100,000	$1,500,000	10/29/2022	$757,583	$851,088
Facility 2(2)	—	600,000	600,000	9/26/2022	181,643	295,743
Facility 3(6)	—	500,000	500,000	4/19/2022	388,686	459,018
Facility 4	—	900,000	900,000	11/14/2022	544,493	266,230
Facility 5(2)	—	200,000	200,000	N/A	476	391
Facility 6(2)	100,000	1,000,000	1,100,000	10/10/2022	449,383	583,449
Facility 7(3)	750,000	1,250,000	2,000,000	5/5/2023	1,038,237	1,410,367
Facility 8	—	750,000	750,000	N/A	150,395	361,783
Facility 9(4)(5)	—	—	—	10/25/2022	—	600,000
Facility 10(4)	300,000	—	300,000	12/17/2023	300,000	500,000
Facility 11	—	1,000,000	1,000,000	9/23/2022	222,345	263,516
Facility 12(4)	500,000	—	500,000	2/2/2024	500,000	500,000
Facility 13(4)	500,000	—	500,000	4/23/2024	500,000	500,000
Facility 14	—	500,000	500,000	9/22/2022	273,666	365,614
Facility 15(4)	500,000	—	500,000	10/21/2024	500,000	500,000
Total	$3,050,000	$7,800,000	$10,850,000		$5,806,907	$7,457,199
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date.

(2)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(3)In addition to the outstanding balance secured by mortgage loans, the Company has $19.0 million outstanding to finance servicing rights included within debt obligations in the consolidated balance sheets.
(4)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.
(5)This facility was prepaid and terminated in March 2022.
(6)In April 2022, this facility was extended to mature in April 2023.

The following table presents certain information on warehouse borrowings:

	Three Months Ended March 31,
	2022	2021
Maximum outstanding balance during the period	$7,672,559	$9,109,780
Average balance outstanding during the period	6,290,744	7,507,914
Collateral pledged (loans held for sale)	6,431,228	8,514,329
Weighted average interest rate during the period	2.01%	2.34%

NOTE 9 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$217,406	$262,250
Securities financing facilities	90,285	66,439
Servicing advance facilities	29,569	15,070
Total secured credit facilities	337,260	343,759
Term Notes	199,290	199,133
Other secured financings	421,303	—
Total secured debt obligations, net	957,853	542,892
Unsecured debt obligations, net:
Senior Notes	989,727	1,085,316
Total debt obligations, net	$1,947,580	$1,628,208

Secured Credit Facilities

Secured credit facilities include revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In October 2014, the Company entered into a $25.0 million credit facility to finance servicing rights and for other working capital needs and general corporate purposes. The Company has entered into subsequent amendments to increase and decrease the size of the facility and extend the maturity date. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $368.9 million as of March 31, 2022 and accrues interest at a base rate per annum of 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. As of March 31, 2022, there was $50.6 million outstanding on this facility with a maturity of June 2022. At March 31, 2022, capacity under the facility was $268.0 million. Advances for servicing rights are determined using a borrowing base formula calculated against the fair market value of the pledged servicing rights.

In December 2021, the Company entered into a credit facility agreement which provides $300.0 million in borrowing capacity, with an option to increase up to $500.0 million upon mutual consent, available to the Company. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $536.9 million as of March 31, 2022, and bears interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum. At March 31, 2022, there was $50.0 million outstanding on this facility and $0.6 million in unamortized deferred financing costs.

In January 2022, the Company entered into a credit facility agreement which provides $500.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $658.0 million as of March 31, 2022 and bears interest at SOFR, or other alternative base rate, plus a margin per annum. At March 31, 2022, there was $100.0 million outstanding on this facility and $1.6 million in unamortized deferred financing costs.

In August 2017, the Company entered into the GMSR Trust to finance Ginnie Mae mortgage servicing rights owned by the Company pursuant to the terms of a base indenture. The Company pledged participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights to the GMSR Trust. The Company is party to an acknowledgment agreement with Ginnie Mae whereby it may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors variable funding notes or one or more series of term notes, in each case secured by the participation certificates. In August 2017, the Company, issued a variable funding note in the initial amount of $65.0 million with a maximum amount of $150.0 million. The variable funding note bears interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum. The Company has entered into subsequent agreements to amend certain terms of the variable funding note and extend the maturity date. In October 2021, the maturity date was extended to November 2022. As of March 31, 2022, there was $19.0 million in variable funding notes outstanding.

The Company is required to satisfy certain financial covenants for its MSR facilities. As of March 31, 2022, the Company was in compliance with all such covenants.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 60% and 92% based on classes of the securities and accrue interest at a rate of 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The securities financing facilities are secured by the trading securities which represent our retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of March 31, 2022, the trading securities had a fair value of $93.5 million on the consolidated balance sheets and there was $90.3 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $130.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in September 2022 (unless earlier redeemed in accordance with their terms). The 2020-VF1 Notes are secured by servicing advance receivables made pursuant to Fannie Mae and Freddie Mac requirements and mature in September 2022 (unless earlier redeemed in accordance with their terms). At March 31, 2022, there was $12.9 million in 2020-VF1 Notes outstanding. Under this facility, the Company is required to satisfy certain financial covenants including minimum levels of tangible net worth and liquidity and maximum levels of consolidated leverage. As of March 31, 2022, the Company was in compliance with all such covenants.

In November 2021, the Company, through the GMSR Trust issued two new series of variable funding notes for the financing of principal and interest advance receivables and servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Ginnie Mae. Pursuant to an indenture, the Company can issue up to $150.00 million in variable funding notes secured by principal and interest advance reimbursement or servicing advance reimbursement amounts. The variable funding notes bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum. As of March 31, 2022, there was $17.5 million outstanding balance on the variable funding notes and $0.8 million in unamortized deferred financing costs.

Term Notes

In October 2018, the Company issued the Series 2018-GT1 Term Notes (“Term Notes”) under the GMSR Trust. The Term Notes are secured by certain participation certificates relating to Ginnie Mae mortgage servicing rights that also secure the variable funding notes described above with a fair value of $433.1 million as of March 31, 2022. The Term Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in October 2023 or, if extended pursuant to the terms of the related indenture supplement, October 2025 (unless earlier redeemed in accordance with their terms). At March 31, 2022, there was $200.0 million in Term Notes outstanding and $0.7 million in unamortized deferred financing costs. Under this facility, the Company is required to satisfy certain financial covenants. As of March 31, 2022, the Company was in compliance with all such covenants.

Other Secured Financings

In March 2022, the Company completed a securitization to finance mortgage loans that was accounted for as a secured financing rather than a sale. The secured financing is collateralized by and indexed to the residential mortgage-backed loans held by a VIE. As of March 31, 2022, there was $422.9 million outstanding in other secured financings and $1.6 million in unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. At any time prior to November 1, 2022, the Company may redeem some or all of the 2025 Senior Notes at a price equal to 100% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. The Company may also redeem the 2025 Senior Notes at our option, in whole or in part, at any time on or after November 1, 2022 at various redemption prices. In addition, subject to certain conditions at any time prior to November 1, 2022, the Company may redeem up to 40% of the principal amount of the 2025 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.50% of the principal amount of the 2025 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At March 31, 2022, there was $500.0 million in 2025 Senior Notes outstanding and $6.4 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, the Company may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. The Company may also redeem the 2028 Senior Notes at our option, in whole or in part, at any time on or after April 1, 2024 at various redemption prices. In addition, subject to certain conditions at any time prior to April 1, 2024, the Company may redeem up to 40% of the principal amount of the 2028 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the 2028 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. During the first quarter of 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. At March 31, 2022, there was $502.5 million in 2028 Senior Notes outstanding and $6.4 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on 30-day or 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin ranging from 0.45% - 4.75%.

NOTE 10 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. As part of the completion of the IPO, the Company became a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of LD Holdings.

As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset before any valuation allowance of $0.1 million and $0.4 million, respectively and a deferred tax liability of $178.1 million and $193.4 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of March 31, 2022 and December 31, 2021 relate to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at March 31, 2022 and December 31, 2021 using the combined federal and state rate (less federal benefit) of 26%. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2022, the Company did not have a valuation allowance on any deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $35.4 million and $32.9 million as of March 31, 2022 and December 31, 2021, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA, refer to Note 15- Commitments and Contingencies, for further information on the TRA liability.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

Fees earned, costs incurred, and amounts payable to or receivable from joint ventures were as follows:

	Three Months Ended March 31,
	2022	2021
Loan processing and administrative services fee income	$3,330	$3,353
Loan origination broker fees expense	20,129	18,450

	March 31, 2022	December 31, 2021
Amounts receivable from joint ventures	$1,833	$1,855

The Company employed certain individuals who provided services to a shareholder whose salaries totaled $0.1 million during the three months ended March 31, 2022 and $0.2 million during three months ended March 31, 2021. The Company paid management fees to a shareholder of the Company of $0.2 million during the three months ended March 31, 2021.

NOTE 12 – EQUITY

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

The noncontrolling interest of $0.9 billion and $1.1 billion as of March 31, 2022 and December 31, 2021, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of March 31, 2022.

Holding Member Interests:	Holdco Units	Ownership Percentage
loanDepot, Inc.	140,627,089	45.17%
Continuing LLC Members	170,690,888	54.83%
Total	311,317,977	100.00%

NOTE 13 – STOCK-BASED COMPENSATION

The stock-based compensation expense recognized on all share-based awards was $2.3 million for the three months ended March 31, 2022 and $59.8 million for the three months ended March 31, 2021. As of March 31, 2022, there was $39.0 million of unrecognized compensation related to all unvested awards.

LDI Awards

Effective upon the completion of the IPO, the Company adopted the 2021 Plan. The 2021 Plan allows for the grant of stock options, restricted stock, RSUs, and stock appreciation rights. The Company reserved a total of 16,250,000 shares of common stock for issuance pursuant to the 2021 Plan, which amount shall be increased on the first day of each fiscal year during the term of the 2021 Plan commencing with the 2022 fiscal year by (1) 2% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (ii) a lesser amount determined by the Company's board of directors. There are currently only RSUs granted under the 2021 Plan. The following is a summary of RSU activity for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31,
	2022
		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested - beginning of period	1,765,763	$16.60
Granted	3,137,983	4.21
Vested	(122,886)	25.66
Forfeited/Cancelled	(154,066)	12.91
Unvested - end of period	4,626,794	8.08

	Three Months Ended March 31,
	2021
		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested - beginning of period	—	$—
Granted	2,925,000	26.45
Vested	(2,215,687)	26.45
Unvested - end of period	709,313	26.45

Total compensation expense for the LDI awards was $1.7 million and $59.1 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, the total unrecognized compensation cost was $34.0 million and $24.5 million, respectively. The cost as of March 31, 2022 is expected to be recognized over a weighted average period of 3.47 years.

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

As part of the IPO and reorganization any outstanding units under the Plans were equitably adjusted and replaced with a single new class of LLC Units that were exchanged on a one-for-one basis for Holdco Units. No further awards will be granted under the Plans as both the Plans and LLC Agreement were terminated.

The following table presents a summary of the changes in awards subsequent to the conversion into Holdco Units for the three months ended ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022
	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	11,610,142	$0.50
Vested	(1,215,743)	0.49
Forfeited/Cancelled	(405,242)	0.50
Unvested - end of period	9,989,157	0.50

	Three Months Ended March 31,
	2021
	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	19,632,883	$0.50
Vested	(709,961)	0.50
Unvested - end of period	18,922,922	0.49

The following table presents a summary of the changes in Class Z, Class Y, Class X, Class W and Class V Common Units for the period January 1, 2021 through February 10, 2021 prior to the conversion to Holdco Units described above.

	January 1, 2021 through February 10, 2021

	Shares	Weighted Average Grant Date Fair Value

Unvested - beginning of period	610,497,758	$0.016
Vested	(12,656,379)	0.016
Forfeited/Cancelled	(3,552,286)	0.016
Unvested - end of period	594,289,093	0.016

Total compensation expense associated with the Holdco Units was $0.6 million and $0.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, the total unrecognized compensation cost related to unvested Holdco units was $5.0 million and $5.8 million, respectively. This cost as of March 31, 2022 is expected to be recognized over the next 2.61 years.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of Class A common stock and Class D common stock is computed by dividing net income (loss) attributable to loanDepot, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding during the period. Diluted earnings (loss) per share of Class A common stock and Class D common stock is computed by dividing net income (loss) attributable to loanDepot, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock respectively, outstanding adjusted to give effect to potentially dilutive securities.
The basic and diluted earnings per share period for the three months ended March 31, 2021 represents the period after February 11, 2021, wherein the Company had outstanding Class A common stock and Class D common stock. There was no Class B common stock outstanding as of March 31, 2022 and 2021. The following table sets forth the calculation of basic and diluted earnings (loss) per share for Class A common stock and Class D common stock:

	Three Months Ended
	March 31, 2022			March 31, 2021
	Class A	Class D	Total	Class A	Class D	Total
Net (loss) income attributable to loanDepot, Inc.	$(10,367)	$(24,374)	$(34,741)	$2,108	$42,767	$44,875
Weighted average shares - basic	41,480,725	97,527,165	139,007,890	5,907,740	119,865,057	125,772,797
(Loss) earnings per share - basic	$(0.25)	$(0.25)	$(0.25)	$0.36	$0.36	$0.36

Diluted earnings per share:
Net (loss) income allocated to common stockholders - diluted	$(10,367)	$(24,374)	$(34,741)	$2,108	$42,767	$44,875
Weighted average shares - diluted	41,480,725	97,527,165	139,007,890	5,907,740	119,865,057	125,772,797
(Loss) earnings per share - diluted	$(0.25)	$(0.25)	$(0.25)	$0.36	$0.36	$0.36

For the period from February 11, 2021 to March 31, 2021, 198,537,418 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted earnings per share. For the three months ended March 31, 2022, 181,035,804 shares of Class C common stock were determined to be anti-dilutive, and thus excluded from the computation of diluted earnings per share.

For the period from February 11, 2021 to March 31, 2021, 636,934 of Class A RSUs were determined to be anti-dilutive, and thus excluded from the computation of diluted earnings per share. For the three months ended March 31, 2022, 2,608,518 of unvested Class A RSUs were determined to be anti-dilutive, and thus excluded from the computation of diluted earnings per share.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $25.9 million and $21.1 million at March 31, 2022 and December 31, 2021, respectively.

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

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. The parties participated in pre-litigation mediation in May 2021. The parties did not resolve the matter at mediation and a complaint was filed with the Superior Court of the State of California, County of Orange on September 21, 2021 and an amended complaint was filed on December 21, 2021. In response, on February 2, 2022 the Company filed a demurrer to the complaint with the Superior Court of the State of California, County of Orange, for failing to state facts sufficient to constitute a cause of action while still vigorously denying the claims within the complaint. On March 24, 2022, the plaintiff filed her opposition to loanDepot’s demurrer. On March 29, 2022, the Company filed its reply to Plaintiff’s opposition. A hearing was held on the Company’s demurrer on May 12, 2022, at the Superior Court of the State of California, County of Orange. The court sustained the Company’s demurrer in full. Plaintiff will have 15 days to amend her claims for hostile work environment, intentional infliction of emotional distress, and defamation.

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

Regulatory Requirements

The Company is subject to various capital requirements by the U.S. Department of Housing and Urban Development (“HUD”); lenders of the warehouse lines of credit; and secondary markets investors. Failure to maintain minimum capital requirements could result in the inability to participate in HUD-assisted mortgage insurance programs, to borrow funds from warehouse line lenders or to sell or service mortgage loans. As of March 31, 2022, the Company was in compliance with its selling and servicing capital requirements.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of March 31, 2022 and December 31, 2021 approximated $11.5 billion and $12.7 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

Loan Loss Obligation for Sold Loans

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company establishes a loan repurchase reserve for losses associated with repurchased loans if the Company breached a representation or warranty given to the loan purchaser. Additionally, the Company’s loan loss obligation for sold loans includes an estimate for losses associated with early payoffs and early payment defaults. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties, and other provisions for the three months ended March 31, 2022 and 2021.

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$29,877	$33,591
Provision for loan loss obligations	13,246	800
Charge-offs	(1,964)	(4,339)
Balance at end of period	$41,159	$30,052

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $10.3 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively

TRA Liability

As part of the IPO and reorganization, the Company entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $35.4 million and $32.9 million as of March 31, 2022 and December 31, 2021, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc.

NOTE 16 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

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
•Fannie Mae, Freddie Mac and Ginnie Mae. The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

To the extent that these requirements are not met, the Company may be subject to a variety of regulatory actions which could have a material adverse impact on our results of operations and financial condition. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $126.1 million as of March 31, 2022. The Company was in compliance with the net worth, liquidity and other financial requirements of its selling and servicing requirements as of March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part I. Item 1 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part II. “Item 1A. Risk Factors” and elsewhere in this Form 10-Q and Part I, Item 1A "Risk Factors" in our 2021 Form 10-K. Capitalized terms used but not otherwise defined herein have the meanings set forth in the our Form 10-K.
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

When interest rates rise, rate and term refinancings become less attractive to consumers after a historically long period of low interest rates. However, rising interest rates are also indicative of overall economic growth and inflation that should create more opportunities with respect to cash-out refinancings. In addition, inflation which may result from increases in asset prices and stronger economic growth (leading to higher consumer confidence) typically should generate more purchase-focused transactions requiring loans and greater opportunities for home equity loans.

Current Market Conditions:
According to the MBA’s Mortgage Finance Forecast published April 13, 2022, there was approximately $12.7 trillion of residential mortgage debt outstanding in the United States at March 31, 2022 which is forecasted to increase to $13.5 trillion by March 31, 2023. During the year ended December 31, 2021, annual one-to-four family residential mortgage origination volumes were $4.0 trillion, of this $2.3 trillion was comprised of refinance volume. Annual one-to-four family residential mortgage origination volumes are expected to decrease by 39% to $2.4 trillion by December 31, 2023. The primary driver of this decrease is refinance volume, which is expected to decrease by $1.7 trillion, partially offset by a $127.0 billion expected increase in purchase volume.

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

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Financial statement data
Total revenue	$503,311	$1,316,008
Total expenses	606,256	869,878
Net (loss) income	(91,318)	427,853

(Loss) earnings per share of Class A and Class D common stock:
Basic	$(0.25)	$0.36
Diluted	$(0.25)	$0.36

Non-GAAP financial measures(1)
Adjusted total revenue	$504,606	$1,241,441
Adjusted net (loss) income	(81,732)	319,527
Adjusted (LBITDA) EBITDA	(74,403)	458,098
Adjusted diluted (loss) earnings per share	$(0.26)	$0.99

Loan origination and sales
Loan originations by channel:
Retail	$16,479,390	$33,427,789
Partner	5,071,341	8,051,362
Total	$21,550,731	$41,479,151

Loan originations by purpose:
Purchase	$8,030,766	$7,916,512
Refinance	13,519,965	33,562,639
Total	$21,550,731	$41,479,151
Loan originations (units)	64,951	111,400

Licensed loan officers:
Retail	2,960	2,568
Partner	301	239
Total	3,261	2,807

Loans sold:
Servicing retained	$17,122,716	$37,435,791
Servicing released	5,745,322	2,492,886
Total	$22,868,038	$39,928,677
Loans sold (units)	68,149	108,687

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Gain on sale margin	1.96%	2.98%
Gain on sale margin - retail	2.24	3.25
Gain on sale margin - partner	1.07	1.85
Pull through weighted gain on sale margin	2.13	3.69

IRLCs	$29,991,452	$45,762,661
IRLCs (units)	91,020	131,551

Pull through weighted lock volume	$19,800,045	$33,462,355

Servicing metrics
Total servicing portfolio (unpaid principal balance)	$153,385,817	$129,709,892
Total servicing portfolio (units)	496,868	414,540
60+ days delinquent ($)	$1,444,779	$2,125,573
60+ days delinquent (%)	0.94%	1.64%
Servicing rights at fair value, net(2)	$2,078,187	$1,766,088
Weighted average servicing fee (3)	0.29%	0.30%
Multiple(3) (4)	4.9	4.7
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

Results of Operations

The following table sets forth our consolidated financial statement data for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

	Three Months Ended March 31,		Change $	Change %
(Dollars in thousands)	2022	2021
	(Unaudited)
REVENUES:
Net interest income	$13,076	$1,233	$11,843	960.5%
Gain on origination and sale of loans, net	363,131	1,133,575	(770,444)	(68.0)
Origination income, net	59,073	101,599	(42,526)	(41.9)
Servicing fee income	111,059	82,568	28,491	34.5
Change in fair value of servicing rights, net	(68,383)	(43,635)	(24,748)	(56.7)
Other income	25,355	40,668	(15,313)	(37.7)
Total net revenues	503,311	1,316,008	(812,697)	(61.8)
EXPENSES:
Personnel expense	345,993	603,735	(257,742)	(42.7)
Marketing and advertising expense	101,513	109,626	(8,113)	(7.4)
Direct origination expense	53,157	46,976	6,181	13.2
General and administrative expense	49,748	51,317	(1,569)	(3.1)
Occupancy expense	9,396	9,988	(592)	(5.9)
Depreciation and amortization	10,545	8,454	2,091	24.7
Servicing expense	21,511	26,611	(5,100)	(19.2)
Other interest expense	14,393	13,171	1,222	9.3
Total expenses	606,256	869,878	(263,622)	(30.3)
(Loss) income before income taxes	(102,945)	446,130	(549,075)	(123.1)
Income tax (benefit) expense	(11,627)	18,277	(29,904)	(163.6)
Net (loss) income	(91,318)	427,853	(519,171)	(121.3)
Net (loss) income attributable to noncontrolling interests	(56,577)	382,978	(439,555)	(114.8)
Net (loss) income attributable to loanDepot, Inc.	$(34,741)	$44,875	$(79,616)	(177.4)
The results for the three months ended March 31, 2022 reflected a sharp increase in mortgage rates which resulted in a decrease to our profit margins. The decrease of $519.2 million, or 121.3% in net income is primarily from a $770.4 million decrease in gain on origination and sale of loans, net, partially offset by a $263.6 million decrease in total expenses. The increased interest rate environment during the first quarter of 2022 resulted in a decrease in margins and volume of mortgage loan originations and IRLCs from the comparable 2021 period.

Revenues
Net Interest Income. Net interest income is earned on LHFS offset by interest expense on amounts borrowed under warehouse lines to finance such loans until sold. The increase in net interest income reflected lower utilization of higher costing warehouse lines and higher yield on LHFS, partially offset by a $1.3 billion decrease in average LHFS.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended March 31,		Change $	Change %
(Dollars in thousands)	2022	2021
(Discount) premium from loan sales	$(236,096)	$470,572	$(706,668)	(150.2)%
Servicing rights	269,760	529,544	(259,784)	(49.1)
Fair value losses on IRLC and LHFS	(393,759)	(579,111)	185,352	32.0
Fair value gains from Hedging Instruments	676,405	828,225	(151,820)	(18.3)
Discount points, rebates and lender paid costs	60,067	(114,855)	174,922	152.3
Provision for loan loss obligation for loans sold	(13,246)	(800)	(12,446)	(1,555.8)
Total gain on origination and sale of loans, net	$363,131	$1,133,575	$(770,444)	(68.0)

•     (Discount) premium from loan sales represent the net premium or discount we receive or pay in excess of the loan principal amount and certain fees charged by investors upon sale of the loans. The decrease in premiums from loan sales was a result of lower volume and margins due to increasing interest rates during the three months ended March 31, 2022 compared to decreasing rates during the three months ended March 31, 2021.
•    Servicing rights represent the fair value of servicing rights from loans sold on a servicing-retained basis. The 49.1% decrease in servicing rights was driven by the 54.3% decrease in volume of loans sold on a servicing-retained basis.
•Fair value losses on IRLC and LHFS decreased $185.4 million or 32.0%. The decrease in loss was primarily due to the decrease in volume, partially offset by increasing interest rates during the three months ended March 31, 2022 compared to decreasing rates during the three months ended March 31, 2021.
•     Fair value gains on Hedging Instruments represent the net unrealized gains or losses on mandatory trades, forward sales contracts, interest rate swap futures, and put options hedging IRLCs and LHFS as well as realized gains or losses from pair-off settlements. The decrease of $151.8 million reflects lower volumes and changes in interest rates during the period.
•Discount points, rebates, and lender paid costs represent discount points collected, rebates paid to borrowers, and lender paid costs for the origination of loans (including broker fee compensation paid to independent wholesale brokers and brokerage fees paid to our joint ventures for referred loans). The increase of $174.9 million or 152.3% was driven by an increase in discount points collected and a decrease in lender paid costs.
•Provision for loan loss obligation related to loans sold represents the provision to establish our estimated liability for loan losses that we may experience as a result of a breach of representation or warranty provided to the purchasers or insurers of loans that we have sold. The increase of $12.4 million reflects an $8.0 million reversal during the first quarter of 2021 due to a decrease in estimated losses on repurchase requests and decreased severity of losses on repurchased loans.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $42.5 million or 41.9% decrease in origination income was the result of a 48.0% decrease in loan origination volumes.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $28.5 million or 34.5% in servicing income was the result of an increase of $45.7 billion in the average UPB of our servicing portfolio due to an increase in servicing-retained loan sales.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) fallout and decay, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. Change in fair value of servicing rights, net was a loss of $68.4 million for the three months ended March 31, 2022, as compared to $43.6 million for the three months ended March 31, 2021;

the increase in loss reflects $75.9 million in fair value gains, net of hedging losses, partially offset by a $41.0 million decrease in fallout and decay due to the increasing rate environment for the three months ended March 31, 2022.
Other Income. Other income includes our pro rata share of the net earnings from joint ventures and fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS, and fair value changes in our trading securities. The decrease of $15.3 million or 37.7% was primarily the result of a decrease of $8.7 million in escrow and title fee income due to decreased mortgage loan settlement services and fair value losses of $6.8 million on our trading securities due to the increasing rate environment.
Expenses
Personnel Expense. Personnel expense reflects employee compensation related to salaries, commissions, incentive compensation, benefits, and other employee costs. The $257.7 million or 42.7% decrease was the result of a decrease of $146.6 million in commissions due to the decreases in loan origination volumes and decreases in salaries and benefits expense of $111.1 million. As of March 31, 2022, we had 10,054 employees compared to 11,037 employees as of March 31, 2021, representing a decrease of 8.9%.
Marketing and Advertising Expense. Marketing and advertising expense primarily reflects online advertising costs, including fees paid to search engines, television, print and radio, distribution partners, master service agreements with brokers, and desk rental agreements with realtors. The $8.1 million or 7.4% decrease in marketing expense was driven by a reduction in national television campaigns, partially offset by an increase in acquired leads.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $6.2 million or 13.2% increase included $3.8 million of operational write-offs and $2.0 million of investor due diligence fees.
Servicing Expense. Servicing expense reflects in-house servicing costs as well as amounts that we pay to our sub-servicers to service our mortgage loan servicing portfolio. The $5.1 million or 19.2% decrease in subservicing expense reflects our shift to in-house servicing.
Other Interest Expense. The $1.2 million or 9.3% increase in other interest expense between periods was the result of a $985.0 million increase in average outstanding debt obligations primarily resulting from a $225.6 million increase in secured credit facilities, and issuance of the 2028 Senior Notes in March 2021 with an initial balance of $600.0 million. The increase in interest expense during the three months ended March 31, 2022 was partially offset by a $10.5 million gain on extinguishment of debt from the repurchase of $97.5 million of the 2028 Senior Notes at an average purchase price of 87.9%.
Income Tax Expense (Benefit). Benefit for income taxes was $11.6 million for the three months ended March 31, 2022, as compared to expense of $18.3 million for the three months ended March 31, 2021. The decrease represents the Company’s share of net taxable loss of LD Holdings for three months ended March 31, 2022 compared to net taxable income of LD Holdings for the three months ended March 31, 2021.

Balance Sheet Highlights
March 31, 2022 Compared to December 31, 2021
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021	Change $	Change %
	(Unaudited)
Cash and cash equivalents	$554,135	$419,571	$134,564	32.1%
Loans held for sale, at fair value	6,558,668	8,136,817	(1,578,149)	(19.4)
Derivative assets, at fair value	351,097	194,665	156,432	80.4
Servicing rights, at fair value	2,086,022	2,006,712	79,310	4.0
Trading securities, at fair value	93,466	72,874	20,592	28.3
Total assets	10,640,248	11,812,313	(1,172,065)	(9.9)

Warehouse and other lines of credit	$5,806,907	$7,457,199	$(1,650,292)	(22.1)
Derivative liabilities, at fair value	113,366	37,797	75,569	199.9
Debt obligations, net	1,947,580	1,628,208	319,372	19.6
Total liabilities	9,129,079	10,182,953	(1,053,874)	(10.3)
Total equity	1,511,169	1,629,360	(118,191)	(7.3)
Cash and Cash Equivalents. The $134.6 million or 32.1% increase in cash and cash equivalents included $303.8 million in proceeds from the bulk sale of MSRs, partially offset by the repurchase of $97.5 million of 2028 Senior Notes and $30.2 million of dividends and distributions.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $1.6 billion or 19.4% decrease was primarily the result of $22.9 billion in loan sales, offset by $21.6 billion in originations.
Derivative Assets, at Fair Value. The $156.4 million or 80.4% increase was primarily the result of a $262.5 million increase in Hedging Instruments from increasing interest rates, partially offset by a $106.1 million decrease in IRLCs assets from the decrease in IRLC volume. At March 31, 2022, derivative assets included Hedging Instruments with fair value of $272.8 million compared to $10.3 million at December 31, 2021.
Servicing Rights, at Fair Value. The $79.3 million or 4.0% increase included $269.8 million in capitalized servicing rights from the sale of loans on a servicing-retained basis and a $199.0 million increase in estimated fair value due to a decrease in prepayment speed assumptions from increased interest rates, partially offset by a $312.8 million decrease in servicing rights from the sale of $20.9 billion in UPB of servicing rights and $77.1 million of principal amortization and prepayments.
Trading Securities. The $20.6 million or 28.3% increase was due to Mello Mortgage Capital Acceptance securitizations completed in 2022. We retained a five percent economic interest in the credit risk of the assets collateralizing the securitization pursuant to the U.S. credit risk retention rules.
Warehouse and Other Lines of Credit. The decrease of $1.7 billion or 22.1% was the result of loan sales outpacing originations by $1.3 billion during the three months ended March 31, 2022 and $422.9 million in proceeds from other secured financings used to repay a securitization facility.
Derivative Liabilities, at Fair Value. The increase of $75.6 million or 199.9% reflects a $62.5 million increase in IRLCs and a $13.0 million increase in Hedging Instrument liabilities due to increasing interest rates.
Debt Obligations, net. The increase of $319.4 million or 19.6% included an increase in other secured financings of $422.9 million partially offset by the repurchase of $97.5 million of our 2028 Senior Notes.

Equity. Total equity was $1.5 billion and $1.6 billion as of March 31, 2022 and December 31, 2021, respectively. The decrease was attributed to net loss of $91.3 million, dividends and distributions totaling $29.7 million, and the repurchase of treasury shares, at cost of $0.2 million to net settle and withhold tax on vested RSUs, partially offset by stock-based compensation of $2.3 million and increases to additional paid in capital of $0.7 million for tax adjustments associated with the IPO and reorganization.
Liquidity and Capital Resources
Liquidity

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments, warehouse lines and secured credit facilities), fund new originations and purchases, meet servicing requirements, and make investments as we identify them. We forecast the need to have adequate liquid funds available to operate and grow our business. As of March 31, 2022, unrestricted cash and cash equivalents were $554.1 million and committed and uncommitted available capacity under our warehouse lines was $5.0 billion.
We fund substantially all of the mortgage loans we close through borrowings under our warehouse lines. Our mortgage origination liquidity could be affected as our lenders reassess their exposure to the mortgage origination industry and either curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market. In response to the COVID-19 pandemic, we increased our cash position and total loan funding capacity with our current and new lending partners.
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of March 31, 2022, approximately 0.6%, or $898.5 million UPB, of our servicing portfolio was in active forbearance. While these advance requirements have decreased from the higher levels during 2020, the economic impact of COVID-19 could continue to result in additional advance requirements related to forbearance plans.
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
Our primary uses of funds for liquidity have included the following: (i) funding mortgage loans; (ii) funding loan origination costs; (iii) payment of warehouse line haircuts required at loan origination; (iv) payment of interest expense on warehouse lines; (v) payment of interest expense under debt obligations; (vi) payment of operating expenses; (vii) repayment of warehouse lines; (viii) repayment of debt obligations; (ix) funding of servicing advances; (x) margin calls on warehouse lines or Hedging Instruments; (xi) payment of tax distributions to holders of Holdco Units; (xii) payments of cash dividends or distributions subject to the discretion of our board of directors, (xiii) repurchases of loans under representation and warranty breaches; and (xiv) costs relating to servicing and subservicing.
We rely on the secondary mortgage market as a source of long-term capital to support our mortgage lending operations. Approximately 82% of the mortgage loans that we originated during the three months ended March 31, 2022 were sold in the secondary mortgage market to Fannie Mae or Freddie Mac or, in the case of MBS guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA. We also sell loans to many private investors.
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

Warehouse Lines and Debt Obligations
Warehouse lines are discussed in Note 8- Warehouse and Other Lines of Credit and debt obligations are discussed in Note 9- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.

We finance most of our loan originations on a short-term basis using our warehouse lines. Under our warehouse lines, we agree to transfer certain loans to our counterparties against the transfer of funds by them, with a simultaneous agreement by the counterparties to transfer the loans back to us at the date loans are sold, or on demand by us, against the transfer of funds from us. We do not recognize these transfers as sales for accounting purposes. On average, loans are repurchased within 19 days of funding. Our warehouse lines are short-term borrowings which mature in less than one year with the exception of our securitization facilities which generally have terms of two and three years. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales.
As of March 31, 2022, we maintained warehouse lines with fourteen counterparties, our borrowing capacity was $10.9 billion of which $3.1 billion was committed. Our $10.9 billion of capacity as of March 31, 2022 was comprised of $7.1 billion with maturities staggered throughout 2022, $2.3 billion maturing in 2023, and $1.5 billion maturing in 2024. As of March 31, 2022, we had $5.8 billion of borrowings outstanding and $5.0 billion of additional availability under our facilities.
When we draw on the warehouse lines, we must pledge eligible loan collateral and make a capital investment, or “haircut,” upon financing the loans, which is generally determined by the type of collateral provided and the warehouse line terms. Our warehouse line providers require a haircut based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of March 31, 2022, we had $42.5 million in restricted cash posted as additional collateral with our warehouse lenders and securitization facilities, as compared to $122.4 million as of December 31, 2021.
Interest on our warehouse lines varies by facility and depends on the type of loan that is being financed or the period of time that a loan is transferred to our warehouse line counterparty. As of March 31, 2022, interest expense under our warehouse lines was generally based on 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin and in some cases a minimum interest rate and certain commitment and utilization fees apply. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan.
Our warehouse lines require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and net income. As of March 31, 2022, we were in compliance with all of our warehouse lending covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.
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

Secured debt obligations as of March 31, 2022 totaled $957.9 million net of $5.3 million of deferred financing costs, as compared to $542.9 million net of $2.7 million of deferred financing costs as of December 31, 2021. Secured debt obligations as of March 31, 2022 included secured credit facilities, other secured financings, and Term Notes. Secured credit facilities included MSR facilities, securities financing facilities, and servicing advance facilities. MSR facilities are secured by Ginnie Mae, Fannie Mae, and Freddie Mac MSRs. Securities financing facilities are secured by trading securities which represent our retained interest in the credit risk of the assets collateralizing certain securitization transactions. Servicing advance facilities are secured by servicing advance receivables made pursuant to Fannie Mae and Freddie Mac requirements or other principal and interest or servicing advance reimbursement amounts. The Term Notes are secured by certain participation certificates relating to Ginnie Mae mortgage servicing rights pursuant to the terms of a base indenture. Our secured debt obligations require us to satisfy certain financial covenants and we were in compliance with all such covenants as of March 31, 2022 and December 31, 2021.

Unsecured debt obligations as of March 31, 2022 totaled $1.0 billion net of $12.7 million of deferred financing costs, as compared to $1.1 billion, net of $14.7 million of deferred financing costs as of December 31, 2021. Unsecured debt obligations as of March 31, 2022 and December 31, 2021 consisted of our Senior Notes. During the first quarter of 2022, we repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations.

Dividends and Distributions
During the three months ended March 31, 2022, we paid dividends and distributions of $30.2 million.
On December 13, 2021, we declared a regular cash dividend of $0.08 per share on our Class A common stock and Class D common stock. The board of directors of LD Holdings authorized a simultaneous cash distribution on its units. The dividend was paid on January 18, 2022 to the Company's stockholders of record as of the close of business on January 3, 2022.
On March 14, 2022, we declared a regular cash dividend of $0.08 per share on our Class A common stock and Class D common stock. The board of directors of LD Holdings authorized a simultaneous cash distribution on its units. The dividend was paid on April 18, 2022 to the Company's stockholders of record as of the close of business on April 4, 2022.
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
As part of our balance sheet and capital management strategies, we have suspended our regular quarterly dividend for the three months ended March 31, 2022 and for the foreseeable future.
Contractual Obligations and Commitments
Our estimated contractual obligations as of March 31, 2022 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse lines	$5,806,907	$2,968,670	$2,838,237	$—	$—
Debt obligations (1)
Secured credit facilities	340,269	240,269	100,000	—	—
Term Notes	200,000	—	200,000	—	—
Senior Notes	1,002,475	—	—	500,000	502,475
Operating lease obligations (2)	77,656	21,726	35,883	13,584	6,463
Naming and promotional rights agreements	117,358	22,600	45,442	23,066	26,250
Total contractual obligations	$7,544,665	$3,253,265	$3,219,562	$536,650	$535,188

(1)    Amounts exclude deferred financing costs.
(2)    Represents lease obligations for office space under non-cancelable operation lease agreements.
In addition to the above contractual obligations, we also have interest rate lock commitments and forward sale contracts. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above. Refer to Note 6-

Derivative Financial Instruments and Hedging Activities of the Notes to Consolidated Financial Statements contained in Item 1 for further discussion on derivatives.
Off-Balance Sheet Arrangements
As of March 31, 2022, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. Our accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2021 Form 10-K. At December 31, 2021, the most critical of these significant accounting policies were policies related to the fair value of loans held for sale, servicing rights, and derivative financial instruments. As of the date of this report, there have been no significant changes to the Company's critical accounting policies or estimates.
When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions.

Reconciliation of Non-GAAP Measures

To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share, and Adjusted EBITDA (LBITDA) as non-GAAP measures. We believe these measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting net interest expense), taxation, the age and book depreciation of facilities (affecting relative depreciation expense) and the amortization of intangibles, which may vary for different companies for reasons unrelated to operating performance, as well as certain historical cost (benefit) items which may vary for different companies for reasons unrelated to operating performance. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies.

We define “Adjusted Total Revenue” as total revenues, net of the change in fair value of mortgage servicing rights (“MSRs”) and the related hedging gains and losses. We define “Adjusted Net Income (Loss)” as tax-effected earnings (loss) before change in fair value of contingent consideration, stock compensation expense and management fees, IPO expense, and the change in fair value of MSRs, net of the related hedging gains and losses, and the tax effects of those adjustments. We define “Adjusted Diluted Earnings (Loss) per Share” as Adjusted Net Income (Loss) divided by the diluted weighted average number of shares of Class A common stock and Class D common stock outstanding for the applicable period, which assumes the proforma exchange of all outstanding Class C common shares for shares of Class A common stock. We define “Adjusted EBITDA (LBITDA)” as earnings (loss) before interest expense and amortization of debt issuance costs on non-funding debt, income taxes, depreciation and amortization, change in fair value of MSRs, net of the related hedging gains and losses, change in fair value of contingent consideration, stock compensation expense and management fees, and IPO related expense.

Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. We exclude from each of these non-GAAP measures the change in fair value of MSRs and related hedging gains and losses as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operations. We also exclude stock compensation expense, which is a non-cash expense, management fees and IPO expenses as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA (LBITDA) includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense)”, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share, and Adjusted EBITDA (LBITDA) have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA (LBITDA) does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted Total Revenue, Adjusted Net Income (Loss), and Adjusted EBITDA (LBITDA) do not reflect any cash requirement for such replacements or improvements; and
•they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows.

Because of these limitations, Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share, and Adjusted EBITDA (LBITDA) are not intended as alternatives to total revenue, net income (loss), net income (loss) attributable to the Company, or Diluted Earnings (Loss) Per Share or as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share, and Adjusted EBITDA (LBITDA) along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for a reconciliation of these non-GAAP measures to their most comparable U.S. GAAP measures.

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2022	March 31, 2021
Total net revenue	$503,311	$1,316,008
Change in fair value of servicing rights net, of hedging gains and losses(1)	1,295	(74,567)
Adjusted total revenue	$504,606	$1,241,441
(1)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2022	March 31, 2021
Net (loss) income attributable to loanDepot, Inc.	$(34,741)	$44,875
Net (loss) income from the pro forma conversion of Class C common shares to Class A common shares(1)	(56,577)	382,978
Net (loss) income	(91,318)	427,853
Adjustments to the benefit (provision) for income taxes(2)	14,710	(101,221)
Tax-effected net (loss) income	(76,608)	326,632
Change in fair value of servicing rights, net of hedging gains and losses(3)	1,295	(74,567)
Stock-based compensation expense and management fees	2,309	60,076
IPO expenses	—	4,834
Gain on extinguishment of debt	(10,528)	—
Tax effect of adjustments(4)	1,800	2,552
Adjusted net (loss) income	$(81,732)	$319,527

(1)Reflects net income (loss) to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to income tax (benefit) reflect the effective income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended
	March 31, 2022	March 31, 2021
Statutory U.S. federal income tax rate	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.00	5.43
Effective income tax rate	26.00%	26.43%

(3)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.
(4)Amounts represent the income tax effect of (a) change in fair value of servicing rights, net of hedging gains and losses, (b) stock compensation expense and management fees, (c) IPO expense, and (d) gain on extinguishment of debt at the aforementioned effective income tax rates.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended
	March 31, 2022	March 31, 2021
Net (loss) income attributable to loanDepot, Inc.	$(34,741)	$44,875
Adjusted net (loss) income	(81,732)	319,527
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	139,007,890	125,772,797
Assumed pro forma conversion of Class C shares to Class A common stock (2)	181,035,804	198,537,418
Adjusted diluted weighted average shares outstanding	320,043,694	324,310,215
Diluted (loss) earnings per share	$(0.25)	$0.36
Adjusted diluted (loss) earnings per share	(0.26)	0.99
(1)Reflects the assumed pro forma conversion of all outstanding shares of Class C common stock to Class A common stock.

Reconciliation of Net Income (Loss) to Adjusted EBITDA (LBITDA) (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2022	March 31, 2021
Net (loss) income	$(91,318)	$427,853
Interest expense — non-funding debt(1)	14,393	13,171
Income tax (benefit) expense	(11,627)	18,277
Depreciation and amortization	10,545	8,454
Change in fair value of servicing rights, net of hedging gains and losses(2)	1,295	(74,567)
Stock-based compensation expense and management fees	2,309	60,076
IPO expenses	—	4,834
Adjusted (LBITDA) EBITDA	$(74,403)	$458,098
(1)Represents other interest expense, which includes gain on extinguishment of debt and amortization of debt issuance costs, in the Company’s consolidated statement of operations.
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at March 31, 2022 was 58 days; and our average holding period of the loan from funding to sale was 20 days during the three months ended March 31, 2022.
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
In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the three months ended March 31, 2022 and 2021, we incurred no losses due to nonperformance by any of our counterparties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we and certain of our subsidiaries are involved in various lawsuits in state or federal courts regarding violations of state or federal statutes, regulations or common law related to matters arising out of the ordinary course of business. We are not currently subject to any other material legal proceedings. For a further discussion of our material legal proceedings, see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 1 Financial Statements.”

Item 1A. Risk Factors

There have been no material changes or updates to the risk factors that were previously disclosed in Part I. "Item 1A. Risk Factors" of our 2021 Form 10-K filed with the SEC on March 18, 2022.

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

On January 3, 2022, we issued to stockholders 632,809 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

On January 12, 2022, we issued to stockholders 3,795,413 shares of Class A common stock upon the conversion of the same number of shares of our Class D common stock.
On February 1, 2022, we issued to stockholders 526,958 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

On March 1, 2022, we issued to stockholders 2,094,256 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

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

4.2
Indenture, dated as of March 26, 2021, by and among LD Holdings Group LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee (Form of 6.125% Senior Notes due 2028 included as Exhibit A thereto) (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 1, 2021).

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

10.1	2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 on February 16, 2021).

Exhibit No.	Description
10.2	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 on February 16, 2021).
10.3	Form Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 on February 16, 2021).
10.4	Form Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 on February 16, 2021).
10.5	Form Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 on February 16, 2021).
10.6	Form Stock Appreciation Rights Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 on February 16, 2021).
10.7
Amendment No. 1, dated as of April 19, 2022, by and between UBS AG, by and through its branch office at 1285 Avenue of Americas and loanDepot.com, LLC to the Amended and Restated Master Repurchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 25, 2022).

10.8*	Executive Employment Agreement, dated April 21, 2022, by and between Frank Martell and loanDepot, Inc.
10.9*	Amended and Restated Executive Employment Agreement, dated April 21, 2022, by and between loanDepot, Inc. and Anthony Hsieh.
10.10*
Amended and Restated Stockholders Agreement, dated April 21, 2022, by and among loanDepot, Inc., Parthenon Investors III, L.P., PCap Associates, Parthenon Capital Partners Fund, L.P., Parthenon Investors IV, L.P., Parthenon Capital Partners Fund II, L.P. PCP Managers, L.P., The JLSSAA, Trust established September 4, 2014, JLSA, LLC, Trilogy Mortgage Holdings, Inc., Trilogy Management Investors Six, LLC, Trilogy Management Investors Seven, LLC and Trilogy Management Investors Eight, LLC.

10.11	2022 Inducement Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 26, 2022).
10.12
Amendment No. 3, dated April 27, 2022, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.13
Amendment No. 1, dated April 27, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.14
Amendment No. 2, dated April 28, 2022, by and between Barclays Bank PLC and loanDepot, Inc. to the Master Repurchase Agreement, dated as of August 25, 2020 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.15
Amendment No. 2, dated April 28, 2022, by and between Barclays Bank PLC and loanDepot, Inc. to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 25, 2020 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.16
Fourteenth Amendment, April 28, 2022, by and between Nexbank and loanDepot, Inc. to the Credit and Security Agreement, dated as of October 29, 2014 (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.17*+	Amendment 2 dated May 5, 2022 to Master Repurchase Agreement and Securities Contract by and between loanDepot.com, LLC and Bank of Montreal.
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101.0	XBRL Document
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith
+ Confidential information has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed. Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the staff of the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOANDEPOT, INC.

Dated: May 13, 2022	By:	/s/ Frank Martell
	Name:	Frank Martell
	Title:	President and Chief Executive Officer

Dated: May 13, 2022	By:	/s/ Patrick Flanagan
	Name:	Patrick Flanagan
	Title:	Chief Financial Officer