Form 10-Q
period 2022-06-30
loanDepot, Inc.
filed 2022-08-11
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2022, 64,282,684 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 152,010,113 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, including our Vision 2025 plan, technology developments, financing and investment plans, financial condition and liquidity, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” "seek," “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$954,930	$419,571
Restricted cash	194,645	201,025
Accounts receivable, net	91,766	56,183
Loans held for sale, at fair value (includes $1,800,968 and $2,557,490 pledged to creditors in securitization trusts at June 30, 2022 and December 31, 2021, respectively)	4,656,338	8,136,817
Derivative assets, at fair value	153,607	194,665
Servicing rights, at fair value (includes $484,393 and $400,678 pledged to creditors in securitization trusts at June 30, 2022 and December 31, 2021, respectively)	2,213,700	2,006,712
Trading securities, at fair value	105,308	72,874
Property and equipment, net	111,443	104,262
Operating lease right-of-use assets	48,443	55,646
Prepaid expenses and other assets	140,145	140,315
Loans eligible for repurchase	506,454	363,373
Investments in joint ventures	18,408	18,553
Goodwill and intangible assets, net	—	42,317
Total assets	$9,195,187	$11,812,313
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$4,265,343	$7,457,199
Accounts payable, accrued expenses and other liabilities	643,144	624,444
Derivative liabilities, at fair value	72,758	37,797
Liability for loans eligible for repurchase	506,454	363,373
Operating lease liability	66,485	71,932
Debt obligations, net	2,427,140	1,628,208
Total liabilities	7,981,324	10,182,953
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 65,257,349 and 38,060,302 issued at June 30, 2022 and December 31, 2021, respectively	$65	$38
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at June 30, 2022 and December 31, 2021, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 152,191,394 and 172,729,168 issued at June 30, 2022 and December 31, 2021, respectively	152	173
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 100,822,084 issued at June 30, 2022 and December 31, 2021, respectively	97	101
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at June 30, 2022 and December 31, 2021, respectively	—	—
Treasury stock at cost, 1,664,301 and 1,593,366 shares at June 30, 2022 and December 31, 2021, respectively	(13,087)	(12,852)
Additional paid-in capital	762,635	565,073
Retained deficit	(205,235)	(28,976)
Noncontrolling interest	669,236	1,105,803
Total equity	1,213,863	1,629,360
Total liabilities and equity	$9,195,187	$11,812,313
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Interest income	$62,722	$61,874	$115,687	$116,605
Interest expense	(39,923)	(54,848)	(79,813)	(108,346)
Net interest income	22,799	7,026	35,874	8,259

Gain on origination and sale of loans, net	146,562	692,479	509,692	1,826,054
Origination income, net	39,108	92,624	98,181	194,223
Servicing fee income	117,326	94,742	228,385	177,309
Change in fair value of servicing rights, net	(33,507)	(145,098)	(101,890)	(188,733)
Other income	16,351	38,141	41,707	78,810
Total net revenues	308,639	779,914	811,949	2,095,922

EXPENSES:
Personnel expense	296,569	470,125	642,563	1,073,861
Marketing and advertising expense	60,837	114,133	162,350	223,759
Direct origination expense	33,996	50,017	87,153	96,993
General and administrative expense	63,927	48,654	113,675	99,972
Occupancy expense	9,388	9,283	18,784	19,270
Depreciation and amortization	11,323	8,686	21,867	17,139
Servicing expense	10,741	27,241	32,252	53,851
Other interest expense	33,140	21,266	47,533	34,438
Goodwill impairment	40,736	—	40,736	—
Total expenses	560,657	749,405	1,166,913	1,619,283

(Loss) income before income taxes	(252,018)	30,509	(354,964)	476,639
Income tax (benefit) expense	(28,196)	4,225	(39,823)	22,502
Net (loss) income	(223,822)	26,284	(315,141)	454,137
Net (loss) income attributable to noncontrolling interests	(122,894)	17,723	(179,472)	400,701
Net (loss) income attributable to loanDepot, Inc.	$(100,928)	$8,561	$(135,669)	$53,436

(Loss) earnings per share:
Basic	$(0.66)	$0.07	$(0.93)	$0.42
Diluted	$(0.66)	$0.07	$(0.93)	$0.42

Weighted average shares outstanding:
Basic	153,822,380	126,726,876	146,415,135	126,392,949
Diluted	153,822,380	126,726,876	146,415,135	126,392,949

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock issued			Common stock $			Treasury Shares	Additional paid-in capital	Retained Earnings (Deficit)	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at March 31, 2021	6,643,187	179,746,190	119,694,200	$7	$180	$119	$—	$561,494	$42,412	$1,169,746	$1,773,958
Deferred taxes and other tax adjustments associated with the Reorganization and IPO	—	—	—	—	—	—	—	370	—	—	370
Net issuance of common shares under stock based compensation plans	5,897,899	1,521,965	(4,715,556)	6	1	(4)	—	(3)	—	—	—
Dividends to Class A and Class D shareholders ($0.69 per share)	—	—	—	—	—	—	—	—	(36,062)	(51,938)	(88,000)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(56,497)	(81,368)	(137,865)
Stock-based compensation	—	—	—	—	—	—	—	797	—	1,138	1,935
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(3,235)	(4,613)	(7,848)
Net income	—	—	—	—	—	—	—	—	8,561	17,723	26,284
Balance at June 30, 2021	12,541,086	181,268,155	114,978,644	$13	$181	$115	$—	$562,658	$(44,821)	$1,050,688	$1,568,834

Balance at March 31, 2022	43,600,418	170,690,888	97,026,671	$45	$171	$97	$(13,015)	$656,267	$(77,151)	$944,755	$1,511,169
Deferred taxes and other tax adjustments associated with the Reorganization and IPO	—	—	—	—	—	—	—	(18,426)	—	—	(18,426)
Net issuance of common stock under stock-based compensation plans	19,992,630	(18,499,494)	—	20	(19)	—	(72)	122,452	—	(122,453)	(72)
Forfeiture of dividends on unvested Class A RSUs	—	—	—	—	—	—	—	—	37	45	82
Stock-based compensation	—	—	—	—	—	—	—	2,342	—	2,369	4,711
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(27,193)	(32,586)	(59,779)
Net loss	—	—	—	—	—	—	—	—	(100,928)	(122,894)	(223,822)
Balance at June 30, 2022	63,593,048	152,191,394	97,026,671	$65	$152	$97	$(13,087)	$762,635	$(205,235)	$669,236	$1,213,863

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock issued			Common stock $			Treasury Stock	Additional paid-in capital	Retained Earnings (Deficit)	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2020	—	—	—	$—	$—	$—	$—	$—	$—	$1,656,613	$1,656,613
Distributions prior to the Reorganization	—	—	—	—			—	—	—	(160,617)	(160,617)
Equity compensation prior to the Reorganization	—	—	—	—			—	—	—	338	338
Net income prior to the Reorganization	—	—	—	—			—	—	—	294,598	294,598
Deferred taxes and other tax adjustments associated with the Reorganization and IPO	—	—	—	—	—	—	—	(203,370)	—	—	(203,370)
Effect of the Reorganization	2,215,687	181,789,329	121,368,600	2	182	121	—	740,629	—	(740,934)	—
Effect of the IPO	3,850,000	(2,394,000)	(1,456,000)	4	(2)	(2)	—	—	—	—	—
Effect of the Greenshoe	577,500	(359,100)	(218,400)	1	(1)	—	—	—	—	—	—
Net issuance of common stock under stock-based compensation plans	5,897,899	2,231,926	(4,715,556)	6	2	(4)	—	(4)	—	—	—
Dividends to Class A and Class D shareholders ($0.69 per share)	—	—	—	—	—	—	—	—	(36,062)	(51,938)	(88,000)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(56,497)	(81,368)	(137,865)
Stock-based compensation	—	—	—	—	—	—	—	25,403	—	36,011	61,414
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(5,698)	(8,118)	(13,816)
Net income subsequent to the Reorganization and IPO	—	—	—	—	—	—	—	—	53,436	106,103	159,539
Balance at June 30, 2021	12,541,086	181,268,155	114,978,644	$13	$181	$115	$—	$562,658	$(44,821)	$1,050,688	$1,568,834

Balance at December 31, 2021	36,466,936	172,729,168	100,822,084	$38	$173	$101	$(12,852)	$565,073	$(28,976)	$1,105,803	$1,629,360
Deferred taxes and other tax adjustments associated with the Reorganization and IPO	—	—	—	—	—	—	—	(17,744)	—	—	(17,744)
Net issuance of common stock under stock-based compensation plans	27,126,112	(20,537,774)	(3,795,413)	27	(21)	(4)	(235)	211,930	—	(211,932)	(235)
Dividends to Class A and Class D shareholders ($0.08 per share)	—	—	—	—	—	—	—	—	(5,273)	(6,397)	(11,670)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(6,338)	(7,665)	(14,003)
Stock-based compensation	—	—	—	—	—	—	—	3,376	—	3,645	7,021
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(28,979)	(34,746)	(63,725)
Net loss	—	—	—	—	—	—	—	—	(135,669)	(179,472)	(315,141)
Balance at June 30, 2022	63,593,048	152,191,394	97,026,671	$65	$152	$97	$(13,087)	$762,635	$(205,235)	$669,236	$1,213,863
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(315,141)	$454,137
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	21,867	17,139
Amortization of operating lease right-of-use asset	11,272	11,594
Amortization of debt issuance costs	8,067	6,744
Gain on origination and sale of loans	(809,990)	(2,041,979)
Gain on sale of servicing rights	(20,041)	(11,478)
Fair value change in trading securities	13,883	—
Provision for loss obligation on sold loans and servicing rights	108,120	5,752
(Decrease) increase in provision for deferred income taxes	(39,643)	202,871
Fair value change in derivative assets	191,682	303,639
Fair value change in derivative liabilities	34,961	(109,364)
Premium (paid) received on derivatives	(150,624)	5,061
Purchase of options contracts	—	(10,383)
Fair value change in loans held for sale	174,519	33,191
Fair value change in servicing rights	(154,290)	122,120
Stock-based compensation expense	7,021	61,752
Originations of loans	(37,142,855)	(75,814,894)
Proceeds from sales of loans	40,992,588	75,281,888
Proceeds from principal payments	100,885	66,506
Payments to investors for loan repurchases	(376,387)	(671,166)
Gain on extinguishment of debt	(10,528)	—
Goodwill impairment	40,736	—
Disbursements from joint ventures	4,565	5,790
Other changes in operating assets and liabilities	(19,739)	(189,193)
Net cash provided by (used in) operating activities	2,670,928	(2,270,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(28,844)	(30,400)
Proceeds from sale of servicing rights	387,968	176,995
Cash flows received on trading securities	4,109	—
Investments in joint ventures	(350)	(1,115)
Return of capital from joint ventures	—	189
Net cash flows provided by investing activities	362,883	145,669

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$42,522,401	$85,132,551
Repayment of borrowings on warehouse and other lines of credit	(45,714,257)	(83,211,614)
Proceeds from debt obligations	2,099,247	1,044,221
Payments on debt obligations	(1,290,746)	(276,947)
Payments of debt issuance costs	(4,135)	(13,913)
Payments on financing lease obligation	—	(1,367)
Treasury stock purchased to net settle and withhold taxes on vested shares	(235)	—
Dividends and shareholder distributions	(117,107)	(400,298)
Net cash (used in) provided by financing activities	(2,504,832)	2,272,633

Net change in cash and cash equivalents and restricted cash	528,979	148,029

Cash and cash equivalents and restricted cash at beginning of the period	620,596	488,689

Cash and cash equivalents and restricted cash at end of the period	$1,149,575	$636,718

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$120,060	$126,497
Income taxes	24,223	7,628

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$8,656	$5,285
Trading securities retained in securitizations	50,426	16,757
Purchase of equipment under financing leases	—	168

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS, PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

Nature of Operations

loanDepot, Inc. was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings Group, LLC (“LD Holdings”) and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” loanDepot, Inc. is a holding company and its sole material asset is its equity interest in LD Holdings. As of June 30, 2022 the consolidated subsidiaries of LD Holdings included loanDepot.com, LLC, (“LDLLC”), Artemis Management, LLC (“ART”), LD Settlement Services, LLC (“LDSS”), mello Holdings, LLC (“Mello”), and mello Credit Strategies LLC (“MCS”). Unless otherwise noted or indicated by the context, the term, the “Company,” refers (1) prior to the consummation of the IPO to LD Holdings and its consolidated subsidiaries, and (2) after the IPO to loanDepot, Inc. and its consolidated subsidiaries, including LD Holdings.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management has made significant estimates in certain areas, including determining the fair value of loans held for sale, servicing rights, derivative assets and derivative liabilities, trading securities, awards granted under the incentive equity plan, determining the loan loss obligation on sold loans and MSRs, and goodwill impairment. Actual results could differ from those estimates.

Concentration of Risk

The Company has concentrated its credit risk for cash by maintaining deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 23% of total loan originations for the six months ended June 30, 2022.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 32%, 27%, and 19% of the Company’s loan sales for the six months ended June 30, 2022. No other investors accounted for more than 5% of the loan sales for the six months ended June 30, 2022.

The Company funds loans through warehouse and other lines of credit. As of June 30, 2022, 14% and 15% of the Company's warehouse lines were payable to two separate lenders.

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

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	June 30, 2022
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$954,930	$954,930	$—	$—
Restricted cash	194,645	194,645	—	—
Loans held for sale, at fair value	4,656,338	—	4,656,338	—
Derivative assets, at fair value	153,607	—	61,721	91,886
Servicing rights, at fair value	2,213,700	—	—	2,213,700
Trading securities, at fair value	105,308	—	105,308	—
Loans eligible for repurchase	506,454	—	506,454	—

Liabilities
Warehouse and other lines of credit	$4,265,343	$—	$4,265,343	$—
Derivative liabilities, at fair value	72,758	14,859	23,618	34,281
Servicing rights, at fair value	9,107	—	—	9,107
Debt obligations:
Secured credit facilities	1,237,269	—	1,239,841	—
Term Notes	199,415	—	200,000	—
Senior Notes	990,456	—	657,453	—
Liability for loans eligible for repurchase	506,454	—	506,454	—

	December 31, 2021
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$419,571	$419,571	$—	$—
Restricted cash	201,025	201,025	—	—
Loans held for sale, at fair value	8,136,817	—	8,136,817	—
Derivative assets, at fair value	194,665	4,924	5,358	184,383
Servicing rights, at fair value	2,006,712	—	—	2,006,712
Trading securities, at fair value	72,874	—	72,874	—
Loans eligible for repurchase	363,373	—	363,373	—

Liabilities
Warehouse and other lines of credit	$7,457,199	$—	$7,457,199	$—
Derivative liabilities, at fair value	37,797	31,070	2,964	3,763
Servicing rights, at fair value	7,310	—	—	7,310
Debt obligations:
Secured credit facilities	343,759	—	345,596	—
Term Notes	199,133	—	200,000	—
Senior Notes	1,085,316	—	1,057,977	—
Liability for loans eligible for repurchase	363,373	—	363,373	—

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	June 30, 2022
	Recurring Fair Value Measurements of Assets and Liabilities Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$4,656,338	$—	$4,656,338
Trading securities	—	105,308	—	105,308
Derivative assets:
Interest rate lock commitments	—	—	91,886	91,886
Forward sale contracts	—	43,926	—	43,926
MBS put options	—	17,795	—	17,795
Servicing rights	—	—	2,213,700	2,213,700
Total assets at fair value	$—	$4,823,367	$2,305,586	$7,128,953
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$34,281	$34,281
Interest rate swap futures	5,746	—	—	5,746
Forward sale contracts	—	10,694	—	10,694
Put options on treasuries	9,113	—	—	9,113
MBS put options	—	12,924	—	12,924
Servicing rights	—	—	9,107	9,107
Total liabilities at fair value	$14,859	$23,618	$43,388	$81,865

	December 31, 2021
	Recurring Fair Value Measurements of Assets and Liabilities Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$8,136,817	$—	$8,136,817
Trading securities	—	72,874	—	72,874
Derivative assets:
Interest rate lock commitments	—	—	184,383	184,383
Forward sale contracts	—	5,358	—	5,358
Interest rate swap futures	4,924	—	—	4,924
Servicing rights	—	—	2,006,712	2,006,712
Total assets at fair value	$4,924	$8,215,049	$2,191,095	$10,411,068
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$3,763	$3,763
Forward sale contracts	—	2,964	—	2,964
Put options on treasuries	31,070	—	—	31,070
Servicing rights	—	—	7,310	7,310
Total liabilities at fair value	$31,070	$2,964	$11,073	$45,107

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net

Balance at beginning of period	$12,000	$2,078,187	$180,620	$1,999,402
Total net gains or losses included in earnings (realized and unrealized)	114,197	212,777	257,154	624,546
Sales and settlements
Sales	—	(86,371)	—	(419,355)
Settlements (1)	(38,536)	—	(271,458)	—
Transfers of IRLCs to closed loans	(30,056)	—	(108,711)	—
Balance at end of period	$57,605	$2,204,593	$57,605	$2,204,593
(1)Funded amount for IRLCs.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net

Balance at beginning of period	$246,778	$1,766,088	$647,045	$1,124,302
Total net gains or losses included in earnings (realized and unrealized)	720,422	203,937	1,108,970	846,359
Sales and settlements
Sales	—	(193,630)	—	(194,266)
Settlements (1)	(432,748)	—	(1,026,450)	—
Transfers of IRLCs to closed loans	(201,371)	—	(396,484)	—
Balance at end of period	$333,081	$1,776,395	$333,081	$1,776,395
(1)Funded amount for IRLCs.

The following presents the gains and losses included in earnings relating to the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	IRLCs, net (1)	Servicing Rights, net(2)	IRLCs, net (1)	Servicing Rights, net(3)

Total net gains (losses) included in earnings	$45,605	$212,777	$(123,015)	$624,546

Change in unrealized gains relating to assets and liabilities still held at period end	$57,605	$215,835	$57,605	$615,444

(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $180.5 million in gains included in gain on origination and sale of loans, net and $32.3 million of gains included in change in fair value of servicing rights, net, for the three months ended June 30, 2022.
(3)Includes $450.2 million in gains included in gain on origination and sale of loans, net and $174.3 million of gains included in change in fair value of servicing rights, net, for the six months ended June 30, 2022.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	IRLCs, net (1)	Servicing Rights, net(2)	Interest Rate Lock Commitments(1)	Servicing Rights, net(3)

Total net gains (losses) included in earnings	$86,303	$203,937	$(313,964)	$846,359

Change in unrealized gains relating to assets and liabilities still held at period end	$333,081	$296,555	$333,081	$1,038,347
(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $427.5 million in gains included in gain on origination and sale of loans, net and $223.5 million in losses included in change in fair value of servicing rights, net, for the three months ended June 30, 2021.
(3)Includes $957.0 million in gains included in gain on origination and sale of loans, net and $110.6 million of losses included in change in fair value of servicing rights, net, for the six months ended June 30, 2021.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	June 30, 2022				December 31, 2021
Unobservable Input	Range of inputs			Weighted Average (2)	Range of inputs			Weighted Average (2)
IRLCs:
Pull-through rate	1.0%	-	99.9%	80.2%	0.3%	-	99.3%	74.2%

Servicing rights
Discount rate(1)	4.6%	-	10.5%	6.2%	4.5%	-	9.0%	5.8%
Prepayment rate(1)	5.4%	-	14.9%	7.2%	8.4%	-	18.7%	10.2%
Cost to service (per loan)	$63	-	$136	$85	$70	-	$114	$82
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of June 30, 2022 or December 31, 2021.

Financial Statement Items Measured at Amortized Cost

Warehouse and other lines of credit - The Company’s warehouse and other lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse and other lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, Term Notes, and Senior Notes. The Company’s secured credit facilities and Term Notes accrue interest at a stated rate of 30-day or 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of June 30, 2022 and December 31, 2021. Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 were estimated using the quoted market prices at June 30, 2022. The debt obligations are classified as Level 2 in the fair value hierarchy.

NOTE 3 – BALANCE SHEET NETTING

Certain derivatives, loan warehouse and repurchase agreements are subject to master netting arrangements or similar agreements. In certain circumstances the Company may elect to present certain financial assets, liabilities, and related collateral subject to master netting arrangements in a net position on the consolidated balance sheets.

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments with fair value that exceeded the liability amount recorded on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$100,202	$(56,276)	$43,926	$—	$(40,606)	$3,320
MBS put options	17,795	—	17,795	—	—	17,795
Total Assets	$117,997	$(56,276)	$61,721	$—	$(40,606)	$21,115

Liabilities:
Forward sale contracts	$66,970	$(56,276)	$10,694	$—	$(1,947)	$8,747
Put options on treasuries	9,113	—	9,113	—	—	9,113
MBS put options	12,924	—	12,924	—	—	12,924
Interest rate swap futures	5,746	—	5,746	—	—	5,746
Warehouse and other lines of credit	4,265,343	—	4,265,343	(4,265,343)	—	—
Secured debt obligations (1)	1,439,841	—	1,439,841	(1,439,841)	—	—
Total Liabilities	$5,799,937	$(56,276)	$5,743,661	$(5,705,184)	$(1,947)	$36,530
(1)Secured debt obligations as of June 30, 2022 included secured credit facilities and Term Notes.

	December 31, 2021
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$29,497	$(24,139)	$5,358	$—	$(1,447)	$3,911
Interest rate swap futures	4,924	—	4,924	—	—	4,924
Total Assets	$34,421	$(24,139)	$10,282	$—	$(1,447)	$8,835

Liabilities:
Forward sale contracts	$27,103	$(24,139)	$2,964	$—	$(1,736)	$1,228
Put options on treasuries	31,070	—	31,070	—	—	31,070
Warehouse and other lines of credit	7,457,199	—	7,457,199	(7,457,199)	—	—
Secured debt obligations (1)	545,596	—	545,596	(545,596)	—	—
Total Liabilities	$8,060,968	$(24,139)	$8,036,829	$(8,002,795)	$(1,736)	$32,298
(1)Secured debt obligations as of December 31, 2021 included secured credit facilities and Term Notes.
The Company has entered into agreements with counterparties, which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. In certain circumstances, the Company is required to provide certain counterparties financial instruments and cash collateral against derivative financial instruments, warehouse and other lines of credit, or debt obligations. Cash collateral is held in margin accounts and included in restricted cash on the Company's consolidated balance sheets.

NOTE 4 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type of loan as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Conforming - fixed	$3,018,321	64%	$4,881,222	61%
Conforming - ARM	26,694	1	351,408	4
Government - fixed	1,003,598	21	1,156,890	15
Government - ARM	6,951	—	10,906	—
Other - residential mortgage loans	648,560	14	1,576,858	20
Consumer loans	1,819	—	1,942	—
	4,705,943	100%	7,979,226	100%
Fair value adjustment	(49,605)		157,591
Total	$4,656,338		$8,136,817

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$6,558,668	$8,787,756	$8,136,817	$6,955,424
Origination and purchase of loans	15,769,229	34,413,319	37,142,855	75,814,894
Sales	(17,876,229)	(34,294,254)	(40,681,596)	(74,213,668)
Repurchases	194,650	111,385	333,666	663,700
Principal payments	(40,598)	(43,206)	(100,885)	(66,506)
Fair value gain (loss)	50,618	145,653	(174,519)	(33,191)
Balance at end of period	$4,656,338	$9,120,653	$4,656,338	$9,120,653

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Discount) premium from loan sales	$(437,194)	$407,314	$(673,291)	$877,887
Servicing rights	180,455	427,458	450,215	957,002
Unrealized losses from derivative assets and liabilities	(190,545)	(510,788)	(31,803)	(182,467)
Realized gains from derivative assets and liabilities	553,834	250,912	902,875	350,548
Discount points, rebates and lender paid costs	71,767	(28,603)	131,834	(143,458)
Fair value gain (loss)	50,618	145,653	(174,519)	(33,191)
Provision for loan loss obligation for loans sold	(82,373)	533	(95,619)	(267)
Total gain on origination and sale of loans, net	$146,562	$692,479	$509,692	$1,826,054

The Company had $23.7 million and $28.8 million of loans held for sale on non-accrual status as of June 30, 2022 and December 31, 2021, respectively.

NOTE 5 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	June 30, 2022	December 31, 2021
Conventional	$120,545,854	$127,270,097
Government	34,671,158	34,842,868
Total servicing portfolio	$155,217,012	$162,112,965

A summary of the unpaid principal balance underlying servicing rights is as follows:

	June 30, 2022	December 31, 2021
Current loans	$153,367,435	$160,302,966
Loans 30 - 89 days delinquent	520,963	504,467
Loans 90 or more days delinquent or in foreclosure	1,328,614	1,305,532
Total servicing portfolio (1)	$155,217,012	$162,112,965
(1)At June 30, 2022 and December 31, 2021 0.4% and 0.6%, respectively, of the servicing portfolio was in forbearance as a result of payment relief efforts afforded to borrowers as a result of the Coronavirus Aid, Relief, and Economic Security Act and other regulatory guidance.

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$2,078,187	$1,766,088	$1,999,402	$1,124,302
Additions	180,455	427,458	450,215	957,001
Sales proceeds, net	(86,464)	(182,113)	(399,314)	(182,788)
Changes in fair value:
Due to changes in valuation inputs or assumptions	98,795	(129,267)	297,792	101,757
Due to collection/realization of cash flows	(66,380)	(105,771)	(143,502)	(223,877)
Balance at end of period	$2,204,593	$1,776,395	$2,204,593	$1,776,395

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual servicing fees	$113,824	$92,164	$222,650	$171,734
Late, ancillary and other fees	3,502	2,578	5,735	5,575
Servicing fee income	$117,326	$94,742	$228,385	$177,309

The following is a summary of the components of changes in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Changes in fair value:
Due to changes in valuation inputs or assumptions	$98,795	$(129,267)	$297,792	$101,757
Due to collection/realization of cash flows	(66,380)	(105,771)	(143,502)	(223,877)
Realized (losses) gains on sales of servicing rights	(2,493)	6,089	7,540	5,992
Net (loss) gain from derivatives hedging servicing rights	(63,429)	83,851	(263,720)	(72,605)
Changes in fair value of servicing rights, net	$(33,507)	$(145,098)	$(101,890)	$(188,733)

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	June 30, 2022	December 31, 2021
Fair Value of Servicing Rights, net	$2,204,593	$1,999,402
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(79,165)	(85,066)
Increase 2%	(152,847)	(163,255)
Cost of Servicing:
Increase 10%	(19,008)	(20,843)
Increase 20%	(38,045)	(41,727)
Prepayment Speed:
Increase 10%	(29,614)	(76,532)
Increase 20%	(58,466)	(148,556)

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

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
June 30, 2022:
Interest rate lock commitments	$5,120,259	Derivative asset, at fair value	$91,886	$—
Interest rate lock commitments	2,569,129	Derivative liabilities, at fair value	—	34,281

Forward sale contracts	17,168,753	Derivative asset, at fair value	43,926	—
Forward sale contracts	2,335,109	Derivative liabilities, at fair value	—	10,694

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	3,500	Derivative liabilities, at fair value	—	9,113

MBS put options	2,150,000	Derivative asset, at fair value	17,795	—
MBS put options	1,300,000	Derivative liabilities, at fair value	—	12,924

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	3,339	Derivative liabilities, at fair value	—	5,746
		Total derivative financial instruments	$153,607	$72,758

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2021:
Interest rate lock commitments	$11,530,721	Derivative asset, at fair value	$184,383	$—
Interest rate lock commitments	1,125,911	Derivative liabilities, at fair value	—	3,763

Forward sale contracts	19,482,705	Derivative asset, at fair value	5,358	—
Forward sale contracts	13,171,462	Derivative liabilities, at fair value	—	2,964

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	16,980	Derivative liabilities, at fair value	—	31,070

Interest rate swap futures	2,640	Derivative asset, at fair value	4,924	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$194,665	$37,797

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	Statements of Operations Location	2022	2021	2022	2021
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$45,605	$86,303	$(123,015)	$(313,964)
Forward sale contracts	Gain on origination and sale of loans, net	297,939	(317,263)	962,458	507,082
Interest rate swap futures	Gain on origination and sale of loans, net	(50,848)	(22,217)	(84,530)	(52,208)
Put options	Gain on origination and sale of loans, net	70,593	(6,699)	116,159	27,171
Forward sale contracts	Change in fair value of servicing rights, net	(23,399)	33,925	(97,627)	(79,004)
Interest rate swap futures	Change in fair value of servicing rights, net	(38,916)	48,194	(165,579)	7,178
Put options	Change in fair value of servicing rights, net	(1,114)	1,732	(514)	(779)
Total realized and unrealized gains (losses) on derivative financial instruments		$299,860	$(176,025)	$607,352	$95,476

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the Company’s activity related to goodwill is as follows.

	Goodwill	Other intangible assets	Total
Balance, December 31, 2021	$40,736	$1,581	$42,317
Amortization	—	(205)	(205)
Impairment loss	(40,736)	(1,376)	(42,112)
Balance, June 30, 2022	$—	$—	$—

	Goodwill	Other intangible assets	Total
Balance, December 31, 2020	$40,736	$2,090	$42,826
Amortization	—	(255)	(255)
Balance June 30, 2021	$40,736	$1,835	$42,571

The Company performs its annual assessment of possible impairment of goodwill and intangible assets as of December 31, or more frequently if events and circumstances indicate that impairment may have occurred. The Company compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

During the three months ended June 30, 2022, the Company performed an interim impairment test due to the impact of rising interest rates on the mortgage industry and the Company’s recent stock performance. The evaluation of goodwill included a market based and income based approach. Based upon the results of this evaluation, an impairment charge of $40.7 million was recognized, driven predominantly by a significant decline in our market capitalization.

In addition to goodwill, the Company had other intangible assets related to trademarks associated with prior acquisitions. The Company reviews intangible assets for possible impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. The factors outlined in the goodwill impairment discussion above triggered an interim impairment evaluation of other intangible assets during the three months ended June 30, 2022. Based upon the results of this evaluation, an impairment charge of $1.4 million was recognized.

NOTE 8 – VARIABLE INTEREST ENTITIES

The determination of whether the assets and liabilities of the VIEs are consolidated or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement, if any, with the VIE. The Company is deemed the primary beneficiary and therefore consolidates VIEs for which it has both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) benefits, as defined, from the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. The Company did not provide any non-contractual financial support to VIEs for the six months ended June 30, 2022 and year ended December 31, 2021.

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

The Company consolidates securitization facilities that finance mortgage loans held for sale, and SPEs established as trusts to finance mortgage servicing rights and servicing advance receivables. The Company sells assets to a securitization or trust, which issues beneficial interests which are collateralized by the transferred assets and entitle the investors to specified cash flows generated therefrom. The Company may retain beneficial interests in the assets sold. The Company’s economic exposure to loss from outstanding third-party financing is generally limited to the carrying value of the assets financed. The Company has retained risks in the securitizations including customary representations and warranties. For securitization facilities, the Company, as seller, has an option to prepay and to redeem outstanding classes of issued notes at the Company’s discretion after a set time period has elapsed. The Company generally has discretion regarding when or if it will exercise these options, but would do so only when it was in the Company’s best interest. The Company’s exposure to these entities is primarily through its role as seller, servicer, and administrator. Servicing functions include, but are not limited to, general collection activity on current and noncurrent accounts, loss mitigation efforts including repossession and sale of collateral, as well as preparing and furnishing statements. The Company also holds certain conditional repurchase options specific to these securitizations that allow it to repurchase assets from the securitization entity.

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

	June 30, 2022	December 31, 2021
Assets
Loans held for sale, at fair value	$1,800,968	$2,557,490
Restricted cash	67,998	100,494
Servicing rights, at fair value	484,393	400,678
Prepaid expenses and other assets	37,349	17,756
	$2,390,708	$3,076,418

Liabilities
Warehouse and other lines of credit	$1,800,000	$2,600,000
Debt obligations, net:
MSR Facilities	114,711	15,000
Servicing advance facilities	32,739	15,070
Term notes	199,415	199,133
	$2,146,865	$2,829,203

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	June 30, 2022
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$105,308	$—	$105,308	$2,376,297
Investments in joint ventures	18,408	—	18,408	15,061
	$123,716	$—	$123,716

	December 31, 2021
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$72,874	$—	$72,874	$1,424,857
Investments in joint ventures	18,553	—	18,553	20,783
	$91,427	$—	$91,427

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated income statements. As of June 30, 2022, the remaining principal balance of loans transferred to these securitization trusts was $2.4 billion of which $0.5 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builder s, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $4.2 million and $6.2 million for the three and six months ended June 30, 2022, respectively, and $2.9 million and $5.1 million for the three and six months ended June 30, 2021, respectively, and is included in other income in the consolidated statements of operations.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At June 30, 2022, the Company was a party to 14 revolving lines of credit with lenders providing $9.9 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of June 30, 2022, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.02% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines are scheduled to expire through 2023 under one or two year terms. The securitization facilities are scheduled to expire through 2024 under two to three year terms. All warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of June 30, 2022 and December 31, 2021, there was $7.0 million and $8.0 million, respectively, held in these accounts which are recorded as a component of restricted cash on the consolidated balance sheets.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. As of June 30, 2022, the Company amended certain warehouse lines related to certain profitability covenants, following which the Company was in compliance with those financial covenants.

Securitization Facilities

In October 2020, the Company issued notes through a securitization facility (“2020-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2020-1 Securitization Facility is secured by newly originated, first-lien, residential mortgage loans eligible for purchase by Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2020-1 Securitization Facility issued $600.0 million in notes and certificates that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2020-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default. In March 2022, the Company exercised its right to optional prepayment in full and terminated the 2020-1 Securitization Facility.

In December 2020, the Company issued notes through an additional securitization facility (“2020-2 Securitization Facility”) backed by a revolving warehouse line of credit. The 2020-2 Securitization Facility is secured by newly originated, first-lien, fixed rate residential mortgage loans eligible for purchase by the GSEs or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2020-2 Securitization Facility issued $500.0 million in notes and certificates that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2020-2 Securitization Facility will terminate on the earlier of (i) the three year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full and (iii) the date of the occurrence and continuance of an event of default. In March 2022, the Company exercised its right to optional prepayment and paid-off $200.0 million in notes and certificates. At June 30, 2022, $300.0 million was outstanding in the 2020-2 Securitization Facility.

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

The following table presents information on warehouse borrowings and the outstanding balance as of June 30, 2022 and December 31, 2021:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	June 30, 2022	December 31, 2021
Facility 1(1)	$400,000	$1,100,000	$1,500,000	10/29/2022	$643,618	$851,088
Facility 2(2)	—	600,000	600,000	9/26/2022	160,471	295,743
Facility 3	—	500,000	500,000	4/18/2023	146,580	459,018
Facility 4	—	900,000	900,000	11/14/2022	325,842	266,230
Facility 5(2)	—	200,000	200,000	N/A	852	391
Facility 6(2)	100,000	1,000,000	1,100,000	10/10/2022	149,623	583,449
Facility 7(3)	750,000	750,000	1,500,000	5/5/2023	609,506	1,410,367
Facility 8	—	750,000	750,000	N/A	148,592	361,783
Facility 9(4)(5)	—	—	—	10/25/2022	—	600,000
Facility 10(4)	300,000	—	300,000	12/17/2023	300,000	500,000
Facility 11(2)(6)	—	500,000	500,000	9/23/2022	76,629	263,516
Facility 12(4)	500,000	—	500,000	2/2/2024	500,000	500,000
Facility 13(4)	500,000	—	500,000	4/23/2024	500,000	500,000
Facility 14	—	500,000	500,000	9/22/2022	203,630	365,614
Facility 15(4)	500,000	—	500,000	10/21/2024	500,000	500,000
Total	$3,050,000	$6,800,000	$9,850,000		$4,265,343	$7,457,199
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(3)In addition to the outstanding balance secured by mortgage loans, the Company has $114.7 million outstanding to finance servicing rights included within debt obligations in the consolidated balance sheets.
(4)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.
(5)This facility was prepaid and terminated in March 2022.
(6)This facility was prepaid and terminated in July 2022.

The following table presents certain information on warehouse borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Maximum outstanding balance during the period	$6,407,547	$9,180,276	$7,672,559	$9,180,276
Average balance outstanding during the period	4,928,772	8,164,737	5,605,996	7,838,140
Collateral pledged (loans held for sale)	4,408,362	8,919,427	4,408,362	8,919,427
Weighted average interest rate during the period	2.60%	2.21%	2.27%	2.27%

NOTE 10 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$1,105,630	$262,250
Securities financing facilities	98,900	66,439
Servicing advance facilities	32,739	15,070
Total secured credit facilities	1,237,269	343,759
Term Notes	199,415	199,133
Total secured debt obligations, net	1,436,684	542,892
Unsecured debt obligations, net:
Senior Notes	990,456	1,085,316
Total debt obligations, net	$2,427,140	$1,628,208

Certain of the Company’s secured debt obligations require us to satisfy financial covenants including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company obtained amendments or received waivers relating to certain profitability covenants. As a result, the Company was in compliance with all such financial covenants as of June 30, 2022.

Secured Credit Facilities

Secured credit facilities include revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In October 2014, the Company entered into a $25.0 million credit facility to finance servicing rights and for other working capital needs and general corporate purposes. The Company has entered into subsequent amendments to increase and decrease the size of the facility and extend the maturity date. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $365.7 million as of June 30, 2022 and accrues interest at a base rate per annum of 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. As of June 30, 2022, there was $268.0 million outstanding on this facility with a maturity of June 2023. At June 30, 2022, capacity under the facility was $268.0 million. Advances for servicing rights are determined using a borrowing base formula calculated against the fair market value of the pledged servicing rights.

In December 2021, the Company entered into a credit facility agreement which provides $300.0 million in borrowing capacity, with an option to increase up to $500.0 million upon mutual consent, available to the Company. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $600.9 million as of June 30, 2022, and bears interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum. At June 30, 2022, there was $300.0 million outstanding on this facility and $0.4 million in unamortized deferred financing costs.

In January 2022, the Company entered into a credit facility agreement which provides $500.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $711.2 million as of June 30, 2022 and bears interest at SOFR, or other alternative base rate, plus a margin per annum. At June 30, 2022, there was $425.0 million outstanding on this facility and $1.7 million in unamortized deferred financing costs.

In August 2017, the Company entered into the GMSR Trust to finance Ginnie Mae mortgage servicing rights owned by the Company pursuant to the terms of a base indenture. The Company pledged participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights to the GMSR Trust. The Company is party to an acknowledgment agreement with Ginnie Mae whereby it may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors variable funding notes or one or more series of term notes, in each case secured by the participation certificates. In August 2017, the Company, issued a variable funding note in the initial amount of $65.0 million with a maximum amount of $150.0 million. The variable funding note bears interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum. The Company has entered into subsequent agreements to amend certain terms of the variable funding note and extend the maturity date. In October 2021, the maturity date was extended to November 2022. As of June 30, 2022, there was $114.7 million in variable funding notes outstanding.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 60% and 90% based on classes of the securities and accrue interest at a rate of 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The securities financing facilities are secured by the trading securities which represent our retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of June 30, 2022, the trading securities had a fair value of $105.3 million on the consolidated balance sheets and there was $98.9 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $130.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in September 2022 (unless earlier redeemed in accordance with their terms). The 2020-VF1 Notes are secured by servicing advance receivables made pursuant to Fannie Mae and Freddie Mac requirements and mature in September 2022 (unless earlier redeemed in accordance with their terms). At June 30, 2022, there was $18.9 million in 2020-VF1 Notes outstanding.

In November 2021, the Company, through the GMSR Trust issued two new series of variable funding notes for the financing of principal and interest advance receivables and servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Ginnie Mae. Pursuant to an indenture, the Company can issue up to $150.00 million in variable funding notes secured by principal and interest advance reimbursement or servicing advance reimbursement amounts. The variable funding notes bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum. As of June 30, 2022, there was $14.3 million outstanding balance on the variable funding notes and $0.5 million in unamortized deferred financing costs.

Term Notes

In October 2018, the Company issued the Series 2018-GT1 Term Notes (“Term Notes”) under the GMSR Trust. The Term Notes are secured by certain participation certificates relating to Ginnie Mae mortgage servicing rights that also secure the variable funding notes described above with a fair value of $484.4 million as of June 30, 2022. The Term Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in October 2023 or, if extended pursuant to the terms of the related indenture supplement, October 2025 (unless earlier redeemed in accordance with their terms). At June 30, 2022, there was $200.0 million in Term Notes outstanding and $0.6 million in unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior

Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. At any time prior to November 1, 2022, the Company may redeem some or all of the 2025 Senior Notes at a price equal to 100% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. The Company may also redeem the 2025 Senior Notes, in whole or in part, at any time on or after November 1, 2022 at various redemption prices. In addition, subject to certain conditions at any time prior to November 1, 2022, the Company may redeem up to 40% of the principal amount of the 2025 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.50% of the principal amount of the 2025 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At June 30, 2022, there was $500.0 million in 2025 Senior Notes outstanding and $5.9 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, the Company may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. The Company may also redeem the 2028 Senior Notes, in whole or in part, at any time on or after April 1, 2024 at various redemption prices. In addition, subject to certain conditions at any time prior to April 1, 2024, the Company may redeem up to 40% of the principal amount of the 2028 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the 2028 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. During the first quarter of 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. At June 30, 2022, there was $502.5 million in 2028 Senior Notes outstanding and $6.1 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on 30-day or 90-day LIBOR, or other alternative base rate such as SOFR, plus a margin ranging from 0.70% - 3.50%.

NOTE 11 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. As part of the completion of the IPO, the Company became a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of LD Holdings.

As of June 30, 2022 and December 31, 2021, the Company had a deferred tax asset before any valuation allowance of $0.1 million and $0.4 million, respectively, and a deferred tax liability of $155.1 million and $193.4 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of June 30, 2022 and December 31, 2021 relate to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at June 30, 2022 and December 31, 2021 using the combined federal and state rate (less federal benefit) of 26%. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2022, the Company did not have a valuation allowance on any deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $48.8 million and $32.9 million as of June 30, 2022 and December 31, 2021, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA, refer to Note 15- Commitments and Contingencies, for further information on the TRA liability.

NOTE 12 – RELATED PARTY TRANSACTIONS

In conjunction with its joint ventures, the Company entered into agreements to provide services to the joint ventures for which it receives and pays fees. Services for which the Company earns fees comprise loan processing and administrative services (legal, accounting, human resources, data processing and management information, assignment processing, post-closing, underwriting, facilities management, quality control, management consulting, risk management, promotions, public relations, advertising and compliance with credit agreements). The Company has entered into forward commitments with certain joint ventures to fund loans at specified interest rates for certain loan product types over a set period of time. The Company receives the commitment fee at the time of the commitment and earns the fee at the time of loan funding, The Company also originates eligible mortgage loans referred to it by the joint ventures for which the Company pays the joint ventures a broker fee.

Fees earned, costs incurred, and amounts payable to or receivable from joint ventures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loan processing and administrative services fee income	$4,548	$3,754	$7,878	$7,107
Commitment fee income	1,255	—	1,255	—
Fee income from joint ventures	$5,803	$3,754	$9,133	$7,107

Loan origination broker fees expense	$29,797	$22,258	$49,926	$40,708

	June 30, 2022	December 31, 2021
Amounts (payable) receivable from joint ventures	$(7,922)	$1,855

The Company paid management fees to a shareholder of the Company of $0.2 million during the six months ended June 30, 2021. The Company employed certain individuals who provided services to a shareholder whose salaries totaled $0.1 million during the three and six months ended June 30, 2022 and $0.1 million and $0.2 million during three and six months ended June 30, 2021, respectively. The Company paid consulting fees to a shareholder of the Company of $41,000 during the three months ended June 30, 2021.

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

The noncontrolling interest of $0.7 billion and $1.1 billion as of June 30, 2022 and December 31, 2021, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of June 30, 2022.

Holding Member Interests:	Holdco Units	Ownership Percentage
loanDepot, Inc.	160,619,719	51.35%
Continuing LLC Members	152,191,394	48.65%
Total	312,811,113	100.00%

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
The basic and diluted earnings per share period for the six months ended June 30, 2021 represents the period after February 11, 2021, wherein the Company had outstanding Class A common stock and Class D common stock. There was no Class B common stock outstanding as of June 30, 2022 and 2021. The following table sets forth the calculation of basic and diluted earnings (loss) per share for Class A common stock and Class D common stock:

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	Class A	Class D	Total	Class A	Class D	Total
Net loss attributable to loanDepot, Inc.	$(37,266)	$(63,662)	$(100,928)	$(45,531)	$(90,137)	$(135,669)
Weighted average shares - basic	56,795,709	97,026,671	153,822,380	49,138,217	97,276,918	146,415,135
Loss per share - basic	$(0.66)	$(0.66)	$(0.66)	$(0.93)	$(0.93)	$(0.93)

Diluted loss per share:
Net loss allocated to common stockholders - diluted	$(37,266)	$(63,662)	$(100,928)	$(45,531)	$(90,137)	$(135,668)
Weighted average shares - diluted	56,795,709	97,026,671	153,822,380	49,138,217	97,276,918	146,415,135
Loss per share - diluted	$(0.66)	$(0.66)	$(0.66)	$(0.93)	$(0.93)	$(0.93)

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Class A	Class D	Total	Class A	Class D	Total
Net income attributable to loanDepot, Inc.	$678	$7,883	$8,561	$3,633	$49,803	$53,436
Weighted average shares - basic	10,038,195	116,688,681	126,726,876	8,592,536	117,800,413	126,392,949
Earnings per share - basic	$0.07	$0.07	$0.07	$0.42	$0.42	$0.42

Diluted income per share:
Net income allocated to common stockholders - diluted	$678	$7,883	$8,561	$3,633	$49,803	$53,436
Weighted average shares - diluted	10,038,195	116,688,681	126,726,876	8,592,536	117,800,413	126,392,949
Earnings per share - diluted	$0.07	$0.07	$0.07	$0.42	$0.42	$0.42

For the three and six months ended June 30, 2022, 165,281,304 and 173,245,208 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted loss per share.

For the three and six months ended June 30, 2022, 14,221,221 and 11,914,870 of Class A RSUs and nonqualified stock options were determined to be anti-dilutive, and thus excluded from the computation of diluted loss per share.

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

NOTE 15– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $14.7 million and $21.1 million at June 30, 2022 and December 31, 2021, respectively.

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

Employment Litigation

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. The parties participated in pre-litigation mediation in May 2021. The parties did not resolve the matter at mediation and a complaint was filed with the Superior Court of the State of California, County of Orange on September 21, 2021 and an amended complaint was filed on December 21, 2021. In response, on February 2, 2022 the Company filed a demurrer to the complaint with the Superior Court of the State of California, County of Orange, for failing to state facts sufficient to constitute a cause of action while still vigorously denying the claims within the complaint. On March 24, 2022, the plaintiff filed her opposition to loanDepot’s demurrer. On March 29, 2022, the Company filed its reply to Plaintiff’s opposition. A hearing was held on the Company’s demurrer on May 12, 2022, at the Superior Court of the State of California, County of Orange. The court sustained the Company’s demurrer in full. On June 30, 2022, the Company filed its answer and affirmative defenses to the amended complaint. The plaintiff seeks damages in excess of $75 million. The Company believes this lawsuit is without merit and intends to vigorously defend against it.

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

Regulatory Requirements

The Company is subject to various capital requirements by the U.S. Department of Housing and Urban Development (“HUD”); lenders of the warehouse lines of credit; and secondary markets investors. Failure to maintain minimum capital requirements could result in the inability to participate in HUD-assisted mortgage insurance programs, to borrow funds from warehouse line lenders or to sell or service mortgage loans. As of June 30, 2022, the Company was in compliance with its selling and servicing capital requirements.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of June 30, 2022 and December 31, 2021 approximated $7.7 billion and $12.7 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

Loan Loss Obligation for Sold Loans

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company establishes a loan repurchase reserve for losses associated with repurchase loan obligations if the Company breached a representation or warranty given to the loan purchaser. Additionally, the Company’s loan loss obligation for sold loans includes an estimate for losses associated with early payoffs and early payment defaults. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties, and other provisions for the three and six months ended June 30, 2022 and 2021.

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$41,159	$30,052	$29,877	$33,591
Provision for loan loss obligations	82,373	(533)	95,619	267
Charge-offs	(37,659)	(2,893)	(39,623)	(7,232)
Balance at end of period	$85,873	$26,626	$85,873	$26,626

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $9.8 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively

TRA Liability

As part of the IPO and reorganization, the Company entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $48.8 million and $32.9 million as of June 30, 2022 and December 31, 2021, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc.

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
•Fannie Mae, Freddie Mac and Ginnie Mae. The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

To the extent that these requirements are not met, the Company may be subject to a variety of regulatory actions which could have a material adverse impact on our results of operations and financial condition. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $120.4 million as of June 30, 2022. The Company was in compliance with the net worth, liquidity and other financial requirements of its selling and servicing requirements as of June 30, 2022.

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
The volume of mortgage loan originations associated with home purchases is generally affected by broader economic factors as well as the overall strength of the economy, housing prices, and interest rate fluctuations. Increases in interest rates may affect affordability and the ability for potential home buyers to qualify for a mortgage loan. Purchase mortgage loan origination volume can be subject to seasonal trends as home sales typically rise during the spring and summer seasons and decline in the fall and winter seasons. This is somewhat offset by purchase loan originations sourced from our joint ventures which experience their highest level of activity during November and December as home builders focus on completing and selling homes prior to year-end. Seasonality has less of an impact on mortgage loan refinancing volumes, which are primarily driven by fluctuations in mortgage loan interest rates.
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

When interest rates rise, rate and term refinancings become less attractive to consumers after a historically long period of low interest rates. However, rising interest rates are also indicative of overall economic growth that may create more opportunities with respect to cash-out refinancings. In addition, these periods of growth (leading to higher consumer confidence) typically should generate more purchase-focused transactions requiring loans. Sustained periods of home price appreciation should result in increasing opportunities for home equity loans.

Current Market Conditions
According to the MBA’s Mortgage Finance Forecast published July 18, 2022, there was approximately $13.0 trillion of residential mortgage debt outstanding in the United States at June 30, 2022 which is forecasted to increase to $13.8 trillion by June 30, 2023. Annual one-to-four family residential mortgage origination volumes are expected to decrease by 44% to $2.2 trillion by December 31, 2023. The primary driver of this decrease is refinance volume, which is expected to decrease by $1.8 trillion, partially offset by a $58.0 billion expected increase in purchase volume. The significant reductions in overall mortgage transaction volumes and higher interest rates have resulted in and are expected to continue to result in a significant decrease in our mortgage production activities, which, as described below, has adversely impacted, and is expected to continue to impact, our results of operations, liquidity and financial condition.
Due to current market conditions, we have implemented the Vision 2025 plan. The plan’s four primary elements are to: 1) Increase focus on purchase transactions while serving increasingly diverse communities across the country, 2) Execute previously announced growth-generating initiatives, 3) Centralize management of loan originations and loan fulfillment to enhance quality and effectiveness, and 4) Right-size our cost structure.

As part of the plan, we have also made the determination to exit the wholesale business. This will allow us to further reduce expenses, consolidate operations, increase margins, and better meet our goals of becoming a purpose driven organization with direct customer engagement throughout the entire lending process.

Key Performance Indicators
We manage and assess the performance of our business by evaluating a variety of metrics. Selected key performance metrics include loan originations and sales and servicing metrics.
Loan Origination and Sales
Loan originations and sales by volume and units are a measure of how successful we are at growing sales of mortgage loan products and a metric used by management in an attempt to isolate how effectively we are performing. We believe that originations and sales are an indicator of our market penetration in mortgage loans and that this provides useful information because it allows investors to better assess the strength of our core business. Loan originations and sales include brokered loan originations not funded by us. We enter into IRLCs to originate loans, at specified interest rates, with customers who have applied for a mortgage and meet certain credit and underwriting criteria. We believe the volume of our IRLCs is another measure of our overall market share.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Financial statement data
Total revenue	$308,639	$779,914	$811,949	$2,095,922
Total expenses	560,657	749,405	1,166,913	1,619,283
Net (loss) income	(223,822)	26,284	(315,141)	454,137

(Loss) earnings per share of Class A and Class D common stock:
Basic	$(0.66)	$0.07	$(0.93)	$0.42
Diluted	$(0.66)	$0.07	$(0.93)	$0.42

Non-GAAP financial measures(1)
Adjusted total revenue	$273,273	$825,330	$777,877	$2,066,770
Adjusted net (loss) income	(167,855)	57,504	(249,587)	377,031
Adjusted (LBITDA) EBITDA	(191,510)	109,264	(265,916)	567,361
Adjusted diluted (loss) earnings per share	N/A	N/A	N/A	N/A

Loan origination and sales
Loan originations by channel:
Retail	$10,877,875	$27,881,773	$27,357,265	$61,309,562
Partner	5,117,180	6,612,393	10,188,521	14,663,755
Total	$15,995,055	$34,494,166	$37,545,786	$75,973,317

Loan originations by purpose:
Purchase	$9,500,164	$10,382,964	$17,530,930	$18,299,476
Refinance	6,494,891	24,111,202	20,014,856	57,673,841
Total	$15,995,055	$34,494,166	$37,545,786	$75,973,317
Loan originations (units)	47,311	100,153	112,262	211,553

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021

Licensed loan officers:
Retail	2,587	2,818	2,587	2,818
Partner	320	267	320	267
Total	2,907	3,085	2,907	3,085

Loans sold:
Servicing retained	$10,568,649	$30,981,299	$27,691,365	$68,417,090
Servicing released	7,342,889	3,309,151	13,088,211	5,802,037
Total	$17,911,538	$34,290,450	$40,779,576	$74,219,127
Loans sold (units)	51,862	98,342	120,011	207,029

Gain on sale margin	1.16%	2.28%	1.62%	2.66%
Gain on sale margin - retail	1.03	2.50	1.76	2.91
Gain on sale margin - partner	1.45	1.32	1.26	1.61
Pull through weighted gain on sale margin	1.50	2.64	1.89	3.19

IRLCs	$19,596,763	$42,065,981	$49,588,215	$87,828,642
IRLCs (units)	58,855	130,894	149,875	262,445

Pull through weighted lock volume	$12,412,894	$29,787,081	$32,212,939	$63,249,436

Servicing metrics
Total servicing portfolio (unpaid principal balance)	$155,217,012	$138,767,860	$155,217,012	$138,767,860
Total servicing portfolio (units)	507,231	446,606	507,231	446,606
60+ days delinquent ($)	$1,511,871	$1,976,658	$1,511,871	$1,976,658
60+ days delinquent (%)	0.97%	1.42%	0.97%	1.42%
Servicing rights at fair value, net(2)	$2,204,593	$1,776,395	$2,204,593	$1,776,395
Weighted average servicing fee (3)	0.29%	0.30%	0.29%	0.30%
Multiple(3) (4)	5.1	4.5	5.1	4.5
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

Results of Operations

The following table sets forth our consolidated financial statement data for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2022	2021
	(Unaudited)
REVENUES:
Net interest income	$22,799	$7,026	$15,773	224.5%
Gain on origination and sale of loans, net	146,562	692,479	(545,917)	(78.8)
Origination income, net	39,108	92,624	(53,516)	(57.8)
Servicing fee income	117,326	94,742	22,584	23.8
Change in fair value of servicing rights, net	(33,507)	(145,098)	111,591	76.9
Other income	16,351	38,141	(21,790)	(57.1)
Total net revenues	308,639	779,914	(471,275)	(60.4)
EXPENSES:
Personnel expense	296,569	470,125	(173,556)	(36.9)
Marketing and advertising expense	60,837	114,133	(53,296)	(46.7)
Direct origination expense	33,996	50,017	(16,021)	(32.0)
General and administrative expense	63,927	48,654	15,273	31.4
Occupancy expense	9,388	9,283	105	1.1
Depreciation and amortization	11,323	8,686	2,637	30.4
Servicing expense	10,741	27,241	(16,500)	(60.6)
Other interest expense	33,140	21,266	11,874	55.8
Goodwill impairment	40,736	—	40,736	NM
Total expenses	560,657	749,405	(188,748)	(25.2)
(Loss) income before income taxes	(252,018)	30,509	(282,527)	(926.0)
Income tax (benefit) expense	(28,196)	4,225	(32,421)	(767.4)
Net (loss) income	(223,822)	26,284	(250,106)	(951.6)
Net (loss) income attributable to noncontrolling interests	(122,894)	17,723	(140,617)	(793.4)
Net (loss) income attributable to loanDepot, Inc.	$(100,928)	$8,561	$(109,489)	(1,278.9)

The results for the three months ended June 30, 2022 reflected an increase in mortgage rates which resulted in a decrease in our profit margins. The decrease of $250.1 million, or 951.6% in net income is primarily from a $545.9 million decrease in gain on origination and sale of loans, net, partially offset by a $188.7 million decrease in total expenses. The increased interest rate environment resulted in a decrease in margins and volume of mortgage loan originations and IRLCs from the comparable 2021 period.

Revenues
Net Interest Income. Net interest income is earned on LHFS offset by interest expense on amounts borrowed under warehouse and other lines of credit to finance such loans until sold. The increase in net interest income reflected higher yields on LHFS, partially offset by a $3.0 billion decrease in the average balance of LHFS.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2022	2021
(Discount) premium from loan sales	$(437,194)	$407,314	$(844,508)	(207.3)%
Servicing rights	180,455	427,458	(247,003)	(57.8)
Fair value gains on IRLC and LHFS	96,224	231,956	(135,732)	(58.5)
Fair value gains (losses) from Hedging Instruments	317,683	(346,179)	663,862	191.8
Discount points, rebates and lender paid costs	71,767	(28,603)	100,370	350.9
(Provision for) recovery of loan loss obligation for loans sold	(82,373)	533	(82,906)	(15,554.6)
Total gain on origination and sale of loans, net	$146,562	$692,479	$(545,917)	(78.8)

•     (Discount) premium from loan sales represent the net premium or discount we receive or pay in excess of the loan principal amount and certain fees charged by investors upon sale of the loans. The decrease in premiums from loan sales was a result of lower volume and margins due to increasing interest rates subsequent to loan origination during the three months ended June 30, 2022 compared to decreasing rates during the three months ended June 30, 2021.
•    Servicing rights represent the fair value of servicing rights from loans sold on a servicing-retained basis. The 57.8% decrease in servicing rights was driven by the 65.9% decrease in volume of loans sold on a servicing-retained basis.
•Fair value gains on IRLC and LHFS decreased $135.7 million or 58.5%. The decrease in gains was primarily due to the decrease in volume, partially offset by increasing interest rates during the three months ended June 30, 2022 compared to decreasing rates during the three months ended June 30, 2021.
•     Fair value gains on Hedging Instruments represent the net unrealized gains or losses on mandatory trades, forward sales contracts, interest rate swap futures, and put options hedging IRLCs and LHFS as well as realized gains or losses from pair-off settlements. The increase of $663.9 million reflects changes in interest rates during the period.
•Discount points, rebates, and lender paid costs represent discount points collected, rebates paid to borrowers, and lender paid costs for the origination of loans (including broker fee compensation paid to independent wholesale brokers and brokerage fees paid to our joint ventures for referred loans). The increase of $100.4 million or 350.9% was driven by an increase in discount points collected and a decrease in lender paid costs.
•Provision for loan loss obligation related to loans sold represents the provision to establish our estimated liability for loan losses that we may experience as a result of a breach of representation or warranty provided to the purchasers or insurers of loans that we have sold. The increase of $82.9 million was driven by increased market rates which have reduced the fair value of loans subject to repurchase that were originated in prior periods at lower interest rates.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $53.5 million or 57.8% decrease in origination income was the result of a 53.6% decrease in loan origination volumes.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $22.6 million or 23.8% in servicing income was the result of an increase of $20.5 billion in the average UPB of our servicing portfolio due to an increase in servicing-retained loan sales.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. Change in fair value of servicing rights, net was a loss of $33.5 million for the three months ended June 30, 2022, as compared to $145.1 million for the three months ended June 30, 2021; the decrease in loss reflects $80.8 million in fair value gains, net of hedging losses and a $39.4 million decrease in the collection and realization of cash flows from lower prepayments due to the increasing rate environment for the three months ended June 30, 2022.
Other Income. Other income includes our pro rata share of the net earnings from joint ventures and fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS, and fair value changes in our trading securities. The decrease of $21.8 million or 57.1% was primarily the result of a decrease of $18.4 million in escrow and title fee income due to decreased mortgage loan settlement services and fair value losses of $6.3 million on our trading securities due to the increasing rate environment.
Expenses
Personnel Expense. Personnel expense reflects employee compensation related to salaries, commissions, incentive compensation, benefits, and other employee costs. The $173.6 million or 36.9% decrease was the result of a decrease of $131.8 million in commissions due to the decreases in loan origination volumes and decreases in salaries and benefits expense of $41.7 million as a result of reduced headcount. As of June 30, 2022, we had 8,540 employees compared to 11,572 employees as of June 30, 2021, representing a decrease of 26.2%.
Marketing and Advertising Expense. Marketing and advertising expense primarily reflects online advertising costs, including fees paid to search engines, television, print and radio, distribution partners, master service agreements with brokers, and desk rental agreements with realtors. The $53.3 million or 46.7% decrease in marketing expense was driven by a reduction in national television campaigns and purchased leads.
Servicing Expense. Servicing expense reflects in-house servicing costs as well as amounts that we pay to our sub-servicers to service our mortgage loan servicing portfolio. The $16.5 million or 60.6% decrease in subservicing expense reflects our shift to in-house servicing.
Other Interest Expense. The $11.9 million or 55.8% increase in other interest expense was the result of a $1.0 billion increase in average outstanding debt obligations primarily resulting from a $942.7 million increase in MSR facilities.
Income Tax Expense (Benefit). Benefit for income taxes was $28.2 million for the three months ended June 30, 2022, as compared to expense of $4.2 million for the three months ended June 30, 2021 reflects net losses, partially offset by non-deductible impairment of goodwill and other intangible assets for the three months ended June 30, 2022 compared to net income for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2022	2021
	(Unaudited)
REVENUES:
Net interest income	$35,874	$8,259	$27,615	334.4%
Gain on origination and sale of loans, net	509,692	1,826,054	(1,316,362)	(72.1)
Origination income, net	98,181	194,223	(96,042)	(49.4)
Servicing fee income	228,385	177,309	51,076	28.8
Change in fair value of servicing rights, net	(101,890)	(188,733)	86,843	46.0
Other income	41,707	78,810	(37,103)	(47.1)
Total net revenues	811,949	2,095,922	(1,283,973)	(61.3)
EXPENSES:
Personnel expense	642,563	1,073,861	(431,298)	(40.2)
Marketing and advertising expense	162,350	223,759	(61,409)	(27.4)
Direct origination expense	87,153	96,993	(9,840)	(10.1)
General and administrative expense	113,675	99,972	13,703	13.7
Occupancy expense	18,784	19,270	(486)	(2.5)
Depreciation and amortization	21,867	17,139	4,728	27.6
Servicing expense	32,252	53,851	(21,599)	(40.1)
Other interest expense	47,533	34,438	13,095	38.0
Goodwill impairment	40,736	—	40,736	100.0
Total expenses	1,166,913	1,619,283	(452,370)	(27.9)
(Loss) income before income taxes	(354,964)	476,639	(831,603)	(174.5)
Income tax (benefit) expense	(39,823)	22,502	(62,325)	(277.0)
Net (loss) income	(315,141)	454,137	(769,278)	(169.4)
Net (loss) income attributable to noncontrolling interests	(179,472)	400,701	(580,173)	(144.8)
Net (loss) income attributable to loanDepot, Inc.	$(135,669)	$53,436	$(189,105)	(353.9)

Results for the six months ended June 30, 2022 reflected a sharp increase in mortgage rates which resulted in a decrease to our profit margins. The decrease of $769.3 million, or 169.4% in net income is primarily from a $1.3 billion decrease in gain on origination and sale of loans, net, partially offset by a $452.4 million decrease in total expenses. The increased interest rate environment resulted in a decrease in margins and volume of mortgage loan originations and IRLCs from the comparable 2021 period.

Revenues
Net Interest Income. The increase in net interest income reflected higher yields on LHFS, partially offset by a $1.3 billion decrease in average LHFS.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2022	2021
(Discount) premium from loan sales	$(673,291)	$877,887	$(1,551,178)	(176.7)%
Servicing rights	450,215	957,002	(506,787)	(53.0)
Fair value losses on IRLC and LHFS	(297,534)	(347,155)	49,621	14.3
Fair value gains from Hedging Instruments	994,087	482,045	512,042	106.2
Discount points, rebates and lender paid costs	131,834	(143,458)	275,292	191.9
Provision for loan loss obligation for loans sold	(95,619)	(267)	(95,352)	(35,712.4)
	$509,692	$1,826,054	$(1,316,362)	(72.1)

•     Discounts on loan sales of $673.3 million for the six months ended June 30, 2022 reflect lower margins from the sharper increase in interest rates subsequent to loan origination and the resulting decrease in volume;
•    The 53.0% decrease in servicing rights was driven by a decrease in volume of loans sold on a servicing-retained basis for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021;
•    The decrease of $49.6 million or 14.3% in fair value losses on IRLC and LHFS was due to changes in interest rates between periods as well as decreased volumes for the six months ended June 30, 2022 compared to the six months ended June 30, 2021;
•     The increase of $512.0 million in fair value gains from Hedging Instruments reflects higher pair-off gains from the increase in interest rates during the six months ended June 30, 2022;
•    The increase of $275.3 million or 191.9% in discount points, rebates and lender paid costs was driven by an increase in discount points collected and a decrease in lender paid costs.
•    The increase of $95.4 million in provision for loan loss obligations was driven by increased market rates which have reduced the fair value of loans subject to repurchase that were originated in prior periods at lower interest rates.
Origination Income, Net. The decrease in origination income, net, of $96.0 million or 49.4% is consistent with the decrease in loan origination volumes.
Servicing Fee Income. The $51.1 million or 28.8% increase was the result of an increase of $33.7 billion in the average UPB of our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. The decrease in net loss of $86.8 million was driven by an $80.4 million decrease in the collection and realization of cash flows due to lower prepayments from the increasing rate environment.
Other Income. The decrease of $37.1 million or 47.1% was primarily the result of a decrease of $27.1 million in escrow and title fee income due to increased mortgage loan settlement services and $13.9 million in fair value losses on trading securities from rising interest rates.
Expenses
Personnel Expense. The decrease of $431.3 million reflects a $278.4 million decrease in commissions due to the decrease in loan origination volumes and a decrease in salaries and benefits due to the 26.2% decrease in headcount.

Marketing and Advertising Expense. The decrease of $61.4 million or 27.4% was driven by fewer television ads from a reduction in national campaigns.
Servicing Expense. The decrease of $21.6 million or 40.1% between periods reflects our shift to in-house servicing.
Other Interest Expense. The $13.1 million or 38.0% increase in other interest expense was the result of an increase in the average balance of our MSR facilities and Senior Notes, partially offset by a $10.5 million gain on extinguishment of debt from the repurchase of $97.5 million of the 2028 Senior Notes during the first quarter of 2022.
Provision for Income Taxes. The benefit for income taxes of $39.8 million for the six months ended June 30, 2022, as compared to expense of $22.5 million for the six months ended June 30, 2021 reflects net losses, partially offset by non-deductible impairment of goodwill and other intangible assets for the six months ended June 30, 2022 compared to net income for the six months ended June 30, 2021.

Balance Sheet Highlights
June 30, 2022 Compared to December 31, 2021
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$954,930	$419,571	$535,359	127.6%
Restricted cash	194,645	201,025	(6,380)	(3.2)
Accounts receivable, net	91,766	56,183	35,583	63.3
Loans held for sale, at fair value	4,656,338	8,136,817	(3,480,479)	(42.8)
Derivative assets, at fair value	153,607	194,665	(41,058)	(21.1)
Servicing rights, at fair value	2,213,700	2,006,712	206,988	10.3
Trading securities, at fair value	105,308	72,874	32,434	44.5
Property and equipment, net	111,443	104,262	7,181	6.9
Operating lease right-of-use assets	48,443	55,646	(7,203)	(12.9)
Prepaid expenses and other assets	140,145	140,315	(170)	(0.1)
Loans eligible for repurchase	506,454	363,373	143,081	39.4
Investments in joint ventures	18,408	18,553	(145)	(0.8)
Goodwill and intangible assets, net	—	42,317	(42,317)	(100.0)
Total assets	$9,195,187	$11,812,313	$(2,617,126)	(22.2)

LIABILITIES & EQUITY
Warehouse and other lines of credit	$4,265,343	$7,457,199	$(3,191,856)	(42.8)
Accounts payable, accrued expenses and other liabilities	643,144	624,444	18,700	3.0
Derivative liabilities, at fair value	72,758	37,797	34,961	92.5
Liability for loans eligible for repurchase	506,454	363,373	143,081	39.4
Operating lease liability	66,485	71,932	(5,447)	(7.6)
Debt obligations, net	2,427,140	1,628,208	798,932	49.1
Total liabilities	7,981,324	10,182,953	(2,201,629)	(21.6)
Total equity	1,213,863	1,629,360	(415,497)	(25.5)
Total liabilities and equity	$9,195,187	$11,812,313	$(2,617,126)	(22.2)

Cash and Cash Equivalents. The $535.4 million or 127.6% increase in cash and cash equivalents included $388.0 million in proceeds from the bulk sale of MSRs and increased utilization of MSR facilities, partially offset by the repurchase of $97.5 million of 2028 Senior Notes and $117.1 million of dividends and distributions.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $3.5 billion or 42.8% decrease was primarily the result of $40.8 billion in loan sales, offset by $37.5 billion in originations.
Derivative Assets, at Fair Value. The $41.1 million or 21.1% decrease was primarily the result of a $92.5 million decrease in IRLCs assets from the decrease in IRLC volume, partially offset by a $51.4 million increase in Hedging Instruments from increasing interest rates. At June 30, 2022, derivative assets included Hedging Instruments with fair value of $61.7 million compared to $10.3 million at December 31, 2021.

Servicing Rights, at Fair Value. The $207.0 million or 10.3% increase included $450.2 million in capitalized servicing rights from the sale of loans on a servicing-retained basis and a $297.8 million increase in estimated fair value due to a decrease in prepayment speed assumptions from increased interest rates, partially offset by a $399.3 million decrease in servicing rights from the sale of $24.7 billion in UPB of servicing rights and $143.5 million of principal amortization and prepayments.
Trading Securities. The $32.4 million or 44.5% increase was due to Mello Mortgage Capital Acceptance securitizations completed in 2022. We retained a five percent economic interest in the credit risk of the assets collateralizing the securitization pursuant to the U.S. credit risk retention rules.
Goodwill and intangible assets, net. The impact of rising interest rates on the mortgage industry and the Company’s recent stock performance triggered an interim evaluation of goodwill and other intangible assets. Based upon the results of these evaluations, a non-cash impairment charge of $42.1 million was recognized to write off the balance of goodwill and other intangible assets. The impairment charge was driven predominantly by stock market valuations and the price of our common stock, which adversely impacted the valuation of our goodwill and other intangible assets as of June 30, 2022. As of June 30, 2022, the entire balance of goodwill and other intangible assets had been written off.
Warehouse and Other Lines of Credit. The decrease of $3.2 billion or 42.8% was the result of loan sales outpacing originations by $3.2 billion during the six months ended June 30, 2022.
Derivative Liabilities, at Fair Value. The increase of $35.0 million or 92.5% reflects a $30.5 million increase in IRLCs and a $4.4 million increase in Hedging Instrument liabilities due to increasing interest rates.
Debt Obligations, net. The increase of $798.9 million or 49.1% included an increase in secured credit facilities of $894.2 million, partially offset by the repurchase of $97.5 million of our 2028 Senior Notes.
Equity. Total equity was $1.2 billion and $1.6 billion as of June 30, 2022 and December 31, 2021, respectively. The decrease was attributed to net loss of $315.1 million, dividends and distributions totaling $89.4 million, decrease to additional paid in capital of $17.7 million related to deferred taxes, and the repurchase of treasury shares, at cost of $0.2 million to net settle and withhold tax on vested RSUs, partially offset by stock-based compensation of $7.0 million.
Liquidity and Capital Resources
Liquidity

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments, warehouse and other lines of credit, and secured credit facilities, fund new originations and purchases, meet servicing requirements, and make investments as we identify them. We forecast the need to have adequate liquid funds available to operate and grow our business. As of June 30, 2022, unrestricted cash and cash equivalents were $954.9 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $5.5 billion.
We fund substantially all of the mortgage loans we close through borrowings under our warehouse and other lines of credit. Our mortgage origination liquidity could be affected as our lenders reassess their exposure to the mortgage origination industry and either curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market.
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of June 30, 2022, approximately 0.4%, or $587.8 million UPB, of our servicing portfolio was in active forbearance. While these advance requirements have decreased from the higher levels during 2020, the economic impact of COVID-19 could continue to result in additional advance requirements related to forbearance plans.

Sources and Uses of Cash
Our primary sources of liquidity have been as follows: (i) funds obtained from our warehouse and other lines of credit; (ii) proceeds from debt obligations; (iii) proceeds received from the sale and securitization of loans; (iv) proceeds from the sale of servicing rights; (v) loan fees from the origination of loans; (vi) servicing fees; (vii) title and escrow fees from settlement services; (viii) real estate referral fees; and (ix) interest income from LHFS.
Our primary uses of funds for liquidity have included the following: (i) funding mortgage loans; (ii) funding loan origination costs; (iii) payment of warehouse line haircuts required at loan origination; (iv) payment of interest expense on warehouse and other lines of credit ; (v) payment of interest expense under debt obligations; (vi) payment of operating expenses; (vii) repayment of warehouse and other lines of credit; (viii) repayment of debt obligations; (ix) funding of servicing advances; (x) margin calls on warehouse and other lines of credit or Hedging Instruments; (xi) payment of tax distributions to holders of Holdco Units; (xii) payments of cash dividends or distributions subject to the discretion of our board of directors, (xiii) repurchases of loans under representation and warranty breaches; and (xiv) costs relating to servicing and subservicing.
We rely on the secondary mortgage market as a source of long-term capital to support our mortgage lending operations. Approximately 78% of the mortgage loans that we originated during the six months ended June 30, 2022 were sold in the secondary mortgage market to Fannie Mae or Freddie Mac or, in the case of MBS guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA. We also sell loans to many private investors.

At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to maintain our current operations and fund our loan operations and capital commitments for the next twelve months. However, we will continue to review our liquidity needs in light of current and anticipated mortgage market conditions and we have taken various steps to align our cost structure with current and expected mortgage origination volumes.

Warehouse and Other Lines of Credit and Debt Obligations
Warehouse and other lines of credit are discussed in Note 9- Warehouse and Other Lines of Credit and debt obligations are discussed in Note 10- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As a result of our second quarter losses, we were required to amend certain of our warehouse lines or amend and obtain waivers of profitability related financial covenants in certain of our debt obligations. We expect that we will need to further amend or obtain waivers during fiscal 2022 in order to maintain compliance with such financial covenants. Our lenders are not required to grant any such amendments, extensions or waivers and may determine not to do so. As of June 30, 2022, following certain amendments or waivers, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
We finance most of our loan originations on a short-term basis using our warehouse and other lines of credit. Under these facilities, we agree to transfer certain loans to our counterparties against the transfer of funds by them, with a simultaneous agreement by the counterparties to transfer the loans back to us at the date loans are sold, or on demand by us, against the transfer of funds from us. We do not recognize these transfers as sales for accounting purposes. On average, loans are repurchased within 19 days of funding. Our warehouse facilities are generally short-term borrowings with original maturities between one and two years. Our securitization facilities have two and three year terms. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales.
As of June 30, 2022, we maintained revolving lines of credit with fourteen counterparties providing warehouse and securitization facilities with borrowing capacity totaling $9.9 billion of which $3.1 billion was committed. Our $9.9 billion of capacity as of June 30, 2022 was comprised of $6.1 billion with maturities staggered throughout 2022, $2.3 billion maturing in 2023, and $1.5 billion maturing in 2024. As of June 30, 2022, we had $4.3 billion of borrowings outstanding and $5.5 billion of additional availability under our facilities.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut.” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of June 30, 2022, we had $90.8 million in restricted cash posted as additional collateral with our warehouse and securitization facilities.
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

Secured debt obligations as of June 30, 2022 totaled $1.4 billion net of $3.2 million of deferred financing costs, as compared to $542.9 million net of $2.7 million of deferred financing costs as of December 31, 2021. Secured debt obligations as of June 30, 2022 included secured credit facilities and Term Notes. Secured credit facilities included MSR facilities, securities financing facilities, and servicing advance facilities. MSR facilities are secured by Ginnie Mae, Fannie Mae, and Freddie Mac MSRs. Securities financing facilities are secured by trading securities which represent our retained interest in the credit risk of the assets collateralizing certain securitization transactions. Servicing advance facilities are secured by servicing advance receivables made pursuant to Fannie Mae, Freddie Mac or Ginnie Mae requirements or other principal and interest or servicing advance reimbursement amounts. The Term Notes are secured by certain participation certificates relating to Ginnie Mae mortgage servicing rights pursuant to the terms of a base indenture.

Unsecured debt obligations as of June 30, 2022 totaled $1.0 billion net of $12.0 million of deferred financing costs, as compared to $1.1 billion, net of $14.7 million of deferred financing costs as of December 31, 2021. Unsecured debt obligations as of June 30, 2022 and December 31, 2021 consisted of our Senior Notes. During the first quarter of 2022, we repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations.

Dividends and Distributions
During the six months ended June 30, 2022, we paid dividends and distributions of $117.1 million.
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
As part of our balance sheet and capital management strategies, we suspended our regular quarterly dividend effective March 31, 2022 and for the foreseeable future.

Contractual Obligations and Commitments
Our estimated contractual obligations as of June 30, 2022 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$4,265,343	$2,465,343	$1,800,000	$—	$—
Debt obligations (1)
Secured credit facilities	1,239,841	814,841	425,000	—	—
Term Notes	200,000	—	200,000	—	—
Senior Notes	1,002,475	—	—	500,000	502,475
Operating lease obligations (2)	76,948	15,760	41,120	13,262	6,806
Naming and promotional rights agreements	103,048	18,851	43,008	20,189	21,000
Total contractual obligations	$6,887,655	$3,314,795	$2,509,128	$533,451	$530,281

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
Off-Balance Sheet Arrangements
As of June 30, 2022, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
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

Reconciliation of Non-GAAP Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), the amortization of intangibles, and certain historical cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share, and Adjusted EBITDA (LBITDA). We exclude from each of these non-GAAP financial measures the change in fair value of MSRs and related hedging gains and losses as they add volatility and are not indicative of the Company’s operating performance or results of operation. We also exclude stock compensation expense, which is a non-cash expense, management fees, IPO expenses, gains or losses on extinguishment of debt, non-cash goodwill impairment, and other impairment charges to intangible assets and operating lease right-of-use assets as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA (LBITDA) includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense)”, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA (LBITDA). Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total net revenue	$308,639	$779,914	$811,949	$2,095,922
Change in fair value of servicing rights net, of hedging gains and losses(1)	(35,366)	45,416	(34,072)	(29,152)
Adjusted total revenue	$273,273	$825,330	$777,877	$2,066,770
(1)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022		June 30, 2021
Net (loss) income attributable to loanDepot, Inc.	$(100,928)	$8,561	$(135,669)		$53,436
Net (loss) income from the pro forma conversion of Class C common shares to Class A common shares(1)	(122,894)	17,723	(179,472)		400,701
Net (loss) income	(223,822)	26,284	(315,141)		454,137
Adjustments to the benefit (provision) for income taxes(2)	31,952	(4,684)	46,663		(105,905)
Tax-effected net (loss) income	(191,870)	21,600	(268,478)		348,232
Change in fair value of servicing rights, net of hedging gains and losses(3)	(35,366)	45,416	(34,072)		(29,152)
Stock-based compensation expense and management fees	4,712	2,126	7,021		62,202
IPO expenses	—	1,261	—		6,095
Gain on extinguishment of debt	—	—	(10,528)	(10,528)	—
Goodwill impairment	40,736	—	40,736		0.0
Other impairment	5,963	—	5,963		0.0
Tax effect of adjustments(4)	7,970	(12,899)	9,771		(10,346)
Adjusted net (loss) income	$(167,855)	$57,504	$(249,587)		$377,031

(1)Reflects net income (loss) to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to income tax (benefit) reflect the effective income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.00	5.43	5.00	5.43
Effective income tax rate	26.00%	26.43%	26.00%	26.43%

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

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net (loss) income attributable to loanDepot, Inc.	$(100,928)	$8,561	$(135,669)	$53,436
Adjusted net (loss) income	(167,855)	57,504	(249,587)	377,031
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	153,822,380	126,726,876	146,415,135	126,392,949
Assumed pro forma conversion of weighted average Class C shares to Class A common stock (1)	165,281,304	196,741,703	173,245,208	197,366,213
Adjusted diluted weighted average shares outstanding	319,103,684	323,468,579	319,660,343	323,759,162
Diluted (loss) earnings per share	$(0.66)	$0.07	$(0.93)	$0.42
Adjusted diluted (loss) earnings per share (2)	N/A	N/A	N/A	N/A
(1)Reflects the assumed pro forma conversion of all outstanding shares of Class C common stock to Class A common stock.
(2)Omitted adjusted diluted (loss) earnings per share measures that included the impact of assumed exchange of shares to the extent the exchange was antidilutive.

Reconciliation of Net Income (Loss) to Adjusted EBITDA (LBITDA) (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net (loss) income	$(223,822)	$26,284	$(315,141)	$454,137
Interest expense — non-funding debt(1)	33,140	21,266	47,533	34,438
Income tax (benefit) expense	(28,196)	4,225	(39,823)	22,502
Depreciation and amortization	11,323	8,686	21,867	17,139
Change in fair value of servicing rights, net of hedging gains and losses(2)	(35,366)	45,416	(34,072)	(29,152)
Stock-based compensation expense and management fees	4,712	2,126	7,021	62,202
IPO expenses	—	1,261	—	6,095
Goodwill impairment	40,736	—	40,736	—
Other impairment	5,963	—	5,963	—
Adjusted (LBITDA) EBITDA	$(191,510)	$109,264	$(265,916)	$567,361
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at June 30, 2022 was 41 days; and our average holding period of the loan from funding to sale was 25 days during the six months ended June 30, 2022.
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
In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the six months ended June 30, 2022 and 2021, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we and certain of our subsidiaries are involved in various lawsuits in state or federal courts regarding violations of state or federal statutes, regulations or common law related to matters arising out of the ordinary course of business. For a further discussion of our material legal proceedings, see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 1 Financial Statements.” Additionally, below we have described certain other significant legal proceedings.

Securities Class Action Litigation.
Beginning in September 2021, two putative class action lawsuits were filed in the United States District Court for the Central District of California asserting claims under the U.S. securities laws against the Company, certain of its directors, and certain of its officers regarding certain disclosures made in connection with the Company’s IPO. The two actions were consolidated and the court appointed a lead plaintiff in May 2022. A consolidated amended complaint was filed in June 2022, which, in addition to challenging disclosures made in connection with the IPO, alleges that certain disclosures made after the IPO were false and/or misleading. The Company’s motion to dismiss is due on August 24, 2022. The plaintiffs seek unspecified monetary damages. The Company believes this lawsuit is without merit and intends to vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Stockholder Derivative Litigation.
Beginning in October 2021, four shareholder derivative complaints were filed in the United States District Court for the Central District of California against certain of the Company’s directors and officers, alleging, among things, that these defendants breached their fiduciary duties by causing the Company to make the disclosures being challenged in the putative securities class action described above and seeking unspecified monetary damages for the Company and that the Company make certain changes to its corporate governance. These derivative actions subsequently were consolidated into a single action (the “California Action”). The California Action is stayed pending resolution of a motion to dismiss in the putative securities class action. Beginning in March 2022, two substantially similar shareholder derivative complaints were filed in the United States District Court for the District of Delaware, and then were consolidated into a single action (the “Delaware Action”). The Delaware Action is stayed pending resolution of a motion to dismiss in the putative securities class action. The Company believes these lawsuits are without merit. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Item 1A. Risk Factors

Other than the risk factor set forth below, there have been no material changes in the risk factors discussed under Part I. "Item 1A. Risk Factors" of our 2021 Form 10-K filed with the SEC on March 18, 2022.

Macroeconomic headwinds, including inflation and higher interest rates, have negatively impacted our operations and financial results and may further negatively impact us. While we are implementing initiatives such as our Vision 2025 plan to better position the Company, these initiatives may not effectively mitigate the effects of deterioration in the macroeconomic environment.

Our operations and financial performance are affected by factors including macroeconomic conditions such as inflation fluctuations, interest rates, consumer confidence and demand. We generate a sizeable portion of our revenues from refinance and purchase mortgages. As interest rates have risen, refinancing volumes have decreased as fewer consumers were incentivized to refinance their mortgages. As a result, our revenues have decreased substantially and we experienced net losses for the six months ended June 30, 2022. In addition, investors may seek to have us repurchase additional loans in the current environment, and because repurchased loans are typically resold at a discount to their repurchase price and unpaid principal balance we have experienced increased losses on repurchased loans or loans subject to repurchase originated at interest rates lower than currently prevailing rates. An increase in repurchase volumes of loans originated at lower interest rates could materially adversely affect our business, financial condition and results of operations.

As a result of our second quarter losses, we were required to amend certain of our warehouse lines or amend and obtain waivers of profitability related financial covenants in certain of our debt obligations for the quarter and we expect that we will need to execute additional amendments or obtain additional waivers from certain of our lending counterparties related to our profitability covenants or other similar financial covenants in the future including for the third quarter. There can be no assurance that such amendments or waivers will be received, in which case we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral, as well as triggering cross default provisions under other financing facilities which could materially adversely affect our financial condition and results of operations.

In July 2022, we announced our Vision 2025 plan designed to address current and anticipated mortgage market conditions by reducing staffing levels to approximately 6,500 by year-end 2022 and implementing business process optimization and other cost saving measures. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operations from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings through headcount reduction, attrition, business process optimization, reduced marketing and third-party spending, and real estate consolidation, our operating results, financial condition, cash flows and competitive position may be materially adversely affected. We also cannot guarantee that we will not have to undertake additional staffing reductions or strategic reorganization activities in the future.

Furthermore, planned staffing reductions could create an additional risk of claims being made on behalf of affected employees. Any alleged violation of applicable wage laws or other labor-or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on our reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

Finally, we may be exposed to unanticipated consequences of our staffing reductions, including attrition beyond the planned reductions, increased difficulties in our day-to-day operations, including as a result of a loss of continuity, loss of accumulated knowledge and/or efficiency, reduced employee morale and reduced ability to attract and retain qualified personnel. Employees who were not affected by our planned staffing reductions may seek alternate employment, which may force us to rely on third-party contract support creating unplanned additional expense or harm our productivity.

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

On April 1, 2022, we issued to stockholders 1,259,307 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

On May 2, 2022, we issued to stockholders 17,726,451 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

In May 2022, 20,174 shares were purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan.
On June 1, 2022, we issued to stockholders 667,899 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

In June 2022, 11,921 shares were purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan.

On July 1, 2022, we issued to stockholders 455,797 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

In July 2022, 25,177 shares were purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan.

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

3.2	Amended and Restated Bylaws of loanDepot, Inc., dated February 11, 2021 (incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021).
10.1*	loanDepot 2021 Omnibus Incentive Plan (as amended by the First Amendment)
10.2	loanDepot 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 26, 2022).
10.3*	Form of Restricted Stock Unit Agreement to loanDepot 2022 Inducement Plan
10.4*	Form of Performance Stock Unit Agreement to loanDepot 2022 Inducement Plan
10.5*	Form of Option Agreement to loanDepot 2022 Inducement Plan
10.6	loanDepot, Inc. 2022 Employee Stock Purchase Plan incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 on May 20, 2022).
10.7
Amendment No. 6, dated June 28, 2022, to the Second Amended and Restated Master Repurchase Agreement, dated as of January 2, 2018, by and between Jefferies Funding, LLC, as buyer, and loanDepot.com, LLC, as seller. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2021).

10.8*+
Second Amended and Restated Master Repurchase Agreement, dated as of June 30, 2022, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as a buyer, Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller.

10.9*	Amendment No. 2, dated July 26, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022
10.10*
Amendment No. 4, dated July 26, 2022, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021.

10.11*
Amendment No. 2, dated as of July 28, 2022, by and between UBS AG, by and through its branch office at 1285 Avenue of Americas and loanDepot.com, LLC to the Amended and Restated Master Repurchase Agreement.

10.12*+	Omnibus Notice of Termination of Agreements and Release of Lien. dated as of July 28, 2022 by and between Barclays Bank PLC and loanDepot.com, LLC.
10.13*	Fifteenth Amendment, July 29, 2022, by and between Nexbank and loanDepot, Inc. to the Credit and Security Agreement, dated as of October 29, 2014.
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	XBRL Document
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Description
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith
+ Confidential information has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed pursuant to Item 601(b)(10) of Regulation S-K. Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K or constitutes a clearly unwarranted invasion of personal privacy pursuant to Item 601(a)(6) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the staff of the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOANDEPOT, INC.

Dated: August 10, 2022	By:	/s/ Frank Martell
	Name:	Frank Martell
	Title:	President and Chief Executive Officer

Dated: August 10, 2022	By:	/s/ Patrick Flanagan
	Name:	Patrick Flanagan
	Title:	Chief Financial Officer