Form 10-Q
period 2022-09-30
loanDepot, Inc.
filed 2022-11-10
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2022, 72,066,120 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 145,335,993 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

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

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$1,143,948	$419,571
Restricted cash	160,926	201,025
Accounts receivable, net	108,253	56,183
Loans held for sale, at fair value (includes $481,950 and $2,557,490 pledged to creditors in securitization trusts at September 30, 2022 and December 31, 2021, respectively)	2,692,820	8,136,817
Derivative assets, at fair value	316,647	194,665
Servicing rights, at fair value (includes $527,059 and $400,678 pledged to creditors in securitization trusts at September 30, 2022 and December 31, 2021, respectively)	2,030,026	2,006,712
Trading securities, at fair value	97,210	72,874
Property and equipment, net	98,944	104,262
Operating lease right-of-use assets	39,480	55,646
Prepaid expenses and other assets	115,452	140,315
Loans eligible for repurchase	554,892	363,373
Investments in joint ventures	19,938	18,553
Goodwill and intangible assets, net	—	42,317
Total assets	$7,378,536	$11,812,313
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,529,436	$7,457,199
Accounts payable, accrued expenses and other liabilities	716,048	624,444
Derivative liabilities, at fair value	149,837	37,797
Liability for loans eligible for repurchase	554,892	363,373
Operating lease liability	66,122	71,932
Debt obligations, net	2,283,704	1,628,208
Total liabilities	6,300,039	10,182,953
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 69,720,386 and 38,060,302 issued at September 30, 2022 and December 31, 2021, respectively	$70	$38
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at September 30, 2022 and December 31, 2021, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 149,130,538 and 172,729,168 issued at September 30, 2022 and December 31, 2021, respectively	149	173
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 100,822,084 issued at September 30, 2022 and December 31, 2021, respectively	97	101
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at September 30, 2022 and December 31, 2021, respectively	—	—
Treasury stock at cost, 1,744,319 and 1,593,366 shares at September 30, 2022 and December 31, 2021, respectively	(13,225)	(12,852)
Additional paid-in capital	778,099	565,073
Retained deficit	(265,567)	(28,976)
Noncontrolling interest	578,874	1,105,803
Total equity	1,078,497	1,629,360
Total liabilities and equity	$7,378,536	$11,812,313
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Interest income	$51,202	$71,020	$166,888	$187,625
Interest expense	(41,408)	(56,785)	(121,220)	(165,130)
Net interest income	9,794	14,235	45,668	22,495

Gain on origination and sale of loans, net	156,300	821,275	665,993	2,647,328
Origination income, net	21,268	86,601	119,449	280,824
Servicing fee income	113,544	102,429	341,929	279,738
Change in fair value of servicing rights, net	(38,479)	(138,462)	(140,370)	(327,194)
Other income	11,765	37,678	53,472	116,487
Total net revenues	274,192	923,756	1,086,141	3,019,678

EXPENSES:
Personnel expense	218,819	449,152	861,382	1,523,012
Marketing and advertising expense	42,940	131,971	205,289	355,730
Direct origination expense	19,463	49,559	106,616	146,553
General and administrative expense	83,412	50,013	197,089	149,984
Occupancy expense	9,889	9,686	28,673	28,956
Depreciation and amortization	10,243	8,688	32,110	25,827
Servicing expense	14,221	22,879	46,472	76,731
Other interest expense	36,138	22,823	83,671	57,261
Goodwill impairment	—	—	40,736	—
Total expenses	435,125	744,771	1,602,038	2,364,054

(Loss) income before income taxes	(160,933)	178,985	(515,897)	655,624
Income tax (benefit) expense	(23,451)	24,708	(63,274)	47,210
Net (loss) income	(137,482)	154,277	(452,623)	608,414
Net (loss) income attributable to noncontrolling interests	(77,401)	102,802	(256,873)	503,503
Net (loss) income attributable to loanDepot, Inc.	$(60,081)	$51,475	$(195,750)	$104,911

(Loss) earnings per share:
Basic	$(0.37)	$0.40	$(1.29)	$0.82
Diluted	$(0.37)	$0.40	$(1.29)	$0.82

Weighted average shares outstanding:
Basic	162,464,369	130,297,565	151,803,928	127,941,331
Diluted	162,464,369	130,297,565	151,803,928	127,941,331

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock outstanding			Common stock $			Treasury Shares	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at June 30, 2021	12,541,086	181,268,155	114,978,644	$13	$181	$115	$—	$562,658	$(44,821)	$1,050,688	$1,568,834
Deferred taxes and other tax adjustments associated with the Reorganization and IPO	—	—	—	—	—	—	—	1,717	—	—	1,717
Net issuance of common shares under stock based compensation plans	5,443,128	(5,599,513)	—	7	(5)	—	(12,844)	(2)	—	—	(12,844)
Dividends to Class A and Class D shareholders ($0.08 per share)	—	—	—	—	—	—	—	—	(4,668)	(6,095)	(10,763)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(6,526)	(8,517)	(15,043)
Stock-based compensation	—	—	—	—	—	—	—	1,102	—	1,495	2,597
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(13,279)	(17,332)	(30,611)
Net income	—	—	—	—	—	—	—	—	51,475	102,802	154,277
Balance at September 30, 2021	17,984,214	175,668,642	114,978,644	$20	$176	$115	$(12,844)	$565,475	$(17,819)	$1,123,041	$1,658,164

Balance at June 30, 2022	63,593,048	152,191,394	97,026,671	$65	$152	$97	$(13,087)	$762,635	$(205,235)	$669,236	$1,213,863
Deferred taxes and other tax adjustments related to conversions and exchanges	—	—	—	—	—	—	—	(2,092)	—	—	(2,092)
Net issuance of common stock under stock-based compensation plans	4,383,019	(3,060,856)	—	5	(3)	—	(138)	15,084	—	(15,085)	(137)
Dividends on unvested Class A RSUs	—	—	—	—	—	—	—	—	(70)	(85)	(155)
Forfeiture of accrued distributions on unvested Class C shares	—	—	—	—	—	—	—	—	139	194	333
Stock-based compensation	—	—	—	—	—	—	—	2,472		2,301	4,773
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(320)	(286)	(606)
Net loss	—	—	—	—	—	—	—	—	(60,081)	(77,401)	(137,482)
Balance at September 30, 2022	67,976,067	149,130,538	97,026,671	$70	$149	$97	$(13,225)	$778,099	$(265,567)	$578,874	$1,078,497

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock outstanding			Common stock $			Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2020	—	—	—	$—	$—	$—	$—	$—	$—	$1,656,613	$1,656,613
Distributions prior to the Reorganization	—	—	—	—	—	—	—	—	—	(160,617)	(160,617)
Equity compensation prior to the Reorganization	—	—	—	—	—	—	—	—	—	338	338
Net income prior to the Reorganization	—	—	—	—	—	—	—	—	—	294,598	294,598
Deferred taxes and other tax adjustments associated with the Reorganization and IPO	—	—	—	—	—	—	—	(201,653)	—	—	(201,653)
Effect of the Reorganization	2,215,687	181,789,329	121,368,600	2	182	121	—	740,629	—	(740,934)	—
Effect of the IPO	3,850,000	(2,394,000)	(1,456,000)	4	(2)	(2)	—	—	—	—	—
Effect of the Greenshoe	577,500	(359,100)	(218,400)	1	(1)	—	—	—	—	—	—
Net issuance of common stock under stock-based compensation plans	11,341,027	(3,367,587)	(4,715,556)	13	(3)	(4)	(12,844)	(6)	—	—	(12,844)
Dividends to Class A and Class D shareholders ($0.77 per share)	—	—	—	—	—	—	—	—	(40,730)	(58,033)	(98,763)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(63,023)	(89,885)	(152,908)
Stock-based compensation	—		—	—	—	—	—	26,505	—	37,506	64,011
Distributions for taxes on behalf of shareholders, net	—		—	—	—	—	—	—	(18,977)	(25,450)	(44,427)
Net income subsequent to the Reorganization and IPO	—		—	—	—	—	—	—	104,911	208,905	313,816
Balance at September 30, 2021	17,984,214	175,668,642	114,978,644	$20	$176	$115	$(12,844)	$565,475	$(17,819)	$1,123,041	$1,658,164

Balance at December 31, 2021	36,466,936	172,729,168	100,822,084	$38	$173	$101	$(12,852)	$565,073	$(28,976)	$1,105,803	$1,629,360
Deferred taxes and other tax adjustments related to conversions and exchanges	—	—	—	—	—	—	—	(19,835)	—	—	(19,835)
Net issuance of common stock under stock-based compensation plans	31,509,131	(23,598,630)	(3,795,413)	32	(24)	(4)	(373)	227,013	—	(227,017)	(373)
Dividends to Class A and Class D shareholders ($0.08 per share)	—	—	—	—	—	—	—	—	(5,343)	(6,481)	(11,824)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(6,199)	(7,471)	(13,670)
Stock-based compensation	—	—	—	—	—	—	—	5,848	—	5,946	11,794
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(29,299)	(35,033)	(64,332)
Net loss	—	—	—	—	—	—	—	—	(195,750)	(256,873)	(452,623)
Balance at September 30, 2022	67,976,067	149,130,538	97,026,671	$70	$149	$97	$(13,225)	$778,099	$(265,567)	$578,874	$1,078,497
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(452,623)	$608,414
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	32,110	25,827
Amortization of operating lease right-of-use asset	17,107	16,932
Amortization of debt issuance costs	12,842	9,382
Gain on origination and sale of loans	(946,506)	(2,856,544)
Gain on sale of servicing rights	(10,548)	(1,453)
Fair value change in trading securities	20,196	—
Provision for loss obligation on sold loans and servicing rights	125,047	12,400
(Decrease) increase in provision for deferred income taxes	(62,733)	37,269
Fair value change in derivative assets	32,223	312,586
Fair value change in derivative liabilities	112,040	(119,270)
Premium (paid) received on derivatives	(154,205)	4,376
Purchase of options contracts	—	(10,383)
Fair value change in loans held for sale	255,716	67,010
Fair value change in servicing rights	(180,136)	224,812
Stock-based compensation expense	11,794	64,349
Change in fair value of contingent consideration	—	(77)
Originations of loans	(46,842,973)	(107,717,154)
Proceeds from sales of loans	52,732,911	107,911,005
Proceeds from principal payments	119,708	119,822
Payments to investors for loan repurchases	(578,010)	(818,011)
Gain on extinguishment of debt	(10,528)	—
Goodwill impairment	40,736	—
Disbursements from joint ventures	8,435	8,765
Other changes in operating assets and liabilities	132,310	41,105
Net cash provided by (used in) operating activities	4,414,913	(2,058,838)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(37,613)	(43,830)
Proceeds from sale of servicing rights	689,937	332,931
Cash flows received on trading securities	5,894	617
Investments in joint ventures	(350)	(1,115)
Return of capital from joint ventures	—	189
Net cash flows provided by investing activities	657,868	288,792

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$52,089,587	$121,009,551
Repayment of borrowings on warehouse and other lines of credit	(57,017,350)	(119,374,838)
Proceeds from debt obligations	2,106,024	1,179,037
Payments on debt obligations	(1,442,931)	(477,541)
Payments of debt issuance costs	(4,555)	(15,839)
Payments for contingent consideration	—	(113)
Payments on financing lease obligation	—	(1,911)
Treasury stock purchased to net settle and withhold taxes on vested shares	(373)	(12,844)
Dividends and shareholder distributions	(118,905)	(419,732)
Net cash (used in) provided by financing activities	(4,388,503)	1,885,770

Net change in cash and cash equivalents and restricted cash	684,278	115,724

Cash and cash equivalents and restricted cash at beginning of the period	620,596	488,689

Cash and cash equivalents and restricted cash at end of the period	$1,304,874	$604,413

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$178,135	$180,143
Income taxes	23,857	1,923

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$14,677	$8,501
Trading securities retained in securitizations	50,426	57,031
Purchase of equipment under financing leases	—	168

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS, PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

Nature of Operations

loanDepot, Inc. was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings Group, LLC (“LD Holdings”) and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” loanDepot, Inc. is a holding company and its sole material asset is its equity interest in LD Holdings. As of September 30, 2022 the consolidated subsidiaries of LD Holdings included loanDepot.com, LLC, (“LDLLC”), Artemis Management, LLC (“ART”), LD Settlement Services, LLC (“LDSS”), mello Holdings, LLC (“Mello”), and mello Credit Strategies LLC (“MCS”). Unless otherwise noted or indicated by the context, the term, the “Company,” refers (1) prior to the consummation of the IPO to LD Holdings and its consolidated subsidiaries, and (2) after the IPO to loanDepot, Inc. and its consolidated subsidiaries, including LD Holdings.

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 22% of total loan originations for the nine months ended September 30, 2022.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 30%, 27%, and 21% of the Company’s loan sales for the nine months ended September 30, 2022. No other investors accounted for more than 5% of the loan sales for the nine months ended September 30, 2022.

The Company funds loans through warehouse and other lines of credit. As of September 30, 2022, 15% and 17% of the Company's warehouse lines were payable to two separate lenders.

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

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	September 30, 2022
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$1,143,948	$1,143,948	$—	$—
Restricted cash	160,926	160,926	—	—
Loans held for sale, at fair value	2,692,820	—	2,692,820	—
Derivative assets, at fair value	316,647	—	295,737	20,910
Servicing rights, at fair value	2,030,026	—	—	2,030,026
Trading securities, at fair value	97,210	—	97,210	—
Loans eligible for repurchase	554,892	—	554,892	—

Liabilities
Warehouse and other lines of credit	$2,529,436	$—	$2,529,436	$—
Derivative liabilities, at fair value	149,837	26,123	38,086	85,628
Servicing rights, at fair value	16,757	—	—	16,757
Debt obligations:
Secured credit facilities	1,092,977	—	1,094,433	—
Term Notes	199,540	—	200,000	—
Senior Notes	991,187	—	561,900	—
Liability for loans eligible for repurchase	554,892	—	554,892	—

	December 31, 2021
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$419,571	$419,571	$—	$—
Restricted cash	201,025	201,025	—	—
Loans held for sale, at fair value	8,136,817	—	8,136,817	—
Derivative assets, at fair value	194,665	4,924	5,358	184,383
Servicing rights, at fair value	2,006,712	—	—	2,006,712
Trading securities, at fair value	72,874	—	72,874	—
Loans eligible for repurchase	363,373	—	363,373	—

Liabilities
Warehouse and other lines of credit	$7,457,199	$—	$7,457,199	$—
Derivative liabilities, at fair value	37,797	31,070	2,964	3,763
Servicing rights, at fair value	7,310	—	—	7,310
Debt obligations:
Secured credit facilities	343,759	—	345,596	—
Term Notes	199,133	—	200,000	—
Senior Notes	1,085,316	—	1,057,977	—
Liability for loans eligible for repurchase	363,373	—	363,373	—

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	September 30, 2022
	Recurring Fair Value Measurements of Assets and Liabilities Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$2,692,820	$—	$2,692,820
Trading securities	—	97,210	—	97,210
Derivative assets:
Interest rate lock commitments	—	—	20,910	20,910
Forward sale contracts	—	295,737	—	295,737
Servicing rights	—	—	2,030,026	2,030,026
Total assets at fair value	$—	$3,085,767	$2,050,936	$5,136,703
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$85,628	$85,628
Interest rate swap futures	19,480	—	—	19,480
Forward sale contracts	—	38,086	—	38,086
Put options on treasuries	6,643	—	—	6,643
Servicing rights	—	—	16,757	16,757
Total liabilities at fair value	$26,123	$38,086	$102,385	$166,594

	December 31, 2021
	Recurring Fair Value Measurements of Assets and Liabilities Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Fair value through net income:
Assets:
Loans held for sale	$—	$8,136,817	$—	$8,136,817
Trading securities	—	72,874	—	72,874
Derivative assets:
Interest rate lock commitments	—	—	184,383	184,383
Forward sale contracts	—	5,358	—	5,358
Interest rate swap futures	4,924	—	—	4,924
Servicing rights	—	—	2,006,712	2,006,712
Total assets at fair value	$4,924	$8,215,049	$2,191,095	$10,411,068
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$3,763	$3,763
Forward sale contracts	—	2,964	—	2,964
Put options on treasuries	31,070	—	—	31,070
Servicing rights	—	—	7,310	7,310
Total liabilities at fair value	$31,070	$2,964	$11,073	$45,107

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$57,605	$2,204,593	$180,620	$1,999,402
Total net gains or losses included in earnings (realized and unrealized)	22,112	140,598	279,266	765,143
Sales and settlements
Sales		(331,922)		(751,276)
Settlements (1)	(102,686)	—	(374,144)	—
Transfers of IRLCs to closed loans	(41,749)	—	(150,460)	—
Balance at end of period	$(64,718)	$2,013,269	$(64,718)	$2,013,269
(1)Funded amount for IRLCs.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$333,081	$1,776,395	$647,045	$1,124,302
Total net gains or losses included in earnings (realized and unrealized)	640,372	233,166	1,749,343	1,079,525
Sales and settlements
Sales	—	(172,867)	—	(367,133)
Settlements (1)	(558,918)	—	(1,585,368)	—
Transfers of IRLCs to closed loans	(155,325)	—	(551,810)	—
Balance at end of period	$259,210	$1,836,694	$259,210	$1,836,694
(1)Funded amount for IRLCs.

The following presents the gains and losses included in earnings relating to the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	IRLCs, net (1)	Servicing Rights, net(2)	IRLCs, net (1)	Servicing Rights, net(3)

Total net (losses) gains included in earnings	$(122,323)	$140,598	$(245,338)	$765,143

Change in unrealized (losses) gains relating to assets and liabilities still held at period end	$(64,718)	$150,534	$(64,718)	$683,413

(1)Gains (losses) included in gain on origination and sale of loans, net.
(2)Includes $124.2 million in gains included in gain on origination and sale of loans, net and $16.4 million of gains included in change in fair value of servicing rights, net, for the three months ended September 30, 2022.
(3)Includes $574.5 million in gains included in gain on origination and sale of loans, net and $190.7 million of gains included in change in fair value of servicing rights, net, for the nine months ended September 30, 2022.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	IRLCs, net (1)	Servicing Rights, net(2)	Interest Rate Lock Commitments(1)	Servicing Rights, net(3)

Total net (losses) gains included in earnings	$(73,871)	$233,166	$(387,835)	$1,079,525

Change in unrealized gains relating to assets and liabilities still held at period end	$259,210	$326,527	$259,210	$1,126,433
(1)(Losses) gains included in gain on origination and sale of loans, net.
(2)Includes $345.9 million in gains included in gain on origination and sale of loans, net and $112.7 million in losses included in change in fair value of servicing rights, net, for the three months ended September 30, 2021.
(3)Includes $1.3 billion in gains included in gain on origination and sale of loans, net and $223.4 million of losses included in change in fair value of servicing rights, net, for the nine months ended September 30, 2021.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	September 30, 2022				December 31, 2021
Unobservable Input	Range of inputs			Weighted Average (2)	Range of inputs			Weighted Average (2)
IRLCs:
Pull-through rate	6.2%	-	99.9%	80.2%	0.3%	-	99.3%	74.2%

Servicing rights
Discount rate(1)	4.9%	-	14.9%	6.3%	4.5%	-	9.0%	5.8%
Prepayment rate(1)	5.5%	-	19.0%	7.0%	8.4%	-	18.7%	10.2%
Cost to service (per loan)	$62	-	$143	$86	$70	-	$114	$82
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of September 30, 2022 or December 31, 2021.

Financial Statement Items Measured at Amortized Cost

Warehouse and other lines of credit - The Company’s warehouse and other lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse and other lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, Term Notes, and Senior Notes. The Company’s secured credit facilities and Term Notes accrue interest at a stated base rate, plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of September 30, 2022 and December 31, 2021. Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 were estimated using the quoted market prices at September 30, 2022. The debt obligations are classified as Level 2 in the fair value hierarchy.

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments with fair value that exceeded the liability amount recorded on the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$495,444	$199,707	$295,737	$—	$(193,934)	$101,803
Total Assets	$495,444	$199,707	$295,737	$—	$(193,934)	$101,803

Liabilities:
Forward sale contracts	$237,793	$199,707	$38,086	$—	$(1,054)	$37,032
Put options on treasuries	6,643	—	6,643	—	(6,643)	—
Interest rate swap futures	19,480	—	19,480	—	(19,480)	—
Warehouse and other lines of credit	2,529,436	—	2,529,436	(2,529,436)	—	—
Secured debt obligations (1)	1,294,433	—	1,294,433	(1,294,433)	—	—
Total Liabilities	$4,087,785	$199,707	$3,888,078	$(3,823,869)	$(27,177)	$37,032
(1)Secured debt obligations as of September 30, 2022 included secured credit facilities and Term Notes.

	December 31, 2021
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$29,497	$(24,139)	$5,358	$—	$(1,447)	$3,911
Interest rate swap futures	4,924	—	4,924	—	—	4,924
Total Assets	$34,421	$(24,139)	$10,282	$—	$(1,447)	$8,835

Liabilities:
Forward sale contracts	$27,103	$(24,139)	$2,964	$—	$(1,736)	$1,228
Put options on treasuries	31,070	—	31,070	—	—	31,070
Warehouse and other lines of credit	7,457,199	—	7,457,199	(7,457,199)	—	—
Secured debt obligations (1)	545,596	—	545,596	(545,596)	—	—
Total Liabilities	$8,060,968	$(24,139)	$8,036,829	$(8,002,795)	$(1,736)	$32,298
(1)Secured debt obligations as of December 31, 2021 included secured credit facilities and Term Notes.

NOTE 4 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type of loan as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Conforming - fixed	$1,696,438	60%	$4,881,222	61%
Conforming - ARM	33,501	1	351,408	4
Government - fixed	895,256	32	1,156,890	15
Government - ARM	2,509	—	10,906	—
Other - residential mortgage loans	187,200	7	1,576,858	20
Consumer loans	1,797	—	1,942	—
	2,816,701	100%	7,979,226	100%
Fair value adjustment	(123,881)		157,591
Total	$2,692,820		$8,136,817

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$4,656,338	$9,120,653	$8,136,817	$6,955,424
Origination and purchase of loans	9,700,119	31,902,260	46,842,973	107,717,154
Sales	(11,728,053)	(32,200,708)	(52,409,647)	(106,414,376)
Repurchases	164,435	138,666	498,101	802,366
Principal payments	(18,822)	(53,316)	(119,708)	(119,822)
Fair value loss	(81,197)	(33,819)	(255,716)	(67,010)
Balance at end of period	$2,692,820	$8,873,736	$2,692,820	$8,873,736

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Discount) premium from loan sales	$(83,312)	$674,782	$(756,602)	$1,552,668
Servicing rights additions	124,244	345,882	574,459	1,302,884
Unrealized gains (losses) from derivative assets and liabilities	113,913	42,984	82,110	(139,483)
Realized gains (losses) from derivative assets and liabilities	37,950	(156,514)	940,824	194,035
Discount points, rebates and lender paid costs	57,634	(49,585)	189,468	(193,043)
Fair value loss	(81,197)	(33,818)	(255,716)	(67,010)
Provision for loan loss obligation for loans sold	(12,932)	(2,456)	(108,550)	(2,723)
Total gain on origination and sale of loans, net	$156,300	$821,275	$665,993	$2,647,328

The Company had $19.6 million and $28.8 million of loans held for sale on non-accrual status as of September 30, 2022 and December 31, 2021, respectively.

NOTE 5 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	September 30, 2022	December 31, 2021
Conventional	$103,719,089	$127,270,097
Government	35,990,544	34,842,868
Total servicing portfolio	$139,709,633	$162,112,965

A summary of the unpaid principal balance underlying servicing rights is as follows:

	September 30, 2022	December 31, 2021
Current loans	$137,990,039	$160,302,966
Loans 30 - 89 days delinquent	572,209	504,467
Loans 90 or more days delinquent or in foreclosure	1,147,385	1,305,532
Total servicing portfolio (1)	$139,709,633	$162,112,965
(1)At September 30, 2022 and December 31, 2021 0.2% and 0.6%, respectively, of the servicing portfolio was in forbearance as a result of payment relief efforts afforded to borrowers as a result of the Coronavirus Aid, Relief, and Economic Security Act and other regulatory guidance.

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$2,204,593	$1,776,395	$1,999,402	$1,124,302
Additions	124,244	345,882	574,459	1,302,884
Sales proceeds, net	(341,415)	(182,892)	(740,728)	(365,680)
Changes in fair value:
Due to changes in valuation inputs or assumptions	75,366	(3,461)	373,158	98,295
Due to collection/realization of cash flows	(49,519)	(99,230)	(193,022)	(323,107)
Balance at end of period	$2,013,269	$1,836,694	$2,013,269	$1,836,694

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual servicing fees	$104,917	$99,640	$327,567	$271,374
Late, ancillary and other fees	8,627	2,789	14,362	8,364
Servicing fee income	$113,544	$102,429	$341,929	$279,738

The following is a summary of the components of change in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Changes in fair value:
Due to changes in valuation inputs or assumptions	$75,366	$(3,461)	$373,158	$98,295
Due to collection/realization of cash flows	(49,519)	(99,230)	(193,022)	(323,107)
Realized losses on sales of servicing rights	(13,489)	(14,218)	(5,949)	(8,224)
Net loss from derivatives hedging servicing rights	(50,837)	(21,553)	(314,557)	(94,158)
Changes in fair value of servicing rights, net	$(38,479)	$(138,462)	$(140,370)	$(327,194)

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	September 30, 2022	December 31, 2021
Fair Value of Servicing Rights, net	$2,013,269	$1,999,402
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(81,235)	(85,066)
Increase 2%	(156,903)	(163,255)
Cost of Servicing:
Increase 10%	(18,990)	(20,843)
Increase 20%	(38,066)	(41,727)
Prepayment Speed:
Increase 10%	(17,625)	(76,532)
Increase 20%	(35,139)	(148,556)

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives instruments utilized by the Company primarily include interest rate lock commitments, forward sale contracts, MBS put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies and Note 3- Fair Value for further details on derivatives in the 2021 Form 10-K.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
September 30, 2022:
Interest rate lock commitments	$1,645,122	Derivative asset, at fair value	$20,910
Interest rate lock commitments	3,171,270	Derivative liabilities, at fair value	—	85,628

Forward sale contracts	20,523,121	Derivative asset, at fair value	295,737	—
Forward sale contracts	896,425	Derivative liabilities, at fair value	—	38,086

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	1,725	Derivative liabilities, at fair value	—	6,643

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	650	Derivative liabilities, at fair value	—	19,480
		Total derivative financial instruments	$316,647	$149,837

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2021:
Interest rate lock commitments	$11,530,721	Derivative asset, at fair value	$184,383	$—
Interest rate lock commitments	1,125,911	Derivative liabilities, at fair value	—	3,763

Forward sale contracts	19,482,705	Derivative asset, at fair value	5,358	—
Forward sale contracts	13,171,462	Derivative liabilities, at fair value	—	2,964

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	16,980	Derivative liabilities, at fair value	—	31,070

Interest rate swap futures	2,640	Derivative asset, at fair value	4,924	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$194,665	$37,797

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	Statements of Operations Location	2022	2021	2022	2021
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(122,323)	$(73,871)	$(245,338)	$(387,835)
Forward sale contracts	Gain on origination and sale of loans, net	259,360	(29,867)	1,221,817	477,215
Interest rate swap futures	Gain on origination and sale of loans, net	2,279	(29,683)	(82,251)	(81,891)
Put options	Gain on origination and sale of loans, net	12,547	19,891	128,706	47,063
Forward sale contracts	Change in fair value of servicing rights, net	(16,293)	(5,838)	(113,920)	(84,842)
Interest rate swap futures	Change in fair value of servicing rights, net	(31,598)	(14,033)	(197,177)	(6,855)
Put options	Change in fair value of servicing rights, net	(2,946)	(1,682)	(3,460)	(2,461)
Total realized and unrealized gains (losses) on derivative financial instruments		$101,026	$(135,083)	$708,377	$(39,606)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the Company’s activity related to goodwill is as follows.

	Goodwill	Other intangible assets	Total
Balance, December 31, 2021	$40,736	$1,581	$42,317
Amortization	—	(205)	(205)
Impairment loss	(40,736)	(1,376)	(42,112)
Balance, September 30, 2022	$—	$—	$—

	Goodwill	Other intangible assets	Total
Balance, December 31, 2020	$40,736	$2,090	$42,826
Amortization	—	(255)	(255)
Balance September 30, 2021	$40,736	$1,835	$42,571

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

During the second quarter of 2022, the Company performed an interim impairment test due to the impact of rising interest rates on the mortgage industry and the Company’s recent stock performance. The evaluation of goodwill included a market based and income based approach. Based upon the results of this evaluation, an impairment charge of $40.7 million was recognized, driven predominantly by a significant decline in our market capitalization.

In addition to goodwill, the Company had other intangible assets related to trademarks associated with prior acquisitions. The Company reviews intangible assets for possible impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. The factors outlined in the goodwill impairment discussion above triggered an interim impairment evaluation of other intangible assets during the second quarter of 2022. Based upon the results of this evaluation, an impairment charge of $1.4 million was recognized.

NOTE 8 – VARIABLE INTEREST ENTITIES

The determination of whether the assets and liabilities of the VIEs are consolidated or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement, if any, with the VIE. The Company is deemed the primary beneficiary and therefore consolidates VIEs for which it has both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) benefits, as defined, from the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. The Company did not provide any non-contractual financial support to VIEs for the nine months ended September 30, 2022 and year ended December 31, 2021.

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

The Company consolidates securitization facilities that finance mortgage loans held for sale, and SPEs established as trusts to finance mortgage servicing rights and servicing advance receivables. The Company sells assets to a securitization or trust, which issue beneficial interests that are collateralized by the transferred assets and entitle the investors to specified cash flows generated therefrom. The Company may retain beneficial interests in the assets sold. The Company also holds certain conditional repurchase options specific to these securitizations that allow it to repurchase assets from the securitization entity. The Company’s economic exposure to loss from outstanding third-party financing is generally limited to the carrying value of the assets financed. The Company has retained risks in the securitizations including customary representations and warranties. For securitization facilities, the Company, as seller, has an option to prepay and redeem outstanding classes of issued notes after a set time period has elapsed. The Company’s exposure to these entities is primarily through its role as seller, servicer, and administrator. Servicing functions include, but are not limited to, general collection activity, preparing and furnishing statements, and loss mitigation efforts including repossession and sale of collateral.

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

	September 30, 2022	December 31, 2021
Assets
Loans held for sale, at fair value	$481,950	$2,557,490
Restricted cash	21,634	100,494
Servicing rights, at fair value	527,059	400,678
Prepaid expenses and other assets	34,711	17,756
	$1,065,354	$3,076,418

Liabilities
Warehouse and other lines of credit	$500,000	$2,600,000
Debt obligations, net:
MSR Facilities	116,874	15,000
Servicing advance facilities	30,677	15,070
Term notes	199,540	199,133
	$847,091	$2,829,203

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	September 30, 2022
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$97,210	$—	$97,210	$2,340,730
Investments in joint ventures	19,938	—	19,938	17,605
	$117,148	$—	$117,148

	December 31, 2021
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$72,874	$—	$72,874	$1,424,857
Investments in joint ventures	18,553	—	18,553	20,783
	$91,427	$—	$91,427

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated income statements. As of September 30, 2022, the remaining principal balance of loans transferred to these securitization trusts was $2.3 billion of which $1.6 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $4.6 million and $10.8 million for the three and nine months ended September 30, 2022, respectively, and $3.0 million and $8.1 million for the three and nine months ended September 30, 2021, respectively, and is included in other income in the consolidated statements of operations.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At September 30, 2022, the Company was a party to 10 revolving lines of credit with lenders providing $5.7 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of September 30, 2022, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.37% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines are scheduled to expire through 2023 under one or two year terms. As of September 30, 2022 there was one securitization facility with an original three year term scheduled to expire in 2024. All warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of September 30, 2022 and December 31, 2021, there was $5.5 million and $8.0 million, respectively, held in these accounts which are recorded as a component of restricted cash on the consolidated balance sheets.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. As of September 30, 2022, the Company amended certain warehouse lines related to certain profitability covenants, following which the Company was in compliance with those financial covenants.

Securitization Facilities

In October 2020, the Company issued notes and a class of owner trust certificates through a securitization facility (“2020-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2020-1 Securitization Facility was secured by newly originated, first-lien, residential mortgage loans eligible for purchase by Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2020-1 Securitization Facility issued $600.0 million in notes and certificates that accrued interest at 30-day LIBOR plus a margin. In March 2022, the Company exercised its right to optional prepayment in full and terminated the 2020-1 Securitization Facility.

In December 2020, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2020-2 Securitization Facility”) backed by a revolving warehouse line of credit. The 2020-2 Securitization Facility was secured by newly originated, first-lien, fixed rate residential mortgage loans eligible for purchase by the GSEs or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2020-2 Securitization Facility issued $500.0 million in notes and certificates that accrued interest at 30-day LIBOR plus a margin. In August 2022, the Company exercised its right to optional prepayment in full and terminated the 2020-2 Securitization Facility.

In February 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-1 Securitization Facility was secured by newly originated, first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-1 Securitization Facility issued $500.0 million in notes that accrued interest at 30-day LIBOR plus a margin. In September 2022, the Company exercised its right to optional prepayment in full and terminated the 2021-1 Securitization Facility.

In April 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-2 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-2 Securitization Facility was secured by newly originated, first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-2 Securitization Facility issued $500.0 million in notes that accrued interest at 30-day LIBOR, plus a margin. In September 2022, the Company exercised its right to optional prepayment in full and terminated the 2021-2 Securitization Facility.

In October 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-3 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-3 Securitization Facility is secured by newly originated, first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-3 Securitization Facility issued $500.0 million in notes that bear interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. The 2021-3 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full, and (iii) the date of the occurrence and continuance of an event of default.

The following table presents information on warehouse and securitization facilities and the outstanding balance as of September 30, 2022 and December 31, 2021:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	September 30, 2022	December 31, 2021
Facility 1(1)	$400,000	$1,100,000	$1,500,000	10/29/2022	$441,230	$851,088
Facility 2(2)	—	300,000	300,000	9/25/2023	172,313	295,743
Facility 3	—	300,000	300,000	4/18/2023	290,197	459,018
Facility 4	—	450,000	450,000	11/14/2022	226,888	266,230
Facility 5(2)	—	200,000	200,000	N/A	92	391
Facility 6(2)	100,000	500,000	600,000	9/29/2023	310,042	583,449
Facility 7(3)	400,000	400,000	800,000	5/5/2023	382,952	1,410,367
Facility 8	—	750,000	750,000	N/A	25,113	361,783
Facility 9(4)(5)	—	—	—	10/25/2022	—	600,000
Facility 10(4)(7)	—	—	—	12/17/2023	—	500,000
Facility 11(2)(6)	—	—	—	9/23/2022	—	263,516
Facility 12(4)(8)	—	—	—	2/2/2024	—	500,000
Facility 13(4)(8)	—	—	—	4/23/2024	—	500,000
Facility 14	—	300,000	300,000	9/21/2023	180,609	365,614
Facility 15(4)	500,000	—	500,000	10/21/2024	500,000	500,000
Total	$1,400,000	$4,300,000	$5,700,000		$2,529,436	$7,457,199
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date. In October 2022, this facility was extended to October 2023.
(2)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(3)In addition to the outstanding balance secured by mortgage loans, the Company has $116.9 million outstanding to finance servicing rights included within debt obligations in the consolidated balance sheets.
(4)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.
(5)This facility was prepaid and terminated in March 2022.
(6)This facility was prepaid and terminated in July 2022.
(7)This facility was prepaid and terminated in August 2022.
(8)This facility was prepaid and terminated in September 2022.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Maximum outstanding balance during the period	$4,354,864	$9,078,257	$7,672,559	$9,180,276
Average balance outstanding during the period	3,417,252	8,515,189	4,868,397	8,066,303
Collateral pledged (loans held for sale)	2,566,330	8,675,750	2,566,330	8,675,750
Weighted average interest rate during the period	4.18%	2.22%	2.89%	2.25%

NOTE 10 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$969,048	$262,250
Securities financing facilities	93,252	66,439
Servicing advance facilities	30,677	15,070
Total secured credit facilities	1,092,977	343,759
Term Notes	199,540	199,133
Total secured debt obligations, net	1,292,517	542,892
Unsecured debt obligations, net:
Senior Notes	991,187	1,085,316
Total debt obligations, net	$2,283,704	$1,628,208

Certain of the Company’s secured debt obligations require us to satisfy financial covenants including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company obtained amendments relating to certain profitability covenants. As a result, the Company was in compliance with all such financial covenants as of September 30, 2022.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In October 2014, the Company entered into a $25.0 million credit facility to finance servicing rights and for other working capital needs and general corporate purposes. The Company has entered into subsequent amendments to increase and decrease the size of the facility and extend the maturity date. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $289.6 million as of September 30, 2022 and accrues interest at a base rate per annum of 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. As of September 30, 2022, there was $205.5 million outstanding on this facility with a maturity of June 2023. At September 30, 2022, capacity under the facility was $268.0 million. Advances for servicing rights are determined using a borrowing base formula calculated against the fair market value of the pledged servicing rights.

In December 2021, the Company entered into a credit facility agreement which provides $300.0 million in borrowing capacity, with an option to increase up to $500.0 million upon mutual consent, available to the Company. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $526.6 million as of September 30, 2022, and bears interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum. At September 30, 2022, there was $300.0 million outstanding on this facility and $0.2 million in unamortized deferred financing costs.

In January 2022, the Company entered into a credit facility agreement which provides $500.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $621.4 million as of September 30, 2022 and bears interest at SOFR plus a margin per annum. At September 30, 2022, there was $348.0 million outstanding on this facility and $1.1 million in unamortized deferred financing costs.

In August 2017, the Company established the GMSR Trust to finance Ginnie Mae mortgage servicing rights owned by the Company through issuance of either variable funding notes or term notes, in each case secured by participation certificates held by the GMSR Trust. As of September 30, 2022, the Company had pledged participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights to the GMSR Trust with a fair value of $527.1 million. At September 30,

2022 the maximum borrowing capacity of the variable funding notes was $200.0 million. The variable funding notes bear interest at SOFR plus a margin per annum and mature in May 2023. As of September 30, 2022, there were $116.9 million in variable funding notes outstanding to finance Ginnie Mae mortgage servicing rights owned by the Company.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 60% and 90% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities which represent our retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of September 30, 2022, the trading securities had a fair value of $97.2 million on the consolidated balance sheets and there were $93.3 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR, plus a margin per annum and mature in September 2023 (unless earlier redeemed in accordance with their terms). At September 30, 2022, there was $15.7 million in 2020-VF1 Notes outstanding.

In November 2021, the Company, through the GMSR Trust issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables with respect to residential mortgage loans serviced on behalf of Ginnie Mae. The variable funding notes bear interest at SOFR plus a margin per annum and mature in May 2023. As of September 30, 2022, there was $15.1 million outstanding on the variable funding notes and $0.2 million in unamortized deferred financing costs.

Term Notes

In October 2018, the Company, through the GMSR Trust issued the Series 2018-GT1 Term Notes (“Term Notes”). The Term Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in October 2023 or, if extended pursuant to the terms of the related indenture supplement, October 2025 (unless earlier redeemed in accordance with their terms). At September 30, 2022, there was $200.0 million in Term Notes outstanding and $0.5 million in unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2025 Senior Notes, in whole or in part, at various redemption prices. At September 30, 2022, there was $500.0 million in 2025 Senior Notes outstanding and $5.5 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, the Company may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. During the first quarter of 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. The Company may also redeem the 2028 Senior Notes, in whole or in part, at any time on or after April 1, 2024 at various redemption prices. In addition, subject to certain conditions at any time prior to April 1, 2024, the Company may redeem up to 40% of the principal amount of the 2028 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the 2028 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At September 30, 2022, there was $502.5 million in 2028 Senior Notes outstanding and $5.8 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on LIBOR, or other alternative base rate such as SOFR, plus a margin ranging from 0.70% - 3.50%.

NOTE 11 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. As part of the completion of the IPO, the Company became a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of LD Holdings.

As of September 30, 2022 and December 31, 2021, the Company had a deferred tax asset before any valuation allowance of $0.1 million and $0.4 million, respectively, and a deferred tax liability of $135.2 million and $193.4 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of September 30, 2022 and December 31, 2021 relate to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at September 30, 2022 and December 31, 2021 using the combined federal and state rate (less federal benefit) of 26%. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2022, the Company did not have a valuation allowance on any deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $47.8 million and $32.9 million as of September 30, 2022 and December 31, 2021, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA, refer to Note 15- Commitments and Contingencies, for further information on the TRA liability.

NOTE 12 – RELATED PARTY TRANSACTIONS

In conjunction with its joint ventures, the Company entered into agreements to provide services to joint ventures for which it receives and pays fees. Such services include loan processing and administrative services (legal, accounting, human resources, data processing and management information, assignment processing, post-closing, underwriting, facilities management, quality control, management consulting, risk management, promotions, public relations, advertising and compliance with credit agreements). The Company also pays the joint ventures a broker fee for referrals of eligible mortgage loans.

Fees earned, costs incurred, and amounts payable to or receivable from joint ventures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loan processing and administrative services fee income	$4,876	$3,650	$12,754	$10,757

Loan origination broker fees expense	$31,917	$22,749	$81,843	$63,457

	September 30, 2022	December 31, 2021
Amounts (payable) receivable from joint ventures	$(8,136)	$1,855

The Company paid management fees to a shareholder of the Company of $0.2 million during the nine months ended September 30, 2021. The Company employed certain individuals who provided services to a shareholder whose salaries totaled $0.2 million during the nine months ended September 30, 2022 and $0.1 million and $0.3 million during three and nine months ended September 30, 2021, respectively.

NOTE 13 – EQUITY

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

The noncontrolling interest of $0.6 billion and $1.1 billion as of September 30, 2022 and December 31, 2021, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of September 30, 2022.

Holding Member Interests:	Holdco Units	Ownership Percentage
loanDepot, Inc.	165,002,738	52.53%
Continuing LLC Members	149,130,538	47.47%
Total	314,133,276	100.00%

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
The basic and diluted earnings per share period for the nine months ended September 30, 2021 represents the period after February 11, 2021, wherein the Company had outstanding Class A common stock and Class D common stock. There was no Class B common stock outstanding as of September 30, 2022 and 2021. The following table sets forth the calculation of basic and diluted earnings (loss) per share for Class A common stock and Class D common stock:

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	Class A	Class D	Total	Class A	Class D	Total
Net loss attributable to loanDepot, Inc.	$(24,200)	$(35,881)	$(60,081)	$(70,421)	$(125,330)	$(195,750)
Weighted average shares - basic	65,437,698	97,026,671	162,464,369	54,611,035	97,192,893	151,803,928
Loss per share - basic	$(0.37)	$(0.37)	$(0.37)	$(1.29)	$(1.29)	$(1.29)

Diluted loss per share:
Net loss allocated to common stockholders - diluted	$(24,200)	$(35,881)	$(60,081)	$(70,421)	$(125,330)	$(195,751)
Weighted average shares - diluted	65,437,698	97,026,671	162,464,369	54,611,035	97,192,893	151,803,928
Loss per share - diluted	$(0.37)	$(0.37)	$(0.37)	$(1.29)	$(1.29)	$(1.29)

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Class A	Class D	Total	Class A	Class D	Total
Net income attributable to loanDepot, Inc.	$6,052	$45,423	$51,475	$9,233	$95,678	$104,911
Weighted average shares - basic	15,318,921	114,978,644	130,297,565	11,259,896	116,681,435	127,941,331
Earnings per share - basic	$0.40	$0.40	$0.40	$0.82	$0.82	$0.82

Diluted income per share:
Net income allocated to common stockholders - diluted	$6,052	$45,423	$51,475	$9,233	$95,678	$104,911
Weighted average shares - diluted	15,318,921	114,978,644	130,297,565	11,259,896	116,681,435	127,941,331
Earnings per share - diluted	$0.40	$0.40	$0.40	$0.82	$0.82	$0.82

For the three and nine months ended September 30, 2022, 156,677,534 and 167,796,888 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted loss per share.

For the three and nine months ended September 30, 2022, 14,869,764 and 12,907,024 of Class A RSUs and nonqualified stock options were determined to be anti-dilutive, and thus excluded from the computation of diluted loss per share.

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

NOTE 15– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $8.0 million and $21.1 million at September 30, 2022 and December 31, 2021, respectively.

Legal Proceedings

The Company is a defendant in, or a party to, legal actions and proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. These matters include actions alleging improper lending practices, improper servicing, quiet title actions, improper foreclosure practices, violations of consumer protection laws, etc. and on account of consumer bankruptcies. In many of these actions, the Company may not be the real party of interest (because the Company is not the servicer of the loan or the holder of the note) but it may appear in the pleadings because it is in the chain of title to property over which there may be a dispute. Such matters may be indemnified and managed by the appropriate party, which may be the Company’s subservicer. In other cases, such as lien avoidance cases brought in bankruptcy, the Company is insured by title insurance, and the case is turned over to the title insurer who tenders the Company’s defense. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

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

Employment Litigation

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. The parties participated in pre-litigation mediation in May 2021. The parties did not resolve the matter at mediation and a complaint was filed with the Superior Court of the State of California, County of Orange on September 21, 2021 and an amended complaint was filed on December 21, 2021. In response, on February 2, 2022 the Company filed a demurrer to the complaint with the Superior Court of the State of California, County of Orange, for failing to state facts sufficient to constitute a cause of action while still vigorously denying the claims within the complaint. On March 24, 2022, the plaintiff filed her opposition to loanDepot’s demurrer. On March 29, 2022, the Company filed its reply to Plaintiff’s opposition. A hearing was held on the Company’s demurrer on May 12, 2022, at the Superior Court of the State of California, County of Orange. The court sustained the Company’s demurrer in full. On June 30, 2022, the Company filed its answer and affirmative defenses to the amended complaint. The plaintiff seeks damages in excess of $75 million. The Company believes this lawsuit is without merit and intends to vigorously defend against it. Discovery in this matter is still ongoing.

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

Regulatory Requirements

The Company is subject to various capital requirements by the U.S. Department of Housing and Urban Development (“HUD”); lenders of the warehouse lines of credit; and secondary markets investors. Failure to maintain minimum capital requirements could result in the inability to participate in HUD-assisted mortgage insurance programs, to borrow funds from warehouse line lenders or to sell or service mortgage loans. As of September 30, 2022, the Company was in compliance with its selling and servicing capital requirements.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of September 30, 2022 and December 31, 2021 approximated $4.8 billion and $12.7 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

Loan Loss Obligation for Sold Loans

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company establishes a loan repurchase reserve for losses associated with repurchase loan obligations if the Company breached a representation or warranty given to the loan purchaser. Additionally, the Company’s loan loss obligation for sold loans includes an estimate for losses associated with early payoffs and early payment defaults. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties, and other provisions for the three and nine months ended September 30, 2022 and 2021.

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$85,873	$26,626	$29,877	$33,591
Provision for loan loss obligations	12,932	2,456	108,550	2,723
Charge-offs	(29,879)	(2,094)	(69,501)	(9,326)
Balance at end of period	$68,926	$26,988	$68,926	$26,988

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $6.5 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively

TRA Liability

As part of the IPO and reorganization, the Company entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $47.8 million and $32.9 million as of September 30, 2022 and December 31, 2021, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc.

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

•Fannie Mae and Freddie Mac. The eligibility requirements for seller/servicers include tangible net worth of $2.5 million plus 0.25% of the Company’s total single-family servicing portfolio, excluding loans subserviced for others and a liquidity requirement equal to 0.035% of the aggregate UPB serviced for the agencies plus 2.0% of total nonperforming agency servicing UPB in excess of 6%.
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
•Fannie Mae, Freddie Mac and Ginnie Mae. The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

To the extent that these requirements are not met, the Company may be subject to a variety of regulatory actions which could have a material adverse impact on our results of operations and financial condition. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $125.3 million as of September 30, 2022. The Company was in compliance with the net worth, liquidity and other financial requirements of its selling and servicing requirements as of September 30, 2022.

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
Fluctuations in Interest Rates
Our mortgage loan refinancing volumes (and to a lesser degree, our purchase volumes), balance sheets, and results of operations are influenced by changes in interest rates and how we effectively manage the related interest rate risk. As interest rates decline, mortgage loan refinance volumes tend to increase, while an increasing interest rate environment may cause a decrease in refinance volumes and purchase volumes. In addition, the majority of our assets are subject to interest rate risk, including LHFS, IRLCs, servicing rights and mandatory trades, forward sales contracts, interest rate swap futures and put options. We refer to such mandatory trades, forward sales contracts, interest rate swap futures and put options collectively as “Hedging Instruments.” As interest rates increase, our LHFS and IRLCs generally decrease in value while our Hedging Instruments utilized to hedge against interest rate risk typically increase in value. Rising interest rates cause our expected mortgage loan servicing revenues to increase due to a decline in mortgage loan prepayments which extends the average life of our servicing portfolio and increases the value of our servicing rights. Conversely, as interest rates decline, our LHFS and IRLCs generally increase in value while our Hedging Instruments decrease in value. In a declining interest rate environment, borrowers tend to refinance their mortgage loans, which increases prepayment speed and causes our expected mortgage loan servicing revenues to decrease, which reduces the average life of our servicing portfolio and decreases the value of our servicing rights. The changes in fair value of our servicing rights are recorded as unrealized gains and losses in changes in fair value of servicing rights, net, in our consolidated statements of operations.
As interest rates increase, rate and term refinancings become less attractive to consumers. However, rising interest rates during periods of inflationary pressures can make real assets, including real estate, an attractive investment. Demand for real estate may result in ongoing support for purchase mortgages and increasing home price appreciation creating borrower equity that may result in increasing opportunities for cash-out refinancings or home equity loans.

Current Market Conditions
In November 2022 the Federal Reserve raised the Federal Funds rate by another 0.75 percentage points for a total increase of 3.75 percentage points since the beginning of 2022. The resulting increase in mortgage interest rates have impacted mortgage transaction volumes which are expected to continue to decline through 2023. According to MBA’s Mortgage Finance Forecast published October 23, 2022, annual one-to-four family residential mortgage origination volumes are expected to decrease by $0.2 trillion, or 9% to $2.0 trillion by December 31, 2023. The primary driver of this decrease is refinance volume.
As a result of current market conditions, we have implemented our Vision 2025 Plan, the plan’s four primary elements include: 1) Increase focus on purchase transactions while serving increasingly diverse communities across the country; 2) Execute previously announced growth-generating initiatives; 3) Centralize management of loan originations and loan fulfillment to enhance quality and effectiveness; and 4) Right-size our cost structure. During the third quarter of 2022, we reduced our real estate footprint which resulted in a $9.1 million lease impairment and $11.0 million loss on disposal of fixed assets. We reduced our quarterly operating expenses including personnel and marketing related costs and completed the exit of our wholesale business. We have substantially completed the transition of our servicing portfolio to our in-house platform, and we recently began the initial launch of our digital HELOC solution. In partnership with National HomeCorp., a Georgia-based homebuilder specializing in affordable single-family homes, we formed NHC Mortgage, a new joint venture partnership advancing our goal of purpose-driven lending and providing credit to underserved communities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Financial statement data
Total revenue	$274,192	$923,756	$1,086,141	$3,019,678
Total expenses	435,125	744,771	1,602,038	2,364,054
Net (loss) income	(137,482)	154,277	(452,623)	608,414

(Loss) earnings per share of Class A and Class D common stock:
Basic	$(0.37)	$0.40	$(1.29)	$0.82
Diluted	$(0.37)	$0.40	$(1.29)	$0.82

Non-GAAP financial measures(1)
Adjusted total revenue	$249,663	$948,770	$1,027,540	$3,015,540
Adjusted net (loss) income	(116,846)	147,533	(367,101)	524,564
Adjusted (LBITDA) EBITDA	(114,133)	238,261	(380,049)	805,622
Adjusted diluted (loss) earnings per share	N/A	N/A	N/A	N/A

Loan origination and sales
Loan originations by channel:
Retail	$6,331,564	$24,938,035	$33,688,829	$86,247,597
Partner	3,518,363	7,047,770	13,706,884	21,711,525
Total	$9,849,927	$31,985,805	$47,395,713	$107,959,122

Loan originations by purpose:
Purchase	$6,938,408	$11,008,399	$24,469,338	$29,307,875
Refinance	2,911,519	20,977,406	22,926,375	78,651,247
Total	$9,849,927	$31,985,805	$47,395,713	$107,959,122
Loan originations (units)	29,795	94,799	142,057	306,352

Licensed loan officers:
Retail	2,096	3,081	2,096	3,081
Partner	223	280	223	280
Total	2,319	3,361	2,319	3,361

Loans sold:
Servicing retained	$6,604,979	$26,520,547	$34,296,344	$94,937,638
Servicing released	5,132,350	5,672,551	18,220,561	11,474,587
Total	$11,737,329	$32,193,098	$52,516,905	$106,412,225
Loans sold (units)	34,613	95,735	154,624	302,764

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Gain on sale margin	1.80%	2.84%	1.66%	2.71%
Gain on sale margin - retail	2.34	3.28	1.87	3.02
Gain on sale margin - partner	0.84	1.24	1.15	1.49
Pull through weighted gain on sale margin	2.03	2.99	1.92	3.13

IRLCs	$12,032,026	$43,673,515	$61,620,241	$131,502,157
IRLCs (units)	38,569	134,756	188,444	397,201

Pull through weighted lock volume	$8,755,082	$30,354,123	$40,968,021	$93,603,559

Servicing metrics
Total servicing portfolio (unpaid principal balance)	$139,709,633	$145,305,182	$139,709,633	$145,305,182
Total servicing portfolio (units)	463,471	469,019	463,471	469,019
60+ days delinquent ($)	$1,365,774	$1,679,691	$1,365,774	$1,679,691
60+ days delinquent (%)	0.98%	1.16%	0.98%	1.16%
Servicing rights at fair value, net(2)	$2,013,269	$1,836,694	$2,013,269	$1,836,694
Weighted average servicing fee (3)	0.29%	0.30%	0.29%	0.30%
Multiple(3) (4)	5.2	4.5	5.2	4.5
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

Results of Operations

The following table sets forth our consolidated financial statement data for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2022	2021
	(Unaudited)
REVENUES:
Net interest income	$9,794	$14,235	$(4,441)	(31.2)%
Gain on origination and sale of loans, net	156,300	821,275	(664,975)	(81.0)
Origination income, net	21,268	86,601	(65,333)	(75.4)
Servicing fee income	113,544	102,429	11,115	10.9
Change in fair value of servicing rights, net	(38,479)	(138,462)	99,983	72.2
Other income	11,765	37,678	(25,913)	(68.8)
Total net revenues	274,192	923,756	(649,564)	(70.3)
EXPENSES:
Personnel expense	218,819	449,152	(230,333)	(51.3)
Marketing and advertising expense	42,940	131,971	(89,031)	(67.5)
Direct origination expense	19,463	49,559	(30,096)	(60.7)
General and administrative expense	83,412	50,013	33,399	66.8
Occupancy expense	9,889	9,686	203	2.1
Depreciation and amortization	10,243	8,688	1,555	17.9
Servicing expense	14,221	22,879	(8,658)	(37.8)
Other interest expense	36,138	22,823	13,315	58.3
Goodwill impairment	—	—	—	NM
Total expenses	435,125	744,771	(309,646)	(41.6)
(Loss) income before income taxes	(160,933)	178,985	(339,918)	(189.9)
Income tax (benefit) expense	(23,451)	24,708	(48,159)	(194.9)
Net (loss) income	(137,482)	154,277	(291,759)	(189.1)
Net (loss) income attributable to noncontrolling interests	(77,401)	102,802	(180,203)	(175.3)
Net (loss) income attributable to loanDepot, Inc.	$(60,081)	$51,475	$(111,556)	(216.7)

The results for the three months ended September 30, 2022 reflect an increase in mortgage rates which resulted in a decrease in our profit margins. The decrease of $291.8 million, or 189.1% in net income reflect a $665.0 million decrease in gain on origination and sale of loans, net, partially offset by a $309.6 million decrease in total expenses. The increased interest rate environment resulted in a decrease in margins and volume of mortgage loan originations and IRLCs from the comparable 2021 period.

Revenues
Net Interest Income. Net interest income represents income earned on LHFS offset by interest expense on amounts borrowed under warehouse and other lines of credit to finance such loans until sold. A $5.5 billion decrease in the average balance of LHFS coupled with higher costing warehouse lines drove the decrease in net interest income.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2022	2021
(Discount) premium from loan sales	$(83,312)	$674,782	$(758,094)	(112.3)%
Servicing rights additions	124,244	345,882	(221,638)	(64.1)
Fair value losses on IRLC and LHFS	(203,519)	(107,689)	(95,830)	(89.0)
Fair value gains (losses) from Hedging Instruments	274,185	(39,659)	313,844	791.4
Discount points, rebates and lender paid costs	57,634	(49,585)	107,219	216.2
Provision for loan loss obligation for loans sold	(12,932)	(2,456)	(10,476)	(426.5)
Total gain on origination and sale of loans, net	$156,300	$821,275	$(664,975)	(81.0)

The decrease in gain on origination and sale of loans, net was primarily driven by a reduction in volume and margins due to higher interest rates, partially offset by fair value gains from Hedging Instruments.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $65.3 million or 75.4% decrease in origination income was the result of a 69.2% decrease in loan origination volumes.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $11.1 million or 10.9% in servicing income reflects an increase of $4.3 billion in the average UPB of our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The increase of $100.0 million reflects fair value gains of $49.5 million and lower prepayments of $49.7 million due to the increasing rate environment.
Other Income. Other income includes our pro rata share of net earnings from joint ventures, fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS, and fair value changes in our trading securities. The decrease of $25.9 million or 68.8% was primarily the result of a decrease of $26.5 million in escrow and title fee income due to decreased mortgage loan settlement activity and fair value losses of $6.1 million on our trading securities due to the increasing rate environment.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee compensation costs. The $230.3 million or 51.3% decrease reflects lower commissions of $155.8 million due to lower loan origination volumes and lower salaries and benefits of $80.7 million, partially offset by higher severance of $8.0 million related to previously announced cost savings initiatives. As of September 30, 2022, we had 6,121 employees compared to 11,664 employees as of September 30, 2021, representing a decrease of 47.5%.
Marketing and Advertising Expense. Marketing and advertising expenses relate to performance and brand marketing. The $89.0 million or 67.5% decrease in marketing expense was driven by cost savings measures affecting purchased leads, television, and print ads.
General and Administrative Expense. General and administrative expenses include professional fees, data processing expense, communications expense, and other operating expenses. The $33.4 million or 66.8% increase in general and administrative expense was driven by charges that included an $11.0 million loss on disposal of fixed assets, $9.1 million of lease impairment charges, and a $4.5 million increase in professional and consulting services.

Servicing Expense. Servicing expense reflects in-house servicing costs and amounts that we pay to our sub-servicers to service our mortgage loan servicing portfolio. The $8.7 million or 37.8% decrease in servicing expense reflects our shift to in-house servicing.
Other Interest Expense. The $13.3 million or 58.3% increase in other interest expense was the result of a $785.3 million increase in average outstanding debt obligations primarily resulting from a $907.3 million increase in MSR facilities.
Income Tax Expense (Benefit). Benefit for income taxes of $23.5 million for the three months ended September 30, 2022, compared to expense of $24.7 million for the three months ended September 30, 2021 reflects net losses for the three months ended September 30, 2022 compared to net income for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2022	2021
	(Unaudited)
REVENUES:
Net interest income	$45,668	$22,495	$23,173	103.0%
Gain on origination and sale of loans, net	665,993	2,647,328	(1,981,335)	(74.8)
Origination income, net	119,449	280,824	(161,375)	(57.5)
Servicing fee income	341,929	279,738	62,191	22.2
Change in fair value of servicing rights, net	(140,370)	(327,194)	186,824	57.1
Other income	53,472	116,487	(63,015)	(54.1)
Total net revenues	1,086,141	3,019,678	(1,933,537)	(64.0)
EXPENSES:
Personnel expense	861,382	1,523,012	(661,630)	(43.4)
Marketing and advertising expense	205,289	355,730	(150,441)	(42.3)
Direct origination expense	106,616	146,553	(39,937)	(27.3)
General and administrative expense	197,089	149,984	47,105	31.4
Occupancy expense	28,673	28,956	(283)	(1.0)
Depreciation and amortization	32,110	25,827	6,283	24.3
Servicing expense	46,472	76,731	(30,259)	(39.4)
Other interest expense	83,671	57,261	26,410	46.1
Goodwill impairment	40,736	—	40,736	100.0
Total expenses	1,602,038	2,364,054	(762,016)	(32.2)
(Loss) income before income taxes	(515,897)	655,624	(1,171,521)	(178.7)
Income tax (benefit) expense	(63,274)	47,210	(110,484)	(234.0)
Net (loss) income	(452,623)	608,414	(1,061,037)	(174.4)
Net (loss) income attributable to noncontrolling interests	(256,873)	503,503	(760,376)	(151.0)
Net (loss) income attributable to loanDepot, Inc.	$(195,750)	$104,911	$(300,661)	(286.6)

Results for the nine months ended September 30, 2022 reflect the sharp increase in mortgage rates which resulted in a decrease to our profit margins. The decrease of $1.1 billion, or 174.4% in net income is primarily from a $2.0 billion decrease in gain on origination and sale of loans, net, partially offset by a $762.0 million decrease in total expenses. The increased interest rate environment resulted in a decrease in margins and volume of mortgage loan originations and IRLCs from the comparable 2021 period.

Revenues
Net Interest Income. The increase in net interest income reflected higher yields on LHFS, partially offset by a $3.3 billion decrease in average LHFS.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2022	2021
(Discount) premium from loan sales	$(756,602)	$1,552,668	$(2,309,270)	(148.7)%
Servicing rights additions	574,459	1,302,884	(728,425)	(55.9)
Fair value losses on IRLC and LHFS	(501,053)	(454,845)	(46,208)	(10.2)
Fair value gains from Hedging Instruments	1,268,271	442,387	825,884	186.7
Discount points, rebates and lender paid costs	189,468	(193,043)	382,511	198.1
Provision for loan loss obligation for loans sold	(108,550)	(2,723)	(105,827)	(3,886.4)
	$665,993	$2,647,328	$(1,981,335)	(74.8)

The decrease in gain on origination and sale of loans, net reflects increased market rates during the nine months ended September 30, 2022 and the resulting decrease in loan origination volumes and gain on sale margins, partially offset by fair value gains from Hedging Instruments and lower lender paid costs. The increased provision for loan loss obligations on loan sold also reflects the higher market rates which reduced the fair value of loans subject to repurchase that were originated in prior periods at lower interest rates.
Origination Income, Net. The decrease in origination income, net, of $161.4 million or 57.5% is consistent with the decrease in loan origination volumes.
Servicing Fee Income. The $62.2 million or 22.2% increase was the result of an increase of $23.3 billion in the average UPB of our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. The increase of $186.8 million reflects a $130.1 million decrease in prepayments from the increasing rate environment and $54.5 million in fair value gains.
Other Income. The decrease of $63.0 million or 54.1% reflects a decrease of $53.6 million in escrow and title fee income due to decreased mortgage loan settlement services and fair value losses on trading securities of $19.1 million from rising interest rates.
Expenses
Personnel Expense. The decrease of $661.6 million reflects a $434.2 million decrease in commissions due to the decrease in loan originations and a $177.3 million decrease in salaries and benefits due to the 47.5% decrease in headcount.
Marketing and Advertising Expense. The decrease of $150.4 million or 42.3% reflects a reduction in television ads and purchased leads.
General and Administrative Expense. The $47.1 million or 31.4% increase in general and administrative expense included $15.1 million of lease impairment charges, an $11.0 million loss on disposal of fixed assets, and a $6.8 million increase in professional and consulting services.
Servicing Expense. The decrease of $30.3 million or 39.4% between periods reflects our shift to in-house servicing.
Other Interest Expense. The $26.4 million or 46.1% increase in other interest expense was the result of a $955.8 million increase in average balances and higher rates on secured credit facilities, partially offset by a $10.5 million gain on extinguishment of debt from the repurchase of $97.5 million of the 2028 Senior Notes during the first quarter of 2022.

Income Tax Expense (Benefit). The benefit for income taxes of $63.3 million for the nine months ended September 30, 2022, as compared to expense of $47.2 million for the nine months ended September 30, 2021 reflects net losses, partially offset by non-deductible impairment of goodwill and other intangible assets for the nine months ended September 30, 2022 compared to net income for the nine months ended September 30, 2021.

Balance Sheet Highlights
September 30, 2022 Compared to December 31, 2021
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,143,948	$419,571	$724,377	172.6%
Restricted cash	160,926	201,025	(40,099)	(19.9)
Accounts receivable, net	108,253	56,183	52,070	92.7
Loans held for sale, at fair value	2,692,820	8,136,817	(5,443,997)	(66.9)
Derivative assets, at fair value	316,647	194,665	121,982	62.7
Servicing rights, at fair value	2,030,026	2,006,712	23,314	1.2
Trading securities, at fair value	97,210	72,874	24,336	33.4
Property and equipment, net	98,944	104,262	(5,318)	(5.1)
Operating lease right-of-use assets	39,480	55,646	(16,166)	(29.1)
Prepaid expenses and other assets	115,452	140,315	(24,863)	(17.7)
Loans eligible for repurchase	554,892	363,373	191,519	52.7
Investments in joint ventures	19,938	18,553	1,385	7.5
Goodwill and intangible assets, net	—	42,317	(42,317)	(100.0)
Total assets	$7,378,536	$11,812,313	$(4,433,777)	(37.5)

LIABILITIES & EQUITY
Warehouse and other lines of credit	$2,529,436	$7,457,199	$(4,927,763)	(66.1)
Accounts payable, accrued expenses and other liabilities	716,048	624,444	91,604	14.7
Derivative liabilities, at fair value	149,837	37,797	112,040	296.4
Liability for loans eligible for repurchase	554,892	363,373	191,519	52.7
Operating lease liability	66,122	71,932	(5,810)	(8.1)
Debt obligations, net	2,283,704	1,628,208	655,496	40.3
Total liabilities	6,300,039	10,182,953	(3,882,914)	(38.1)
Total equity	1,078,497	1,629,360	(550,863)	(33.8)
Total liabilities and equity	$7,378,536	$11,812,313	$(4,433,777)	(37.5)

Cash and Cash Equivalents. The $724.4 million or 172.6% increase in cash and cash equivalents included $689.9 million in proceeds from the bulk sale of MSRs and increased utilization of MSR facilities, partially offset by the repurchase of $97.5 million of 2028 Senior Notes and $118.9 million of dividends and distributions.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $5.4 billion or 66.9% decrease reflects $52.5 billion in loan sales, partially offset by $47.4 billion in loan originations.
Derivative Assets, at Fair Value. The $122.0 million or 62.7% increase reflects a $285.5 million increase in Hedging Instruments from increasing interest rates, partially offset by a $163.5 million decrease in IRLCs assets from lower IRLC volume. At September 30, 2022, derivative assets included Hedging Instruments with fair values totaling $295.7 million compared to $10.3 million at December 31, 2021.

Servicing Rights, at Fair Value. The $23.3 million or 1.2% increase included $574.5 million in capitalized servicing rights from the sale of loans on a servicing-retained basis and a $373.2 million increase in estimated fair value due to a decrease in prepayment speed assumptions from increased interest rates, partially offset by a $740.7 million decrease in servicing rights from the sale of $43.2 billion in UPB of servicing rights and $193.0 million of principal amortization and prepayments.
Trading Securities, at Fair Value. The $24.3 million or 33.4% increase represents the Mello Mortgage Capital Acceptance securitizations completed in 2022, partially offset by principal collections and fair value losses. We retained a five percent economic interest in the credit risk of the assets collateralizing the securitization pursuant to the U.S. credit risk retention rules.
Goodwill and intangible assets, net. The impact of rising interest rates on the mortgage industry and the Company’s recent stock performance triggered an interim evaluation of goodwill and other intangible assets. Based upon the results of these evaluations, a non-cash impairment charge of $42.1 million was recognized during the second quarter of 2022 to write off the balance of goodwill and other intangible assets. The impairment charge was driven predominantly by stock market valuations and the price of our common stock, which adversely impacted the valuation of our goodwill and other intangible assets.
Warehouse and Other Lines of Credit. The decrease of $4.9 billion or 66.1% was the result of loan sales outpacing originations by $5.1 billion during the nine months ended September 30, 2022.
Derivative Liabilities, at Fair Value. The increase of $112.0 million or 296.4% reflects an $81.9 million increase in IRLCs and a $30.2 million increase in Hedging Instrument liabilities due to increasing interest rates.
Debt Obligations, net. The increase of $655.5 million or 40.3% included an increase in secured credit facilities of $748.8 million, partially offset by the repurchase of $97.5 million of our 2028 Senior Notes.
Equity. Total equity was $1.1 billion and $1.6 billion as of September 30, 2022 and December 31, 2021, respectively. The decrease was attributed to net loss of $452.6 million, dividends and distributions totaling $89.8 million, decrease to additional paid in capital of $19.8 million related to deferred taxes, and the repurchase of treasury shares, at cost of $0.4 million to net settle and withhold tax on vested RSUs, partially offset by stock-based compensation of $11.8 million.
Liquidity and Capital Resources
Liquidity

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments, warehouse and other lines of credit, and secured credit facilities, fund new originations and purchases, meet servicing requirements, and make investments as we identify them. We forecast the need to have adequate liquid funds available to operate and grow our business. As of September 30, 2022, unrestricted cash and cash equivalents were $1.1 billion and committed and uncommitted available capacity under our warehouse and other lines of credit was $3.1 billion.
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
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of September 30, 2022, approximately 0.2%, or $319.5 million UPB, of our servicing portfolio was in active forbearance. While these advance requirements have decreased from the higher levels during 2020, the economic impact of COVID-19 could continue to result in additional advance requirements related to forbearance plans.

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
Our primary uses of funds for liquidity have included the following: (i) funding mortgage loans; (ii) funding loan origination costs; (iii) payment of warehouse line haircuts required at loan origination; (iv) payment of interest expense on warehouse and other lines of credit; (v) payment of interest expense under debt obligations; (vi) payment of operating expenses; (vii) repayment of warehouse and other lines of credit; (viii) repayment of debt obligations; (ix) funding of servicing advances; (x) margin calls on warehouse and other lines of credit or Hedging Instruments; (xi) payment of tax distributions to holders of Holdco Units; (xii) payments of cash dividends or distributions subject to the discretion of our board of directors, (xiii) repurchases of loans under representation and warranty breaches; and (xiv) costs relating to servicing and subservicing.
We rely on the secondary mortgage market as a source of long-term capital to support our mortgage lending operations. Approximately 78% of the mortgage loans that we originated during the nine months ended September 30, 2022 were sold in the secondary mortgage market to Fannie Mae or Freddie Mac or, in the case of MBS guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA. We also sell loans to many private investors.

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
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As a result of net losses during 2022, we were required to amend certain of our warehouse lines or debt obligations or obtain waivers of profitability related to financial covenants in certain of our debt obligations. We expect that we will need to further amend or obtain waivers in order to maintain compliance with such financial covenants. Our lenders are not required to grant any such amendments or waivers and may determine not to do so. As of September 30, 2022, following certain amendments, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
We finance most of our loan originations on a short-term basis using our warehouse and other lines of credit. Under these facilities, we agree to transfer certain loans to our counterparties against the transfer of funds by them, with a simultaneous agreement by the counterparties to transfer the loans back to us at the date loans are sold, or on demand by us, against the transfer of funds from us. We do not recognize these transfers as sales for accounting purposes. During the nine months ended September 30, 2022, loans remained on warehouse lines for an average of 18 days. Our warehouse facilities are generally short-term borrowings with original maturities between one and two years. Our securitization facilities are generally two or three year terms. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales.
As of September 30, 2022, we maintained revolving lines of credit with ten counterparties providing warehouse and securitization facilities with borrowing capacity totaling $5.7 billion of which $1.4 billion was committed. Our $5.7 billion of capacity as of September 30, 2022 was comprised of $2.9 billion with maturities staggered throughout 2022, $2.3 billion maturing in 2023, and $0.5 billion maturing in 2024. As of September 30, 2022, we had $2.5 billion of borrowings outstanding and $3.1 billion of additional availability under our facilities.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut.” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of September 30, 2022, we had a total of $38.5 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $5.5 million was the minimum requirement.
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

Secured debt obligations as of September 30, 2022 included secured credit facilities and Term Notes that totaled $1.3 billion net of $1.9 million of deferred financing costs. Secured credit facilities are secured by Ginnie Mae, Fannie Mae, or Freddie Mac MSRs, certain servicing advance receivables, or trading securities. Term Notes are secured by certain participation certificates relating to Ginnie Mae MSRs.

Unsecured debt obligations as of September 30, 2022 consisted of Senior Notes totaling $1.0 billion net of $11.3 million of deferred financing costs. During the first quarter of 2022, we repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations.

Dividends and Distributions
During the nine months ended September 30, 2022, we paid dividends and distributions totaling $118.9 million.
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

Contractual Obligations and Commitments
Our estimated contractual obligations as of September 30, 2022 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$2,529,436	$2,029,436	$500,000	$—	$—
Debt obligations (1)
Secured credit facilities	1,094,433	746,451	347,982	—	—
Term Notes	200,000	—	200,000	—	—
Senior Notes	1,002,475	—	—	500,000	502,475
Operating lease obligations (2)	74,348	23,112	33,122	13,448	4,666
Naming and promotional rights agreements	95,018	19,642	43,876	12,000	19,500
Total contractual obligations	$4,995,710	$2,818,641	$1,124,980	$525,448	$526,641

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
Off-Balance Sheet Arrangements
As of September 30, 2022, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
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

Reconciliation of Non-GAAP Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), the amortization of intangibles, and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share, and Adjusted EBITDA (LBITDA). We exclude from each of these non-GAAP financial measures the change in fair value of MSRs and related hedging gains and losses as they add volatility and are not indicative of the Company’s operating performance or results of operation. We also exclude stock compensation expense, which is a non-cash expense, management fees, IPO expenses, gains or losses on extinguishment of debt and disposal of fixed assets, non-cash goodwill impairment, and other impairment charges to intangible assets and operating lease right-of-use assets as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA (LBITDA) includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense)”, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA (LBITDA). Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total net revenue	$274,192	$923,756	$1,086,141	$3,019,678
Change in fair value of servicing rights net, of hedging gains and losses(1)	(24,529)	25,014	(58,601)	(4,138)
Adjusted total revenue	$249,663	$948,770	$1,027,540	$3,015,540
(1)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022		September 30, 2021
Net (loss) income attributable to loanDepot, Inc.	$(60,081)	$51,475	$(195,750)		$104,911
Net (loss) income from the pro forma conversion of Class C common shares to Class A common shares(1)	(77,401)	102,802	(256,873)		503,503
Net (loss) income	(137,482)	154,277	(452,623)		608,414
Adjustments to the benefit (provision) for income taxes(2)	20,124	(27,171)	66,787		(133,076)
Tax-effected net (loss) income	(117,358)	127,106	(385,836)		475,338
Change in fair value of servicing rights, net of hedging gains and losses(3)	(24,529)	25,014	(58,601)		(4,138)
Change in fair value - contingent consideration	—	(77)	—		(77)
Stock-based compensation expense and management fees	4,773	2,882	11,794		65,084
IPO expenses	—	(54)	—		6,041
Gain on extinguishment of debt	—	—	(10,528)	(10,528)	—
Loss on disposal of fixed assets	11,026	—	11,026		—
Goodwill impairment	—	—	40,736		—
Other impairment	9,149	—	15,112		—
Tax effect of adjustments(4)	93	(7,338)	9,196		(17,684)
Adjusted net (loss) income	$(116,846)	$147,533	$(367,101)		$524,564
(1)Reflects net income (loss) to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to income tax (benefit) reflect the effective income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.00	5.43	5.00	5.43
Effective income tax rate	26.00%	26.43%	26.00%	26.43%

(3)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.
(4)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net (loss) income attributable to loanDepot, Inc.	$(60,081)	$51,475	$(195,750)	$104,911
Adjusted net (loss) income	(116,846)	147,533	(367,101)	524,564
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	162,464,369	130,297,565	151,803,928	127,941,331
Assumed pro forma conversion of weighted average Class C shares to Class A common stock (1)	156,677,534	191,579,524	167,796,888	195,111,599
Adjusted diluted weighted average shares outstanding	319,141,903	321,877,089	319,600,816	323,052,930
Diluted (loss) earnings per share	$(0.37)	$0.40	$(1.29)	$0.82
Adjusted diluted (loss) earnings per share (2)	N/A	N/A	N/A	N/A
(1)Reflects the assumed pro forma conversion of all outstanding shares of Class C common stock to Class A common stock.
(2)Omitted adjusted diluted (loss) earnings per share measures that included the impact of the assumed exchange of shares to the extent the exchange was antidilutive.

Reconciliation of Net Income (Loss) to Adjusted EBITDA (LBITDA) (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net (loss) income	$(137,482)	$154,277	$(452,623)	$608,414
Interest expense — non-funding debt(1)	36,138	22,823	83,671	57,261
Income tax (benefit) expense	(23,451)	24,708	(63,274)	47,210
Depreciation and amortization	10,243	8,688	32,110	25,827
Change in fair value of servicing rights, net of hedging gains and losses(2)	(24,529)	25,014	(58,601)	(4,138)
Change in fair value - contingent consideration	—	(77)	—	(77)
Stock-based compensation expense and management fees	4,773	2,882	11,794	65,084
IPO expenses	—	(54)	—	6,041
Loss on disposal of fixed assets	11,026	—	11,026	—
Goodwill impairment	—	—	40,736	—
Other impairment	9,149	—	15,112	—
Adjusted (LBITDA) EBITDA	$(114,133)	$238,261	$(380,049)	$805,622
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at September 30, 2022 was 39 days; and our average holding period of the loan from funding to sale was 25 days for the nine months ended September 30, 2022.
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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the nine months ended September 30, 2022 and 2021, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Securities Class Action Litigation
Beginning in September 2021, two putative class action lawsuits were filed in the United States District Court for the Central District of California asserting claims under the U.S. securities laws against the Company, certain of its directors, and certain of its officers regarding certain disclosures made in connection with the Company’s IPO. The two actions were consolidated and the court appointed a lead plaintiff in May 2022. A consolidated amended complaint was filed in June 2022, which, in addition to challenging disclosures made in connection with the IPO, alleges that certain disclosures made after the IPO were false and/or misleading. The Company’s motion to dismiss was filed on August 24, 2022. On October 11, 2022, plaintiffs filed an opposition to the Company’s motion to dismiss. The Company’s reply is due on November 10, 2022. The plaintiffs seek unspecified monetary damages. The Company believes this lawsuit is without merit and intends to vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Stockholder Derivative Litigation
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

Our operations and financial performance are affected by factors including macroeconomic conditions such as inflation fluctuations, interest rates, consumer confidence and demand. We generate a sizeable portion of our revenues from refinance and purchase mortgages. As interest rates have risen, refinancing volumes have decreased as fewer consumers were incentivized to refinance their mortgages. As a result, our revenues have decreased substantially and we experienced net losses for the nine months ended September 30, 2022. In addition, investors may seek to have us repurchase additional loans in the current environment, and because repurchased loans are typically resold at a discount to their repurchase price and unpaid principal balance we have experienced increased losses on repurchased loans or loans subject to repurchase originated at interest rates lower than currently prevailing rates. An increase in repurchase volumes of loans originated at lower interest rates could materially adversely affect our business, financial condition and results of operations.

As a result of our third quarter losses, we were required to amend certain of our warehouse lines and debt obligations related to profitability covenants for the quarter and we expect that we will need to execute additional amendments from certain of our lending counterparties related to our profitability covenants or other similar financial covenants in the future, including for the fourth quarter. There can be no assurance that such amendments will be received, in which case we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral, as well as triggering cross default provisions under other financing facilities which could materially adversely affect our financial condition and results of operations.

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

Furthermore, staffing reductions that occurred over the last several months could create an additional risk of claims being made on behalf of affected employees. Any alleged violation of applicable wage laws or other labor-or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on our reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

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

On August 1, 2022, we issued to stockholders 97,344 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

On September 1, 2022, we issued to stockholders 3,520,288 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

On October 1, 2022, we issued to stockholders 2,420,231 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holding Units held by such stockholders.

In July 2022, 56,872 shares were purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan.

In August 2022, 23,146 shares were purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan.

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

3.2	Amended and Restated Bylaws of loanDepot, Inc., dated February 11, 2021 (incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021).
10.1	loanDepot 2021 Omnibus Incentive Plan (as amended by the First Amendment)
10.2	loanDepot 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 26, 2022).
10.3	Form of Restricted Stock Unit Agreement to loanDepot 2022 Inducement Plan
10.4	Form of Performance Stock Unit Agreement to loanDepot 2022 Inducement Plan
10.5	Form of Option Agreement to loanDepot 2022 Inducement Plan
10.6	loanDepot, Inc. 2022 Employee Stock Purchase Plan incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 on May 20, 2022).
10.7	Amendment No. 2, dated July 26, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022
10.8
Amendment No. 4, dated July 26, 2022, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021.

10.9
Amendment No. 2, dated as of July 28, 2022, by and between UBS AG, by and through its branch office at 1285 Avenue of Americas and loanDepot.com, LLC to the Amended and Restated Master Repurchase Agreement.

10.10
Amendment No. 2 to the Second Amended and Restated Master Repurchase Agreement dated as of August 31, 2022, by and among loanDepot.com, LLC, as seller, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and Credit Suisse AG, Cayman Islands Branch, as buyer.

10.11	First Amended and Restated Master Repurchase Agreement, dated September 30, 2022, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.12	Amendment No. 10 to the Mortgage Loan Participation Sale Agreement, dated October 10, 2022, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A.
10.13*	Amendment No. 3, dated September 26, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022
10.14*+
Third Amendment dated August 12, 2022, to Amended and Restated Master Purchase Agreement, dated as of November 15, 2021, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as a buyer, Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller

10.15*	Amendment No. 5, dated September 26, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of February 2, 2022
10.16*+	Amendment Number 3 dated September 19, 2022, to Master Repurchase Agreement and Securities Contract between Bank of Montreal and loanDepot.com, LLC
10.17*+
Fourth Amendment dated September 28, 2022, to Amended and Restated Master Purchase Agreement, dated as of November 15, 2021, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as a buyer, Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller

10.18	Third Amended and Restated Master Purchase Agreement dated October 28, 2022, by and between Jefferies Funding LLC, as buyer, and loanDepot.com, LLC, as seller

Exhibit No.	Description
10.19*+
Amendment No. 10, dated October 31, 2022, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Island Branch, Alpine Securitization LTD., and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of March 10, 2017.

10.20*+	Amendment No. 4 dated November 7, 2022, to Master Repurchase Agreement and Securities Contract between Bank of Montreal and loanDepot.com, LLC
10.21*+
Fifth Amendment dated November 8, 2022, to Amended and Restated Master Purchase Agreement, dated as of November 15, 2021, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as a buyer, Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller

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

LOANDEPOT, INC.

Dated: November 9, 2022	By:	/s/ Frank Martell
	Name:	Frank Martell
	Title:	President and Chief Executive Officer

Dated: November 9, 2022	By:	/s/ Patrick Flanagan
	Name:	Patrick Flanagan
	Title:	Chief Financial Officer