Form 10-K
period 2022-12-31
loanDepot, Inc.
filed 2023-03-16
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022 the aggregate market value of the registrant’s Common Stock, $0.0001 par value (“common stock”), held by non-affiliates was $63,374,027 based on the closing price as reported on the New York Stock Exchange on that date.
As of March 14, 2023, 74,728,419 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 144,702,512 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2023 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

loanDepot, Inc.
Annual Report on Form 10-K
December 31, 2022

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

Item 1. Business

Our Company

We are a customer-centric, technology-empowered residential mortgage platform with a widely recognized consumer brand. We launched our business in 2010 to disrupt the legacy mortgage industry and make obtaining a mortgage a positive experience for consumers. Our goal is to be the lender of choice for consumers and the employer of choice by being a company that operates on sound principles of exceptional value, ethics, and transparency. We offer a wide variety of loan products and our in-house servicing platform complements our loan origination strategy. We are the fifth largest retail-focused non-bank mortgage originator and the eighth largest overall retail originator (based on data through December 31, 2022, published by Inside Mortgage Finance).

Vision 2025
During 2022, we announced our Vision 2025 plan designed to address current and anticipated mortgage market conditions and position us for sustainable long-term value creation. Our Vision 2025 plan includes the following four components:

Increase focus on purchase transactions while serving increasingly diverse communities across the country

We plan to build on our strong foundation to continue meeting the needs of first-time homebuyers and underserved communities. We expect to increase our focus on addressing gaps in equitable housing through initiatives that expand access to credit, such as Special Purpose Credit Programs. In 2022, we partnered with National HomeCorp., a Georgia-based homebuilder specializing in affordable single-family homes, to form NHC Mortgage, a new joint venture, to provide credit to underserved communities.

Execute previously announced growth-generating initiatives

We expect to capture additional revenue opportunities over time by leveraging our marketing and customer acquisition expenses across a diverse set of products and services. In February 2023 we completed the transition of our servicing portfolio to our in-house platform. During the fourth quarter of 2022, we launched our digital home equity line of credit (HELOC). Our data and technology-driven application process has given homeowners efficient access to their home equity while keeping lower rates on their first mortgages.

Centralize management of loan originations and loan fulfillment to enhance quality and effectiveness

We have streamlined and centralized our organizational structure to better position ourself for the rapidly evolving mortgage market. We have centralized our mortgage origination functions and loan fulfillment functions, digital lending and mortgage-adjacent functions. During 2022, we exited our wholesale business. Our new structure is designed to enable us to increase purchase transactions, automation, and achieve operating leverage.

Aggressively rightsize cost structure

We are focused on aligning our cost structure for current and expected mortgage origination volumes. At the time of the Vision 2025 announcement we established a goal to reduce our non-volume related expenses by an annualized $375 million to $400 million to be achieved primarily through headcount reduction, attrition, business process optimization, reduced marketing and third-party spending, and real estate consolidation. By the fourth quarter 2022, our actual non-volume related cost reduction totaled an annualized $519 million. The implementation of Vision 2025 and actions taken in 2022 have reduced staffing levels from 11,307 at year-end 2021 to 5,194 as of December 31, 2022. During 2022, we incurred approximately $31.6 million of real estate exit costs and $18.1 million in severance payments. Additionally, as part of our regular and ongoing reporting process, we determined it was necessary to complete an evaluation of our goodwill and other intangible assets during the second quarter of 2022 and recorded a non-cash impairment charge of $42.1 million.

Loan Origination Strategy

We leverage our brand, technology, and data to serve customers through a combination of digital and direct marketing efforts and through relationships with realtors, joint ventures, and other referral partners. Our digital-first approach leverages the power of mello®, our proprietary end-to-end technology platform, to create a streamlined experience for consumers. We built mello® from the ground up to redefine the mortgage process and function across all aspects of our business, including lead generation, applications, data integration, processing, closing, and servicing. Through the use of advanced modeling algorithms, mello® applies intelligent logic-based underwriting parameters to automatically determine and validate loans and reduce cycle times. Based on each consumer’s needs and preferences, leads are directed to our in-house or in-market loan officers or our digital self-service platform.

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

In-Market Loan Officers: We launched our in-market loan officer channel through our acquisition of imortgage in October 2013 and grew the channel through our acquisition of Mortgage Master in January 2015. We originate loans in this channel through our dedicated in-market loan officers across the United States. Our loan officers are responsible for sourcing, engaging, and maintaining local customer relationships through real estate agents, builders, and other contacts. Our loan officers thrive within our network as our technology platform also serves as a prioritization and potential lead generation tool for customers in their geographies. This network of local real estate professionals focuses mainly on purchase originations.

Joint Ventures and Other Referral Partners: We have established joint ventures with several industry partners, including national home builders and affinity partners. Our joint venture relationships serve to provide an integrated mortgage product for the benefit of our partners’ customers, lower acquisition costs compared to our consumer direct and in-market channels, and yield an attractive margin to the business. Our relationship with home builders in this channel helps to deliver a high percentage of purchase originations to our platform. We also source originations directly through our referral partner’s existing customer interactions and user interface. These integrated referral sources allow us to expand our reach and provide our services to our partners’ customer bases.
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
iv)Home equity loans: we originate home equity loans and lines of credit that are designed to provide homeowners access to efficient capital by accessing the equity that borrowers have accumulated in their homes.

Servicing

Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with state and federal regulations. In February 2023 we completed the transition of our servicing portfolio to our in-house platform. For the years ended December 31, 2022 and 2021 we retained servicing rights on 65% and 87% of loans sold, respectively. We service loans on behalf of investors or owners of the underlying mortgages, and because we do not generally hold loans for investment purposes, our loss exposure is limited to investor guidelines regarding the servicing of delinquent loans. As of December 31, 2022, we serviced 471,022 customers with $141.2 billion in UPB of residential mortgage loans; 83% of which was associated with FICO scores above 680. Our servicing portfolio is comprised of 74% conventional and 26% government mortgage loans.

Our servicing portfolio and in-house capabilities complement our loan origination strategy. In addition to fees we earn from servicing the loans, we also derive value from the ability to “recapture” the subsequent refinance or purchase mortgage business of borrowers in the servicing portfolio. The value of the recapture business is comprised of both the gain on sale revenue from the origination and with lower marketing expenses than a non-recapture origination. Our preliminary organic refinance consumer direct recapture rate for the year ended December 31, 2022 was 71%. We define organic refinance consumer direct recapture rate as the total UPB of loans in our servicing book that are paid in full for purposes of refinancing the loan on the same property, with the Company acting as lender on both the existing and new loan, number divided by the UPB of loans in our servicing book that are paid in full for the purpose of refinancing the loan on the same property.

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

Risk Management

Our experienced management team understands the importance of risk management, employing enterprise-wide risk management principles and policies to guide their decision making and business strategy. Our risk management objectives include an effective and scalable environment and resource and process optimization, anticipation and mitigation of emerging risks, consistent application of risk framework principles, maintaining satisfactory positions with regulatory agencies, investors, lenders and other critical counterparties, maintaining adequate capital to satisfy our internal, regulatory and agency requirements, holding adequate liquidity to fund our business through both normal and stressed environments, mitigating credit risk exposure, and managing towards attractive long-term risk-adjusted returns on capital.

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

Liquidity is crucial to the overall success of our business and is primarily managed by our treasury and capital markets teams. We have historically maintained liquidity levels that are designed to allow us to fund our loan origination business, manage our day-to-day operations and protect us against foreseeable market risks. Our sources of liquidity include loan funding warehouse facilities, MSR and servicing advance facilities, off-balance sheet gestation facilities, as well as cash on hand. As of December 31, 2022, we had $864.0 million of cash and cash equivalents, along with $4.1 billion of loan funding capacity across nine credit facilities, of which $2.1 billion was outstanding. Our $4.1 billion loan funding capacity was comprised of $3.6 billion with maturities staggered throughout 2023 and $0.5 billion maturing in 2024.

Regulatory Compliance

We operate within a complex area of the financial services industry, and our business requires a significant compliance and regulatory infrastructure. We have developed an operating platform designed to meet the needs of today’s compliance and regulatory environment. We leverage our proprietary technology powered by mello® and automated systems which are designed to reduce errors and standardize processes.

We employ an in-house team of lawyers and other professionals dedicated to legal, regulatory and compliance related matters. Our compliance functions sit independently of our production operations from a reporting perspective, which allows for autonomy. However, our compliance department also works alongside the production areas of our organization on a day-to-day basis, which enables our compliance function and business units to collaborate and work more efficiently. We regularly and proactively engage with our regulators to stay ahead of regulatory trends. In addition, we utilize third-party verification and internal audit procedures to assist with compliance on fundamental issues. We view our infrastructure and culture of compliance to be a competitive advantage, as it enables us to leverage our platform and rapidly scale our business while minimizing, as much as possible, compliance risk.

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
•brand recognition and trust;
•product selection; and
•effectiveness of customer acquisition.

We believe we compete favorably on the basis of our proprietary technology, diversified customer acquisition model and origination channels, scale, brand, and broad suite of products. We have increased our originations market share from 1.0% in 2014 to 2.4% for the year ended December 31, 20221 and our strong consumer brand and proprietary technology platform have positioned us to continue gaining additional share.

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

Supervision and Enforcement

Because we are not a depository institution, we generally do not benefit from federal preemption of state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, we must comply with state licensing requirements in all of the states in which we conduct business. We are licensed as a loan originator in all 50 states and
1 Total market originations based on data as of February 2023, from the Mortgage Bankers Association.

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

We are also subject to supervision and enforcement activity by federal government entities. Under the Dodd-Frank Act, the CFPB was established in 2011 to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB has broad supervisory and enforcement powers with regard to nonbanking companies, such as us, that engage in the origination and servicing of mortgage loans. As an approved originator and servicer of loans that are guaranteed by FHA and VA and loans that are sold to Fannie Mae and Freddie Mac, our operations also may be reviewed by these, and other, entities with whom we do business. We are also subject to oversight by the Federal Trade Commission, Department of Justice, HUD and FHFA.

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
•the Fair Debt Collection Practices Act (“FDCPA”) and Regulation F, which regulates the timing and content of communications on debt collections;

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
•RESPA and Regulation X, which governs the actions of servicers related to escrow accounts, servicing transfers, general mortgage servicing and loss mitigation practices, and other customer communications, and prohibits certain practices, such as giving or accepting a fee, kickback, or anything of value in exchange for referrals of settlement service business;
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

Some states have special rules that govern mortgage loan servicing practices, such as California’s Homeowner’s Bill of Rights. Failure to comply with these rules can result in delays or rescission of foreclosure, and subject the servicer to penalties and damages.

Other Laws

We are subject to various other laws, including employment laws related to hiring practices and termination of employees, wage and hour laws, health and safety laws, environmental laws and other federal, state and local laws in the jurisdictions in which we operate.

Human Capital

Our People As of December 31, 2022, we had 5,194 employees, all of whom are based in the United States. As of December 31, 2022, we also employed 933 full-time contractors. None of our employees are represented by a labor union and we consider our employee relations to be good. As of December 31, 2022, our workforce was 53.5% female and 46.4% male, and the ethnicity of our workforce was 58.44% White, 17.75% Hispanic or Latino, 10.29% Asian, 8.76% Black or African American, and 4.75% other (which includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, and “Two or More Races”).

Diversity & Inclusion We achieve success by serving a diverse customer base and recruiting employees of all backgrounds and nationalities. We believe diversity & inclusion to be essential to our success and remain committed to maintaining such a focus in our hiring and retention efforts. In order to successfully achieve these goals we have worked to educate employees and leadership on these essential topics. Our efforts include mandated harassment prevention training for employees and managers that meet the guidelines of various state requirements for states in which we operate. In addition, all newly hired or promoted managers are invited to manager sessions that incorporate a few of our core values, including ethics and integrity, taking care of our people, and excellence. As part of our Diversity strategy, we include a Diversity, Equity, and Inclusion Index on our employee engagement survey. Our team members currently respond 84% favorable, which exceeds the benchmark2 of 77% favorable. We are particularly proud that 87% of employees respond favorably to “All employees, regardless of their differences, are treated fairly,” compared to the benchmark2 of 73%.

Training and Development We thoroughly support our people with a significant amount of ongoing education and proficiency resources. We also operate in highly regulated areas that are subject to licensing requirements, so we offer a robust onboarding training for existing mortgage professionals who join our team. Additionally, we have developed our own new-to-industry training programs that help us scale production roles at the speed of business needs. This is a complete program that escorts an employee from a starting point in lending to their career as a fully licensed professional.

Intellectual Property

As of December 31, 2022, we hold 31 registered United States trademarks and 37 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as eight United States patent applications. We do not otherwise rely on any registered copyrights or other forms of registered intellectual property. Our other intellectual property rights consist of unregistered copyrights, trade secrets, proprietary know-how and technological innovations that we have developed to maintain our competitive position.

2 Benchmark based upon certain metrics provided by Perceptyx.

Available Information

loanDepot files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission ("SEC"). Any document loanDepot files may be inspected, without charge, at the SEC's website at http://www.sec.gov. In addition, through our corporate website at www.investors.loandepot.com, loanDepot provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable after such reports are filed with the SEC where they can be reviewed without charge. The information found on our website is not a part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

An investment in our Class A Common Stock involves risk. You should carefully consider the following risks as well as the other information included in this annual report on Form 10-K and the information incorporated by reference herein. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. In such a case, the trading price of the Class A Common Stock could decline and you may lose all or part of your investment in our Company. Certain statements below are forward-looking statements. See the information included under the heading "Cautionary Statement Regarding Forward-Looking Information" included elsewhere in this annual report on Form 10-K.

Summary of Risk Factors

Below is a summary of the risk factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock:

•We may not achieve some or all of the expected benefits of our Vision 2025 plan and our initiatives may adversely affect our business.
•Our loan production volume decreased significantly as a result of certain market factors.
•Our ability to execute on our Vision 2025 Plan will depend, among other things, on our ability to maintain an operating platform and management system sufficient to conduct our business.
•If new products, services, enhancements or expansions do not achieve sufficient market acceptance or do not result in anticipated efficiencies and revenues, our financial results and competitive position could be harmed.
•The success and growth of our business will depend upon our ability to adapt to and implement technological changes.
•If we fail to promote and maintain our brands in a cost-effective manner, or if we experience negative publicity, we may lose market share and our revenue may decrease.
•We rely on warehouse lines of credit and other sources of capital and liquidity to meet the financing requirements of our business.
•Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.
•In-house servicing of loans carries with it increased operational and compliance costs as we become directly responsible for complying with regulatory requirements.
•Cyberattacks, information or security breaches and technology disruptions or failures, of ours or of our third party vendors, could damage our business operations, increase our costs adversely affect our business.
•The outcome of legal proceedings to which we are a party.
•Our mortgage loan origination revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions, including interest rates levels.
•Changing federal, state and local laws, as well as changing regulatory enforcement policies and priorities.
•The multi-class structure of our common stock may adversely affect the trading market for our Class A Common Stock and will limit or preclude your ability to influence corporate matters.
•The multi-class structure of our common stock results in the Hsieh Stockholders holding a majority of the voting power of our capital stock.
•We are a “controlled company” and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.
•Our business could be impacted by a potential proxy contest for the election of directors at our 2023 Annual Meeting of Stockholders.
•Certain provisions in our certificate of incorporation and our by-laws that may delay or prevent a change of control, and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

Risks Related to our Business and Strategy

We may not achieve some or all of the expected benefits of our Vision 2025 plan and our initiatives may adversely affect our business.

In July 2022, we announced our Vision 2025 plan designed to address current and anticipated mortgage market conditions by reducing staffing levels to approximately 6,500 by year-end 2022 and implementing business process optimization and other cost-saving measures. In fact, we reduced staffing levels to approximately 5,194 by December 31, 2022, in addition to other cost reductions. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operations from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings through headcount reduction, attrition, business process optimization, reduced marketing and third-party spending, and real estate consolidation, our operating results, financial condition, cash flows and competitive position may be materially adversely affected. We also cannot guarantee that we will not have to undertake additional staffing reductions or strategic reorganization activities in the future.

Furthermore, staffing reductions that occurred in fiscal 2022 could create an additional risk of claims being made on behalf of affected employees. Any alleged violation of applicable wage laws or other labor or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on our reputation, business, operating results and prospects. While staffing reductions have not resulted in a significant increase in claims or costs to date, responding to existing and additional possible proceedings may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

Finally, we may be exposed to unanticipated consequences of our staffing reductions, including attrition beyond the planned reductions, increased difficulties in our day-to-day operations, including as a result of a loss of continuity, loss of accumulated knowledge and/or efficiency, reduced employee morale and reduced ability to attract and retain qualified personnel. Employees who were not affected by our planned staffing reductions may seek alternate employment, which may force us to rely on third party contract support creating unplanned additional expense or harm our productivity.

Our loan production volume decreased significantly as a result of certain market factors, including elevated interest rates, which has materially adversely affected, and may continue to materially adversely affect, our business, financial condition and results of operations.

Our loan originations, particularly our refinance mortgage loan volume, are dependent on interest rates and typically decline if interest rates increase. During fiscal 2022, in response to increased inflation, the Federal Reserve raised interest rates significantly and has signaled it expects additional future interest rate increases. The resulting increase in mortgage interest rates have impacted mortgage transaction volumes which are expected to continue to decline through 2023. As a result, our revenues have decreased substantially, and we experienced net losses for fiscal 2022. Our loan origination activities are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, slow growth in the level of new home purchase activity, inadequate inventory of homes for sale or reductions in the overall level of refinancing activity can impact our ability to grow our loan origination volume, and we may be forced to accept lower margins in order to continue to compete and keep our volume of activity consistent with past or projected levels.

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

Our ability to execute on our Vision 2025 Plan will depend, among other things, on our ability to maintain an operating platform and management system sufficient to conduct our business, which may place significant demands on our operational, administrative and financial resources.

We are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the lending markets and legal, accounting and regulatory developments relating to all of our existing and projected business activities. Our ability to execute on our Vision 2025 Plan will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our business plan and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we may face significant challenges in:

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

We may not be able to execute on our Vision 2025 Plan and failure to do so could adversely affect our ability to generate revenue and control our expenses.

If new products, services, enhancements or expansions do not achieve sufficient market acceptance or do not result in anticipated efficiencies and revenues, our financial results and competitive position could be harmed.

We have derived substantially all of our revenue from originating, selling and servicing traditional mortgage loans. Efforts to expand into new consumer products, such as home equity lines of credit (“HELOCs”), insurance, real estate services, or other products consistent with our business purpose, may not succeed and may reduce expected revenue growth. Furthermore, we incur expenses and expend resources upfront to develop, acquire and market new products and platform enhancements to incorporate additional features, improve functionality or otherwise make our products more desirable to consumers. New products and services must achieve high levels of market acceptance in order for us to recoup our investment in developing and bringing them to market. If we are unable to grow our revenues or if our margins become compressed, then our business, financial condition and results of operations could be adversely affected.

Recently launched and future products could fail to attain sufficient market acceptance for many reasons, including:

•our failure to predict market demand accurately or to supply products that meet market demand in a timely fashion;
•negative publicity about our products’ performance or effectiveness or our customer experience;
•our ability to obtain financing sources at competitive rates to support such products;
•regulatory hurdles;
•delays in releasing the new products to market; and
•the offering or anticipated offering of competing products by our competitors.

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

In addition, significantly expanding existing business activities or strategies may expose us to new or increased financial, regulatory, reputational and other risks. For example, we increased the servicing of our own mortgage loans beginning in 2021 and, as of February 2023, service all loans for which we hold the MSR. Developing a servicing operation required us to heavily invest in employee recruiting and development, and to implement new technologies and new control processes to manage the increased risk and regulatory requirements. We cannot be certain that we will be able to manage the associated costs, risks and compliance requirements of maintaining our in-house mortgage servicing capabilities in accordance with our expectations. Such risks include a lack of experienced management-level personnel, increased administrative burden, increased logistical problems common to large, expansive operations, increased credit and liquidity risk and increased regulatory scrutiny. If our operations are not maintained effectively, any revenues we earn from any new or expanded business initiative or strategy may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative, strategy or acquisition.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

We rely on both our proprietary technology and third party developed technology to make our platform available to clients, evaluate loan applicants, service loans, and enable greater operational efficiency. In addition, we may increasingly rely on technological innovation as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and lending processes. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior client experience, the demand for our products and services may decrease our growth and operational costs may increase. Further, the failure of certain technological enhancements to reduce our cost of production could have an adverse effect on our business, financial position and results of operations.

All of our loan distribution channels are dependent upon technological advancement, such as our ability to process applications over the internet, accept electronic signatures, provide process status updates instantly and other conveniences expected by borrowers and counterparties. We must ensure that our technology facilitates a borrower experience that equals or exceeds the borrower experience provided by our competitors. Maintaining and improving this technology requires significant capital expenditures. To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase and increased operational expense. In particular, we utilize and are dependent upon certain service providers for significant loan origination and servicing systems and there is no assurance that we can renew the agreements at expiration on commercially favorable terms or at all. While we believe that we would be able to procure comparable services from alternative providers if required, our business and operations may be adversely affected in the short-term while we transition to such alternative providers. Additionally, new technologies and technological solutions are continually being released. As such, it is difficult to predict the problems we may encounter in improving our technologies’ functionality. We may not be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. Additionally, if we fail to develop our technologies to respond to technological developments and changing borrower needs in a cost-effective manner, or fail to acquire, integrate or interface with third party technologies effectively, we may experience disruptions in our operations, lose market share or incur substantial costs. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive and any failure to do so could adversely affect our business, financial condition and results of operations.

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

In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on nonbank lenders. If the negative characterization of independent mortgage loan originators becomes increasingly accepted by consumers, demand for any or all of our mortgage loan products could significantly decrease. Additionally, if the negative characterization of independent mortgage loan originators is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations applicable to mortgage loan products.

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

We may grow by making acquisitions, and we may not be able to identify or consummate acquisitions or otherwise manage our future growth effectively.

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

There can be no assurance that we will be able to manage our future growth effectively, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. Furthermore, we may be responsible for any legacy liabilities of businesses we acquire, including liabilities resulting from an acquisition target’s controls related to financial reporting, disclosure, and cyber and information security environment. The existence or amount of these liabilities may not be known at the time of acquisition and may have a material adverse effect on our consolidated financial position, results of operations or cash flow.

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

Some of our derivatives (forward sale contracts and TBA MBS) are not traded on a regulated exchange with a central clearinghouse that determines the margin requirements and offers protection against a lack of performance by individual market participants. This exposes us to the risk that a counterparty may not be able to post margin or otherwise perform on the terms of the contract. This failure could adversely affect our liquidity position and have a material adverse effect on our financial position, results of operations or cash flows.

Our hedging activities in the future may include entering into interest rate swaps and/or purchasing caps and floors. Our hedging decisions in the future will be determined by the facts and circumstances existing at that time and may differ from our current hedging strategy. Moreover, our hedging strategies may not be effective in mitigating the risks related to changes in interest rates and could affect our profitability and financial condition. Poorly designed strategies or improperly executed transactions could increase our risk and losses.

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

The geographic concentration of our loan originations may adversely affect our lending business, which would adversely affect our financial condition and results of operations.

A substantial portion of our aggregate mortgage loan origination is secured by properties concentrated in the states of California, Florida and Texas, and properties securing a substantial portion of our outstanding UPB of mortgage loan servicing rights portfolio are located in California, Florida, Texas, Virgina, Washington and New York. During the global financial crisis of 2007-2008 (the “Financial Crisis”), the states of California and Florida experienced severe declines in property values and a disproportionately high rate of delinquencies and foreclosures relative to other states. To the extent that the states of California, Florida, Texas, Virginia, Washington and New York experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans that we service in those states may decrease the value of our servicing rights and adversely affect our lending business. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could materially adversely affect our business, financial condition and results of operations.

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

We believe that, as a result of the current market environment, many purchasers of mortgage loans are particularly aware of the conditions under which mortgage loan originators or sellers must indemnify them against losses related to purchased mortgage loans, or repurchase those mortgage loans, and may benefit from enforcing any repurchase remedies they may have.

Repurchased loans typically can only be resold at a discount to their repurchase price. Due in large part to current market conditions, we have experienced and may continue to experience increased severity of losses on repurchased loans or loans subject to repurchase that were originated at interest rates lower than currently prevailing rates. Additionally, certain investors may no longer offer alternatives to repurchase that could help to mitigate losses on repurchased loans. To recognize these potential indemnification and repurchase losses, we have recorded estimated loan loss obligations for loans sold of $70.8 million and $29.9 million at December 31, 2022 and 2021, respectively. Our liability for repurchase losses is assessed quarterly. Although not all mortgage loans repurchased are in arrears or default, as a practical matter most have been. Factors that we consider in evaluating our reserve for such losses include default expectations, actual and expected investor repurchase demands (influenced by, among other things, current and expected mortgage loan file requests and mortgage loan insurance rescission notices) and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the mortgage loan satisfies the investor’s applicable representations and warranties), reimbursement by third party originators and projected loss severity. Also, although we re-evaluate our reserves for repurchase losses each quarter, evaluations of that sort necessarily are estimates and there remains a risk that the reserves will not be adequate.

Additionally, if home values decrease, our realized mortgage loan losses from mortgage loan indemnifications and repurchases may increase. As such, our indemnification and repurchase costs may increase beyond our current expectations. Any additional increase in repurchase volumes of loans originated at lower interest rates and/or if we are required to indemnify the GSEs or other purchasers against loan losses, or repurchase loans, that result in losses that exceed our reserve, this could materially adversely affect our business, financial condition and results of operations.

Additionally, we may not be able to recover amounts from some third parties whom we may seek indemnification or against whom we may assert a loan repurchase demand in connection with a breach of a representation or warranty due to financial difficulties or otherwise. As a result, we are exposed to counterparty risk in the event of non-performance by counterparties to our various contracts, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, which could result in substantial losses for which we may not have insurance coverage.

If the value of the collateral underlying certain of our loan funding facilities decreases, we could be required to satisfy a margin call, and an unanticipated margin call could have a material adverse effect on our liquidity.

Certain of our loan funding and MSR-backed facilities are subject to margin calls based on the lender’s opinion of the value of the loan collateral securing such financing. In addition, certain of our hedges related to newly originated mortgages are also subject to margin calls. A margin call would require us to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material adverse effect on our liquidity. As a result of the change in the interest rate market due to stimulus, interest rate and inflation uncertainty, we have faced some margin calls on hedges and our financing facilities and may face additional margin calls in the future. To date these calls have not been material, and we regularly stress test our positions, but if the interest rate market experiences significant volatility, we could face additional margin calls that could impact our liquidity.

Our servicing rights are highly volatile assets with continually changing values, and these changes in value, or inaccuracies in our estimates of their value, could adversely affect our financial condition and results of operations.

The value of our servicing rights is based on the cash flows projected to result from the servicing of the related loans and continually fluctuates due to a number of factors. Our servicing portfolio is subject to “run off,” meaning that loans serviced by us may be prepaid prior to maturity, refinanced with a loan not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to originate additional mortgages. In determining the value for our servicing rights, management makes certain assumptions, many of which are beyond our control, including, among other things:

•the speed of prepayment and repayment within the underlying pools of loans;
•projected and actual rates of delinquencies, defaults and liquidations;
•future interest rates and other market conditions;
•our cost to service the loans;
•ancillary fee income; and
•amounts of future servicing advances.

We use external, third party valuations that utilize market participant data to value our servicing rights for purposes of financial reporting. We also benchmark these valuations to internal financial models. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of servicing rights are complex because of the high number of variables that drive cash flows associated with servicing rights. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of the assumptions and the results of the models utilized in such valuations.

If loan delinquencies or prepayment speeds are higher than anticipated or other factors perform worse than modeled, the recorded value of our servicing rights would decrease, which would adversely affect our financial condition and results of operations.

The prior failure of our prior subservicer to effectively service our portfolio of MSRs, mortgage loans and other loan products, would materially and adversely affect us.

On February 1, 2023, we completed the transfer of servicing operations from Cenlar FSB (“Cenlar”) and brought the servicing of all MSRs in-house. However, Cenlar was our primary subservicer since 2014 and as recently as December 31, 2022, Cenlar serviced 6.82% of our MSRs. Notably, on October 26, 2021, Cenlar entered into a consent order with its regulator, the Office of the Comptroller of the Currency, regarding an alleged failure to establish effective controls and risk management practices related to its mortgage servicing and subservicing activities. When Cenlar serviced our loans on our behalf, there were a number of factors out of our control that could have a negative impact on Cenlar’s ability to effectively service our portfolio and to satisfy their contractual obligations to us. These included both intentional actions Cenlar takes in running their businesses such as management of staffing levels and the number of customers serviced, and the occurrence of external events, including, but not limited to regulatory changes, enforcement actions, and natural disasters that may have posed challenges to Cenlar. The failure on Cenlar’s part to effectively service our portfolio of MSRs in the past could result in residual, regulatory, operational and litigation risk which would adversely impact our business, financial condition, liquidity and results of operations. Our current servicing operations also could be required to address any past servicing failures on behalf of Cenlar, which also could result in regulatory, operational and litigation risk.

In-house servicing of loans carries with it increased operational and compliance costs as we become directly responsible for complying with regulatory requirements.

Our transition from an outsourcing model to the servicing of loans in-house means that we are more directly responsible for complying with guidelines set forth by the Agencies and other investors (including securitization trusts) on whose behalf we service mortgage loans. Failure to meet stipulations of servicing guidelines can result in the assessment of fines and loss of reimbursement of loan-related advances, expenses, interest and servicing fees. When the subservicing of a loan is transferred to the Company to be serviced in-house, the loan may have been previously serviced in a manner that will contribute towards our not meeting certain servicing guidelines. If not recovered from a prior servicer, such event could lead to the eventual realization of a loss to us.

We are required to make servicing advances that can be subject to delays in recovery or, to a lesser extent, may not be recoverable in certain circumstances, which could adversely affect our liquidity, business, financial condition and results of operations.

For mortgage loans, during any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our servicing rights to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or foreclosure or a liquidation occurs. If we receive requests for advances in excess of amounts that we are able to fund at that time, we may not be able to fund these advance requests, which could materially and adversely affect our mortgage loan servicing activities and our status as an approved servicer by Fannie Mae and Freddie Mac and result in our termination as an issuer and approved servicer by Ginnie Mae. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations. As our servicing portfolio continues to age, defaults might increase as the loans get older, which may increase our costs of servicing and could be detrimental to our business. Market disruptions, natural disasters or economic downturns which may necessitate the offering of a temporary period of forbearance for customers unable to pay on certain mortgage loans may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans.

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

The owners of the mortgage loans (including securitization trusts) for which we have retained servicing rights, may, under certain circumstances, terminate our right to service the mortgage loans. As is standard in the industry, under the terms of our master servicing agreements with the GSEs in respect of the servicing rights for mortgage loans that we retain, the GSEs have the right to terminate us as servicer of the mortgage loans we service on their behalf at any time (and, in certain instances, without the payment of any termination fee) and also have the right to cause us to sell the servicing rights to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the GSEs with little or no notice and without any compensation.

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

MERSCORP, Inc. maintains an electronic registry, referred to as the MERS System, which tracks servicers, ownership of servicing rights and ownership of mortgage loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We have in the past and intend to continue to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry.

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

While we have a practice of seeking to independently verify some of the borrower information that we use in deciding whether to extend credit or to agree to a loan modification, including, depending on the program, employment, assets, income and credit score, not all borrower information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have become delinquent in the payment of an outstanding obligation, defaulted on a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income; or sustained other adverse financial events. Whether a misrepresentation is made by the loan applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our mortgage loan originations or from service providers we engage to assist in the loan approval process. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

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

We originate and sell Agency-eligible and non-Agency-eligible residential mortgage loans. Agency-eligible loans are underwritten in accordance with guidelines defined by the Agencies, as well as additional requirements in some cases, designed to predict a borrower’s ability and willingness to repay. In spite of these standards, our underwriting guidelines may not always correlate with mortgage loan defaults. For example, FICO scores, which we obtain on a substantial majority of our loans, purport only to be a measurement of the relative degree of risk a borrower represents to a lender (i.e., that a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score). While we seek to consider these risks in our reserve assumptions and pricing, underwriting guidelines cannot predict all future events or other occurrences such as life events, natural disasters or pandemics. For example, two of the most common reasons for a default on a mortgage loan: loss of employment and serious medical illness. Any increase in default rates could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

GAAP is subject to standard setting or interpretation by the FASB, the Public Company Accounting Oversight Board, the United States Securities and Exchange Commission (“SEC”) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. A change in these principles or interpretations could also require us to alter our accounting systems in a manner that could increase our operating costs, impact the content of our financial statements and impact our ability to timely prepare our financial statements.

Our vendor relationships subject us to a variety of risks and the failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business.

We have significant vendors that, among other things, provide us with financial, technology and other services to support our loan servicing and originations activities. Our servicing vendors help us provide escrow services, print vendor, loss mitigation, foreclosure and bankruptcy services. In the event that a vendor’s activities do not comply with the applicable servicing criteria, we could be exposed to liability as the servicer and it could negatively impact our relationships with our servicing customers or regulators, among others. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. If a vendor fails to comply with applicable legal requirements on our behalf, or provide to us the services we are contractually owed, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.

Our risk management policies and procedures may not be effective.

Our risk management framework seeks to anticipate, mitigate, detect, measure and manage risk while balancing risk and return according to the Company’s risk appetite. We have established policies and procedures intended to help identify, monitor and manage the types of risk to which we are subject, including market and interest rate risk, liquidity risk, cyber risk, regulatory and legal risk, reputational risk, operational risk, vendor risk, and counterparty risk. Developing and maintaining our risk management policies, procedures and framework requires significant resources and while we expect to continue to devote such resources to the risk management program in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

The loss of the services of our senior management could adversely affect our business.

The experience of our senior management is a valuable asset to us. Our management team has significant experience in the residential mortgage loan production and servicing industry and the investment management industry, and, therefore, we are particularly dependent on retaining members of our management with such critical capabilities. If we are unable to do so, our ability to maintain relationships with counterparties and other third parties, operate, innovate and generate new business could be jeopardized, any of which could negatively impact our business, financial condition, and results of operations. We also depend on identifying, developing and retaining top talent to innovate and lead our businesses. In addition, our incentive compensation plans are intended to reward high-performing individuals for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives does not materialize because of volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the personnel we need to operate could be adversely affected. The loss of a member of senior management requires the remaining executives to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in our senior executive positions on a timely basis could adversely affect our ability to implement our business strategy, which could negatively impact our results of operations.

Our business could be impacted by a potential proxy contest for the election of directors at our 2023 Annual Meeting of Stockholders.

On February 7, 2023, Anthony Hsieh, a director and the founder of the Company (“Hsieh”), announced the nomination of one candidate for election to our board of directors at our 2023 Annual Meeting of Stockholders. A proxy contest with Hsieh for the election of directors could result in the Company incurring substantial costs, including proxy solicitation, public relations and legal fees. Further, such a proxy contest could divert the time and attention of our board of directors and management from our business, interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with customers, investors, lenders, prospective and current employees and others, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel. A proxy contest also could impact the market price and the volatility of our common stock.

Our business could suffer if we fail to attract and retain a highly skilled workforce.

Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan officers and underwriters. Trained and experienced personnel are in high demand and may be in short supply in some areas. Companies with which we compete for experienced employees may have greater resources than we have and may be able to offer more attractive terms of employment. The increased availability of flexible, hybrid or work-from-home arrangements has both intensified and expanded competition. In addition, we invest significant time and expense in training our employees, which may increase their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our business and labor expenses may increase as a result of a shortage in the supply of qualified personnel. Further, to the extent changes in our workforce and related restructuring, reduction-in-force or other initiatives are not viewed favorably, our ability to attract, retain and motivate employees can be weakened. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition and results of operations.

Cyberattacks, information or security breaches and technology disruptions or failures, including failure of internal operational or security systems or infrastructure, of ours or of our third party vendors, could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.

The financial services industry as a whole is characterized by rapidly changing technologies and we are dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. In the ordinary course of our business, we receive, process, retain, transmit and store proprietary information and sensitive or confidential data, including certain public and nonpublic personal information concerning employees and borrowers. Additionally, we enter into relationships with third party vendors to assist with various aspects of our business, some of which require the exchange of personal employee or borrower information. We devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential or sensitive information, destroy data, disrupt or degrade service, sabotage systems or cause other damage and we employ extensive layered security at all levels within our organization to help us detect malicious activity, both from within the organization and from external sources.

Despite our efforts to ensure the integrity of our systems, it is possible that we and our third party vendors may not be able to anticipate or implement effective preventive measures against all security breaches or unauthorized access of our information technology systems or the information technology systems of third party vendors that receive, process, retain and transmit electronic information on our behalf. The techniques used to obtain unauthorized, improper or illegal access to our systems and those of our third party vendors, our data, our employees’ customers’ and loan applicants’ data or to disable, degrade or sabotage service are constantly evolving, and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not recognized or detected until after they have been launched and security attacks can originate from a wide variety of sources, including third parties such as computer hackers, persons involved with organized crime or associated with external service providers, or foreign state or foreign state-supported actors. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our borrowers. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings.

Cybersecurity risks have significantly increased in recent years. From time to time, we and our third party vendors that collect, store, process, retain and transmit confidential or sensitive information, including borrower personal and transactional data or employee data (including service providers located offshore who conduct support services for us), are targeted by unauthorized parties using malicious code and viruses or otherwise attempting to breach the security of our or our vendors’ systems and data. We and our third party vendors may in the future experience system disruptions and failures caused by software failure, fire, power loss, telecommunications failures, employee misconduct, human error, unauthorized intrusion, security breaches, acts of vandalism, traditional computer hackers, computer viruses and disabling devices, phishing attacks, malicious or destructive code, denial of service or information, natural disasters, health pandemics and other similar events, which may result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary or other sensitive information of ours, our employees or customers, and otherwise interrupt or delay our ability to provide services to our customers. Developments in technological capabilities and the implementation of technology changes or upgrades could also result in a compromise or breach of the technology that we use to protect our employees’ and customers’ personal information and transaction data. Although we have established, and continue to establish on an ongoing basis, defenses to identify and mitigate cyberattacks, any loss, unauthorized access to, or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

A successful penetration, compromise, breach or circumvention of the security of our or our third party vendors’ information technology systems through electronic, physical or other means, or a defect in the integrity of our or our third party vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our proprietary, confidential or sensitive information, including personal information of our borrowers or employees, damage to our computers or operating systems and to those of our borrowers and counterparties, and subject us to significant costs, litigation, disputes, reporting obligations, regulatory action, investigation, fines, penalties, remediation costs, damages and other liabilities. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our borrowers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, and diversion of management attention, all of which could adversely affect our business, financial condition and results of operations.

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

On December 24, 2020, we received a demand letter from one of the senior members of our operations team asserting, among other things, allegations of loan origination noncompliance and various employment related claims, including allegations of a hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. While the Company’s management does not believe these allegations have merit, it has resulted in, and may continue to result in, substantial costs and a diversion of our management’s attention and resources. For further details on this matter and other legal proceedings, see “Item 3 - Legal Proceedings” and “Note 20- Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.”

Beginning in September 2021, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Company and certain of its directors and officers, regarding certain disclosures made in connection with the Company’s IPO. Additionally, derivative lawsuits have been filed. While the Company’s management does not believe these allegations have merit, it has resulted in, and may continue to result in, substantial costs and a diversion of our management’s attention and resources. For further details on this matter and other legal proceedings, see “Item 3 - Legal Proceedings” and “Note 22- Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.”

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

The terrorist attacks on September 11, 2001, disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts, such as the war involving Russia and Ukraine and related unrest, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

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

The COVID-19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. Further, we expect that the pandemic and governmental programs created as a response to the pandemic, will continue to affect certain aspects of our business, including the origination of mortgages, our servicing operations, our liquidity and our employees. Although the impact of COVID-19 on our business has been immaterial so far, such effects have contributed to a challenging macroeconomic environment, which has adversely affected our business and results of operation. Furthermore, at the height of the pandemic, federal, state and local executive, legislative and regulatory responses evolved quickly, were not consistent in their scope or application, and were subject to change without advance notification. This included compliance obligations imposed by the CARES Act and investors with respect to our mortgage servicing activities, and those of our prior subservicer, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions. While many pandemic-related protections have expired or are set to expire, federal and state agencies may continue to assess industry compliance with those obligations.

Risks Related to Our Intellectual Property

We may be unable to sufficiently obtain, maintain, protect and enforce our intellectual property and proprietary rights and we may encounter disputes from time to time relating to our use of the intellectual property of third parties.

We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and confidentiality procedures and contractual provisions with employees and third parties to protect our intellectual property and proprietary rights. As of December 31, 2022, we hold 31 registered United States trademarks and 37 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as seven United States patent applications. Nonetheless, as new challenges with respect to intellectual property protection arise, we cannot assure you that these measures will be adequate to protect our intellectual property and proprietary rights that we have secured, that we will be able to secure appropriate protections for all of our intellectual property and proprietary rights in the future, or that third parties will not misappropriate, infringe upon or otherwise violate our intellectual property or proprietary rights, particularly in foreign countries where laws or enforcement practices may not protect our intellectual property and proprietary rights as fully as in the United States. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized third parties may attempt to disclose, obtain, duplicate, copy or use proprietary aspects of our technology, curricula, online resource material, and other intellectual property. Our management’s attention may be diverted by these attempts, and we may need to expend funds in litigation or other proceedings to protect our intellectual property proprietary rights against any infringement, misappropriation or violation. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

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

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We have encountered and may in the future encounter disputes from time to time over rights and obligations concerning intellectual property or proprietary rights of others, and we may not prevail in these disputes. Third parties may raise claims against us alleging an infringement, misappropriation or other violation of their intellectual property or proprietary rights. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged infringements, misappropriations or other violations of such intellectual property rights. In addition, former employers of our current, former or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. The resolution of any such disputes or litigation is difficult to predict. Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against who our own intellectual property may therefore provide little or no deterrence or protection. Any such intellectual property claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether such claim has merit. Such claims may also result in adverse judgements or settlement on unfavorable terms. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property, cease offering certain products or services, alter the content of our classes, or incur significant license, royalty or technology development expenses.

Our products and operations use software, hardware and services that may be difficult to replace or cause errors or failures of our products and disrupt our operations, which could adversely affect our business.

In addition to our proprietary technology, we license third party software, utilize third party hardware and depend on services from various third parties for use in our products and day-to-day operations. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software or services could result in decreased functionality of our products and operations until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our business. In addition, any errors or defects in or failures of the software or services we rely on, whether maintained by us or by third parties, could result in errors or defects in our products or cause our products to fail or could disrupt our day-to-day operations, which could adversely affect our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our clients or to other third parties that could harm our reputation and increase our operating costs. We will need to maintain our relationships with third party software and service providers and to obtain software and services from such providers that do not contain any errors or defects. Any failure to do so could adversely affect our ability to deliver effective products to our clients and loan applicants, as well as interrupt our day-to-day operations, which could adversely affect our business.

Risks Related to the Mortgage Industry

Our mortgage loan origination revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our results of operations are materially affected by conditions in the mortgage loan and real estate markets, the financial markets and the economy generally, including inflation fluctuations, interest rates, consumer confidence and demand. Continuing concerns about inflation, rising interest rates, energy costs, geopolitical issues (including the potential for increased tensions between the United States and Russia resulting from the war involving Russia and Ukraine and unrest involving regional conflict), political gridlock on United States federal budget matters including full or partial government shutdowns, trade wars, pandemic(s) and the availability and cost of credit have and could continue to contribute to increased volatility and diminished expectations for the economy and markets going forward. As a result of such macroeconomic conditions, including elevated interest rates, loan origination activity significantly declined in fiscal 2022 and is expected to remain muted through 2023. This has resulted in a substantial decrease in our revenues and we incurred a net loss in fiscal 2022.

Our earnings have decreased and may continue to be adversely affected because of elevated interest rates.

We generate a sizeable portion of our revenues from loans we make to clients that are used to refinance existing mortgage loans. Generally, the refinance market experiences significant fluctuations. As interest rates rise, refinancing volumes generally decrease as fewer consumers are incentivized to refinance their mortgages. As interest rates rose in 2022, refinancing volumes decreased. As a result, our revenues decreased substantially and we experienced net losses for fiscal 2022. Higher interest rates may also reduce demand for purchase mortgage loans as home ownership becomes more expensive, though demand for purchase money mortgage loans are expected to increase in 2023 (based on a report published by the Mortgage Bankers Association dated December 19, 2022). Higher interest rates may reduce demand for our home equity loans. Decreases in interest rates can also potentially adversely affect our business as the stream of servicing fees and, correspondingly the value of servicing rights, decreases as interest rates decrease.

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

Increases in mortgage loan delinquencies and defaults may adversely affect our business, financial condition and results of operations.

The level of home prices and home price appreciation affects performance in the mortgage loan industry. For example, falling home prices between 2007 and 2011 across the United States resulted in higher LTV ratios, lower recoveries in foreclosure and an increase in loss severity above those that would have been realized had property values remained the same or continued to increase. There is a risk that housing prices decline, reducing borrower equity and incentive to repay. Additionally, adverse macroeconomic conditions may reduce borrowers’ ability to pay. Further, if rates continue to rise, borrowers with adjustable rate mortgage loans may face higher monthly payments as the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates. All of these factors could potentially contribute to an increase in mortgage loan delinquencies and correspondingly, defaults and foreclosures.

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

These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our result of operations. Ensuring compliance with new or changing laws and regulations also require increased expense and may create significant operational impact. Accordingly, uncertainty persists regarding the competitive impact of new laws or regulations. As compared to our competitors, we could be subject to more stringent state or local regulations, or could incur marginally greater compliance costs as a result of regulatory changes. In addition, our failure to comply (or to ensure that our agents and third party service providers comply) with these laws or regulations may result in costly litigation or enforcement actions, the penalties for which could include but are not limited to: revocation of required licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to directly or indirectly collect all or a part of the principal of or interest on loans; delays in the foreclosure process and increased servicing advances; and increased repurchase and indemnification claims.

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

In September 2019, the U.S. Department of the Treasury (“Treasury”) released a proposal for reform, and, in October 2019, FHFA released a strategic plan regarding the conservatorships, which included a Scorecard that has Fannie Mae and Freddie Mac preparing for exiting conservatorship as one of its key objectives. Among other things, the Treasury recommendations include recapitalizing the GSEs, increasing private-sector competition with the GSEs, replacing GSE statutory affordable housing goals, changing mortgage underwriting requirements for GSE guarantees, revising the CFPB qualified mortgage regulations (for further discussion of these regulations, see “—Risks related to regulatory environment—The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its rules increase our regulatory compliance burden and associated costs.”), and continuing to support the market for 30-year fixed-rate mortgages. Some of Treasury’s recommendations would require administrative action whereas others would require legislative action. In

January 2021, consistent with those recommendations, Treasury and FHFA took steps to permit the GSEs to increase their capital levels. However, it is uncertain whether these or other 2019 recommendations will be enacted, particularly in light of the new administration’s priorities. If these recommendations are enacted, the future roles of Fannie Mae and Freddie Mac could be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements. In addition, various other proposals to generally reform the U.S. housing finance market have been offered by members of the U.S. Congress, and certain of these proposals seek to significantly reduce or eliminate over time the role of the GSEs in purchasing and guaranteeing mortgage loans. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business. It is possible that the adoption of any such proposals might lead to higher fees being charged by the GSEs or lower prices on our sales of mortgage loans to them.

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

In August 2022, the Federal Housing Finance Agency and Ginnie Mae announced updated minimum financial eligibility requirements for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. In September 2022, at the direction of the FHFA, Fannie Mae and Freddie Mac announced similar revisions to minimum financial eligibility requirements. The majority of the requirements are effective on September 30, 2023 with origination liquidity and certain other capital requirements effective as of December 31, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. Certain of these new capital requirements may impact liquidity in Ginnie Mae markets and while the ultimate impact remains uncertain, such requirements could have the effect of devaluing certain Ginnie Mae MSRs. If we misjudge the magnitude of the costs and benefits of these updated minimum financial eligibility requirements and their impacts on our business, our financial results could be negatively impacted.

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

We are subject to the regulatory, supervisory and enforcement authority of the CFPB, which has oversight of non-depository mortgage lending and servicing institutions. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including ECOA, TILA and RESPA and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay and “Qualified Mortgage” standards and other origination standards and practices as well as servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgments, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. The CFPB has also amended provisions of HOEPA regarding the determination of high-cost mortgages, and of Regulation B, to implement additional requirements under the ECOA with respect to valuations, including appraisals and automated valuation models. The CFPB has also issued guidance to loan servicers to address potential risks to borrowers that may arise in connection with transfers of servicing. Additionally, through bulletins 2012-03 and 2016-02, the CFPB has increased the focus on lender liability and vendor management across the mortgage and settlement services industries, which may vary depending on the services being performed.

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

Additional regulatory uncertainty now exists as a result of a decision issued by the United States Court of Appeals for the Fifth Circuit on October 19, 2022, striking down a CFPB rulemaking as a result of its conclusion that the funding structure for the CFPB violates the Appropriations Clause of the U.S. Constitution. Because all CFPB rulemakings depend on the expenditure of CFPB funds, there is a risk that prior CFPB activities, including the promulgation of regulations impacting the mortgage market and upon which lenders, such as the Company, have relied in conducting their activities, may also be deemed unconstitutional.

The federal government may seek significant monetary damages and penalties against mortgage loan lenders and servicers under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and the False Claims Act (“FCA”) for making false statements and seeking reimbursement for ineligible costs and expenses.

The federal government has a history of taking actions against mortgage loan lenders and servicers alleging violations of FIRREA and the FCA. Some of the actions against lenders alleged that the lenders sold defective loans to Fannie Mae and Freddie Mac, while representing that the loans complied with the GSE’s underwriting guidelines. The federal government has also brought actions against lenders asserting that they submitted claims for FHA-insured loans that the lender falsely certified to HUD met FHA underwriting requirements that resulted in FHA paying out millions of dollars in insurance claims to cover the defaulted loans. See “Item 1. Business—Supervision and regulation—Supervision and enforcement” and the risk factor captioned “—We are subject to regulatory investigations and inquiries and may incur fines, penalties and increased costs that could negatively impact our future liquidity, financial position and results of operations or damage our reputation.” Because these actions carry the possibility for treble damages, many have resulted in settlements totaling in the hundreds of millions of dollars, as well as required lenders and servicers to make significant changes in their practices.

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

Because we are not a federally chartered depository institution, we generally do not benefit from federal preemption of state mortgage loan origination, loan servicing or debt collection licensing and state and local regulatory requirements. We may also be subject to other licensing requirements applicable to one or more of our subsidiaries, such as title insurance, insurance production, or real estate brokerage licenses. We must comply with state licensing requirements and varying compliance requirements in all of the jurisdictions in which we operate, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. Further, due to not being a federally chartered depository institution, our reliance on warehouse lines for purposes of funding loans contains certain risks, such as limited access to backup liquidity as compared to federally charted depository institutions, and as illustrated in the mortgage loan crisis which resulted in warehouse lines lenders refusing to honor lines of credit for nonbanks without a deposit base.

In all states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers and/or originators, as well as title insurers, insurance producers, and real estate brokers. These rules and regulations, which vary from state to state, generally provide for, but are not limited to: licensing as a loan servicer, lender or broker (including individual-level licensure for employees engaging in loan origination activities), loan modification or third party debt default specialist (or a combination thereof); licensing as a title insurer, an insurance agency or producer, or as a real estate broker; requirements as to the form and content of contracts and other documentation; licensing of independent contractors with whom we contract; and employee hiring background checks. They also set forth restrictions on lending, brokering, servicing, collection insurance, and real estate practices, restrictions related to fees and charges, including loan interest rate limits, and disclosure and record-keeping requirements. They establish a variety of borrowers’ and consumers’ rights in the event of violations of such rules. Future state legislation and changes in existing laws and regulations may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.

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

Failure to comply with fair lending laws and regulations could lead to a wide variety of costs and penalties that could have a material adverse effect on our business, financial condition and results of operations.

Antidiscrimination statutes, such as the Fair Housing Act ECOA, and other federal and state fair lending laws, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions relating to protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals). The CFPB has also taking the position that it has authority under the Consumer Financial Protection Act to identify, prohibit and prosecute discrimination as an unfair, deceptive, or abusive act or practice to target discriminatory conduct, even where fair lending laws, such as ECOA, may not apply. Federal regulators and consumer advocates have also recently expressed concerns of discriminatory appraisal practices throughout the industry, and are investigating claims of consumer complaints. Although the Company, as lender, does not control the appraisal process, it may be involved in litigation and borrower claims regarding appraisal discrimination.

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

We are also subject to a variety of other local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information, including the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and provides California consumers with new privacy rights such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data are maintained about them, and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA allows consumers to submit verifiable consumer requests regarding their personal information and requires our business to implement procedures to comply with such requests. The California
Attorney General issued, and subsequently updated, proposed regulations to further define and clarify the CCPA. The impact of this law and its corresponding regulations, future enforcement activity and potential liability is unknown. Moreover, a new proposed privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 3, 2020 election. The CPRA, which became effective on January 1, 2023, significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. While CCPA and CPRA contain exceptions for data subject to GLBA, and those exceptions cover the majority of our transactional data, these data protection and privacy law regimes continue to evolve and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions and increased costs for compliance. Several additional states have enacted similar laws to the CCPA and we expect more states to follow. Furthermore, we also must comply with regulations in connection with doing business and offering loan products over the internet, including various state and federal e-signature rules mandating that certain disclosures be made, and certain steps be followed in order to obtain and authenticate e-signatures, with which we have limited experience.

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

Subject to certain exemptions, the TCPA makes it unlawful for any person within the United States, or any person outside the United States if the recipient is within the United States, to make any call (other than a call made for emergency purposes or made with the prior express consent of the called party) using any ATDS or an artificial or prerecorded voice to any cellular telephone number or other number for which the called party is charged. Under FCC rulings and regulations “prior express consent” must be in writing if the call contains an advertisement or constitutes telemarketing. Separately, the TCPA requires telemarketers to maintain an internal DNC list and a policy adhering to “do-not-call” registry requirements which, in part, mandate callers to refrain from making unsolicited marketing calls to consumers who have listed their numbers on the National Do Not Call Registry, absent an inquiry or established business or personal relationship. Short message service and multimedia message service messages are also “calls” for the purpose of the TCPA and the FCC’s regulations implanting the statute. Many states have similar consumer protection laws regulating telemarketing and litigation related to these laws in some states, particularly Florida, has increased substantially in the last few years.

The TCPA provides a private right of action under which a plaintiff, including a plaintiff in a class action, may recover actual monetary loss or $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or ATDS. The TCPA authorizes a private right of action of “up to” $500 for each call or text made in violation of the DNC provisions of the TCPA beginning with the second violative call made in any 12 month period, unless the call is made as a result of a good faith error by a caller maintaining appropriate policies and procedures to comply with the statute. Under either provision a court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we are regularly subject to putative, class action suits alleging violations of the TCPA and state enactments such as the Florida Telephone Solicitation Act (“FTSA”). To date, no such class has been certified. If in the future we are found to have violated the TCPA, or FTSA, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then TCPA and/or FTSA damages could have a material adverse effect on our results of operations and financial condition.

Changes in tax laws may adversely affect us, which may result in adverse effects on our financial condition.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposed a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Further proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates. The Biden administration has previously proposed other legislation that would further broaden the tax base and limit tax deductions in certain situations. It is unclear at this time if any of these proposals will be enacted in the future. If enacted, these provisions could have a material, adverse impact on our tax rate, cash flow and financial results. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance.

Risks Related to Our Indebtedness

We rely on warehouse lines of credit and other sources of capital and liquidity to meet the financing requirements of our business.

Our ability to finance our operations and repay maturing obligations rests on our ability to borrow money and secure investors to purchase loans we originate or facilitate. We rely in particular on our warehouse lines of credit to fund our mortgage loan originations. We are generally required to renew our warehouse lines each year, which exposes us to refinancing, interest rate, and counterparty risks. As of December 31, 2022, we had nine warehouse lines which provide an aggregate available mortgage loan lending facility of $4.1 billion, and eight of our warehouse lines allow advances to fund loans at closing of the consumer’s mortgage loan. We rely on two such warehouse line providers for 32% of our aggregate available home lending facility. Our existing indebtedness includes our warehouse lines, secured credit facilities, and other debt obligations. Our secured credit facilities are collateralized by MSRs, trading securities, and servicing advances. If any warehouse line provider or lender ceased doing business with us, our business, operations, and results of operations could materially suffer. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Warehouse Lines and Debt Obligations.” Our ability to extend or renew existing warehouse lines, secured credit and other debt facilities, as well as obtain new warehouse lines, secured credit and other debt facilities is affected by a variety of factors including:

•limitations imposed on us under our warehouse lines, secured credit facilities, and other debt agreements, including restrictive covenants and borrowing conditions, which limit our ability to raise additional debt and require that we maintain certain financial results, including minimum tangible net worth, minimum liquidity, minimum pre-tax net income, minimum debt service coverage ratio, and maximum total liabilities to tangible net worth ratio as well as require us to maintain committed warehouse lines with third party lenders;
•changes in financial covenants mandated by lenders, which we may not be able to achieve;
•any decrease in liquidity in the credit markets;
•potential valuation changes to our mortgage loans, servicing rights or other collateral;
•prevailing interest rates;
•the strength of the lenders from whom we borrow, and the regulatory environment in which they operate, including proposed capital strengthening requirements;
•our ability to sell our products to the Agencies;
•lenders seeking to reduce their exposure to residential loans due to other reasons, including a change in such lender’s strategic plan or lines of business; and
•accounting changes that may impact calculations of covenants in our warehouse lines and other debt agreements which result in our ability to continue to satisfy such covenants.

Warehouse lines, secured credit and other debt facilities may not be available to us with counterparties on acceptable terms or at all. Our access to and our ability to renew our existing warehouse lines ,secured credit and other debt facilities could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the warehouse lines; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the secondary market for mortgage loans (see “—We depend on the programs of the Agencies. Discontinuation, or changes in the roles or practices, of these entities, without comparable private sector substitutes, could materially and negatively affect our~~;~~ results of operations and ability to compete.”) or (iv) termination of our role as servicer of the underlying mortgage loan assets upon the occurrence of certain events such as (x) we default in the performance of our servicing obligations or (y) we declare bankruptcy or become insolvent. Our access to our existing warehouse lines, secured credit and other debt facilities could also suffer in the event of market disruptions, including in the event of a bank failure.

An event of default, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit, similar to the market conditions in 2007 through 2010, may increase our cost of funds and make it difficult or impossible for us to renew existing warehouse lines, secured credit or other debt facilities or obtain new warehouse lines, secured credit or debt facilities, any of which would have a material adverse effect on our business and results of operations, and would result in substantial diversion of our management’s attention. Similarly, market disruptions, such as the unanticipated failure of our lenders, could disrupt our ability to access existing or identify new warehouse lines, secured credit and other debt facilities.

Our existing indebtedness also imposes financial and non-financial covenants and restrictions on us that limit the amount of indebtedness that we may incur, impact our liquidity through minimum cash reserve requirements, and impact our flexibility to determine our operating policies and investment strategies. Certain of our warehouse lines contain financial covenants under which net income or net income before income taxes for the applicable measurement period must be $1.00 or more. If we default on one of our obligations under a warehouse line, secured credit facility or debt obligation or breach our representations and warranties contained therein, the lender may be able to terminate the transaction, accelerate any amounts outstanding, require us to prematurely repurchase the loans, and cease entering into any other repurchase transactions with us. Because our warehouse lines typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements and under our other debt obligations to also declare a default. Additional warehouse lines, bank credit facilities or other debt facilities that we may enter into in the future may contain additional covenants and restrictions. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. Any losses that we incur on our warehouse lines, secured credit facilities or other debt obligations could materially adversely affect our financial condition and results of operations.

As a result of our losses incurred in fiscal 2022, we were required to amend certain of our warehouse lines, secured credit facilities and other debt obligations related to profitability covenants and we expect that we will need to execute additional amendments from certain of our lending counterparties related to our profitability covenants or other similar financial covenants in the future, including for the first quarter of fiscal 2023. There can be no assurance that such amendments will be agreed to, in which case we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral, as well as triggering cross default provisions under other financing facilities which could materially adversely affect our financial condition and results of operations.

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

As of December 31, 2022, we had $4.4 billion of outstanding indebtedness, of which $2.1 billion was secured, short term indebtedness under our warehouse lines, $1.3 billion was secured debt obligations, and $1.0 billion was unsecured debt obligations. For more information regarding our financing arrangements, see “Item 7. Management discussion and analysis —Liquidity and capital resources—Warehouse Lines and Debt Obligation.” Subject to the limits contained in the applicable agreements governing our warehouse lines and other debt obligations, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences to the holders of our Class A Common Stock, including the following:

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

Although we have shifted away from using the London Interbank Offered Rate (“LIBOR”) to originate adjustable rate loans and have amended our variable-rate indebtedness to account for the change to Secured Overnight Financing Rate (“SOFR”) , we may still be exposed to risks relating to the transition from LIBOR and any successor rate and related volatility.

In July 2017, the U.K. Financial Conduct Authority announced that it intended to stop collecting LIBOR rates from banks. The U.K. Financial Conduct Authority ceased publication of U.S. dollar LIBOR on December 31, 2021 in the case of one week and two month U.S. dollar LIBOR tenors and intends to phase out LIBOR for all other U.S. dollar tenors immediately after June 30, 2023. In our variable-rate indebtedness, U.S. dollar LIBOR has been replaced with SOFR, a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. While SOFR has emerged as the successor reference rate to LIBOR in our existing variable-rate indebtedness, we and our lenders continue to monitor trends and there is no certainty that lenders will not elect to use an alternative rate for existing variable-rate indebtedness. Such changes, reforms or replacements relating to a change from LIBOR to SOFR or from SOFR to one more alternative rate could have an adverse impact on the market for or value of any reference-rate linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. These changes could affect our overall results of operations and financial condition.

Risks Related to Our Organizational Structure

We are a holding company with no operations of our own and, as such, we depend on our subsidiaries for cash to fund all of our operations and expenses, including future dividend payments, if any.

We are a holding company and will have no material assets other than our equity interest in LD Holdings, which is a holding company and will have no material assets other than its 99.99% equity interests in LDLLC, and 100% equity interests in ART, LDSS, and Mello (and indirect interests in other subsidiaries). We have no independent means of generating revenue. We intend to cause LDLLC (and the other subsidiaries, if practicable) to make distributions to LD Holdings, and LD Holdings to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable by them determined according to assumed rates under the Holdings LLC Agreement, payments owing under the tax receivable agreement, and dividends, if any, declared by us. To the extent that we need funds, and LDLLC or LD Holdings are restricted from making such distributions under applicable law or regulation or contract, or are otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.

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
•the requirement that our director nominees be selected, or recommended for our board of directors’ selection, by a nominating and governance committee comprised solely of independent directors with a written charter addressing the nomination process;
•the requirement that the compensation of our executive officers be determined, or recommended to our board of directors for determination, by a compensation committee comprised solely of independent directors; and
•the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We currently rely on all of these exemptions. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements.

The Continuing LLC Members including Mr. Hsieh and his affiliates (the “Hsieh Stockholders”) hold their ownership interests in our business through LD Holdings and their interests may conflict with yours in the future.

Prior to the IPO, we completed a reorganization by changing our equity structure to create a single class of LLC Units in LD Holdings (the “Reorganization”). Prior to the Reorganization, our capital structure consisted of different classes of membership interests held by certain members of LD Holdings (“Continuing LLC Members”). The LLC Units were exchanged on a one-for-one basis for Class A holding units (“Holdco Units”) and Class C common stock. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at our election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.

The Hsieh Stockholders currently hold approximately 57.6% of the voting power of our outstanding capital stock and therefore, for so long as they continue to hold a majority of the voting power, will be able to control all matters submitted to our stockholders for approval (other than items subject to a super majority vote or a separate class vote. In addition, the Continuing LLC Members (including the Hsieh Stockholders) own 46.2% of the Holdco Units. Because they hold their ownership interest in our business through LD Holdings, rather than us, these existing unitholders may have conflicting interests with holders of our Class A Common Stock. For example, the Continuing LLC Members may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us. See Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies “—Income Taxes” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The multi- class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial offering (including the Hsieh Stockholders), who hold 57.6% of the voting power of our capital stock which includes the voting power of equity interests of other directors and officers currently held in vehicles for which Mr. Hsieh exercises sole voting power, and Parthenon Capital Partners (the “Parthenon Stockholders”), who together with the Hsieh Stockholders hold in the aggregate approximately 94.4% of the voting power of our capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class C and Class D Common Stock have five votes per share, and our Class A Common Stock, has one vote per share. The Hsieh Stockholders and Parthenon Stockholders hold our Class C and Class D Common Stock which together aggregate to approximately 94.5% of the voting power of our outstanding capital stock. The Hsieh Stockholders currently hold approximately 57.6% of the voting power of our outstanding capital stock. Because of the five-to-one voting ratio between our Class C and Class D Common Stock and the Class A Common Stock, the Hsieh Stockholders alone, or with the Parthenon Stockholders, collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval. Such rights and differential voting of the Parthenon Stockholders and Hsieh Stockholders shall cease five years from the date of our initial public offering. This concentrated control could limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

The multi-class structure of our common stock may adversely affect the trading market for our Class A Common Stock.

Certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices, including the S&P 500. In addition, proxy advisory firms and several large institutional investors oppose the use of multiple class structures. As a result, the multi-class structure of our common stock may prevent the inclusion of our Class A Common Stock in such indices, has caused proxy advisory firms to publish negative commentary about our corporate governance practices, and may result in large institutional investors not purchasing shares of our Class A Common Stock. Any exclusion from stock indices could result in a less active trading market for our Class A

Common Stock. Any actions or publications by proxy advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Stock.

Certain of our stockholders will have the right to engage or invest in the same or similar businesses as us.

In the ordinary course of its business activities, Parthenon Capital and its affiliates may engage in activities where its interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that Parthenon Capital or any of its officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries have no duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. No such person will be liable to us for breach of any fiduciary or other duty, as a director or officer or otherwise, by reason of the fact that such person, acting in good faith, pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity, to us unless, in the case of any such person who is our director or officer, any such business opportunity is expressly offered to such director or officer solely in his or her capacity as our director or officer.

We will be required to pay, under the tax receivable agreement, the Parthenon Stockholders and certain Continuing LLC Members for certain tax benefits we may claim arising in connection with our purchase of Holdco Units and future exchanges of Holdco Units under the Holdings LLC Agreement, which payments could be substantial.

The Continuing LLC Members may from time to time cause LD Holdings to exchange an equal number of Holdco Units and Class B or Class C Common Stock for cash or Class A Common Stock of loanDepot, Inc. on a one-for-one basis at our election. In addition, we purchased Holdco Units from the Exchanging Members. As a result of these transactions, we expect to become entitled to certain tax basis adjustments reflecting the difference between the price we pay to acquire Holdco Units of LD Holdings and the proportionate share of LD Holdings’ tax basis allocable to such units at the time of the exchange. As a result, the amount of tax that we would otherwise be required to pay in the future may be reduced by the increase (for tax purposes) in depreciation and amortization deductions attributable to our interests in LD Holdings, although the U.S. Internal Revenue Service (“IRS”) may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge.

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

These broad market and industry factors may decrease the market price of our Class A Common Stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. We are currently subject to securities class action litigation and derivative complaints related to our initial public offering and we may be subject to additional litigation in the future. Any such litigation could result in substantial costs and a diversion of our management’s attention and resources. For additional information about the litigation in which we are involved, see “Item 3. Legal Proceedings”.

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

If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In addition, to the extent we are an “accelerated filer,” as defined in the Exchange Act, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Further, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

We have a total of 72,497,011 shares of Class A Common Stock issued and outstanding. The Class A Common Stock is freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any Class A Common Stock that may be held or acquired by our directors, executive officers and other affiliates (as that term is defined in the Securities Act), which will be restricted securities under the Securities Act. Restricted securities may be sold only in compliance with Rule 144 under the Securities Act. In addition, 248,463,990 shares of Class A Common Stock may be issued upon the exercise of the exchange and /or conversion rights described elsewhere in this annual report on Form 10-K (assuming all outstanding 151,437,319 Holdco Units together with an equal number of shares of Class B Common Stock or Class C Common Stock, as applicable, in addition to our all outstanding 97,026,671 Class D Common Stock are exchanged for shares of Class A Common Stock) all of which are held by our directors, executive officers and their affiliated entities, and are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. These holders have registration rights that will permit them to sell the securities into the open market.

We filed two and may file more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible or exchangeable for shares of our Class A Common Stock issued pursuant to our 2021 Omnibus Incentive Plan or other equity plans or programs. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. The initial registration statement on Form S-8 covers shares of our Class A Common Stock. As restrictions on resale ended, the market price of our shares of Class A Common Stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings or our shares of Class A Common Stock or other securities.

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

Any payment of any future dividends will be at the discretion of our Board. Although our Board has not adopted a written dividend policy, it declared a regular cash dividend of $0.08 per share on our Class A common stock for each quarter since the completion of our IPO until March 2022. As previously disclosed, since the second quarter of fiscal 2022, our Board has determined to suspend dividend payments. Our Board may determine not to recommend cash dividends in the future. Any such determination will depend on, among other things, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in our debt, and there can be no assurance the Board will do so. In addition, our ability to pay dividends depends on our receipt of distributions from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any indebtedness we or our subsidiaries incur. For more information about our dividends, see “Item. 7. Management Discussion and Analysis - Liquidity and Capital Resources - Dividends and Distributions.”

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities and Real Estate

Our corporate headquarters are located at 6651 Irvine Center Drive, Irvine, CA 92618, in a three building development totaling 118,312 square feet of leased office space. This location houses our corporate offices, our largest sales and processing team, and our support services and operations.

We lease five additional facilities: one in Scottsdale, Arizona; one in Southfield, Michigan; one in Rochester, New York and two in Plano, Texas. Our Scottsdale location house operations, technology, and sales teams; the Rochester location houses Closing USA and our Plano locations include employees from nearly all aspects of our business, including our servicing department. In addition, we lease over 100 licensed sales office locations, in most states across the United States.

None of our leases extend beyond 10 years and the financial commitments are immaterial to the scope of our operations.

Item 3. Legal Proceedings

From time to time, we and certain of our subsidiaries are involved in various lawsuits in state or federal courts regarding violations of state or federal statutes, regulations or common law related to matters arising out of the ordinary course of business. For a further discussion of our material legal proceedings,see Note 20 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.” Additionally, below we have described certain other significant legal proceedings.

Securities Class Action Litigation

Beginning in September 2021, two putative class action lawsuits were filed in the United States District Court for the Central District of California asserting claims under the U.S. securities laws against the Company, certain of its directors, and certain of its officers regarding certain disclosures made in connection with the Company’s IPO. The two actions were consolidated and the court appointed a lead plaintiff in May 2022. A consolidated amended complaint was filed in June 2022, which, in addition to challenging disclosures made in connection with the IPO, alleges that certain disclosures made after the IPO were false and/or misleading. The Company’s motion to dismiss was filed on August 24, 2022. On October 11, 2022, plaintiffs filed an opposition to the Company’s motion to dismiss. The Company’s reply was submitted on November 10, 2022. On January 24, 2023, the Court granted, in part, and denied, in part, the Company’s motion to dismiss. The Company’s answer to the consolidated amended complaint was filed on March 3, 2023. The plaintiffs seek unspecified monetary damages. The Company believes this lawsuit is without merit and intends to vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Stockholder Derivative Litigation

Beginning in October 2021, four shareholder derivative complaints were filed in the United States District Court for the Central District of California against certain of the Company’s directors and officers, alleging, among things, that these defendants breached their fiduciary duties by causing the Company to make the disclosures being challenged in the putative securities class action described above and seeking unspecified monetary damages for the Company and that the Company make certain changes to its corporate governance. These derivative actions subsequently were consolidated into a single action (the “California Action”). The California Action was stayed pending resolution of a motion to dismiss in the putative securities class action. On January 24, 2023, the Court ruled on the motion to dismiss in the putative securities class action. The Parties will meet and confer on how the California Action should proceed in light of the ruling in the putative securities class action. Beginning in March 2022, two substantially similar shareholder derivative complaints were filed in the United States District Court for the District of Delaware, and then were consolidated into a single action (the “Delaware Action”). The Delaware Action was stayed pending resolution of a motion to dismiss in the putative securities class action. On January 24, 2023, the Court ruled on the motion to dismiss in the putative securities class action. The Parties will meet and confer on how the Delaware Action should proceed in light of the ruling in the putative securities class action. The Company believes these lawsuits are without merit. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

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

Holders
As of March 14, 2023, there were 57 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of March 14, 2023, there were 0 stockholders of record of our Class B common stock.

As of March 14, 2023, there were 57 stockholders of record of our Class C common stock.

As of March 14, 2023, there were 4 stockholders of record of our Class D common stock.

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

Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing our indebtedness. Future agreements may also limit our ability to pay dividends. Following our initial public offering, we receive a portion of any distributions made by LDLLC. Under its organizational documents, loanDepot, Inc., through its ability to appoint the board of managers of LD Holdings, has the ability to appoint the board of managers of LDLLC, has the right to determine when distributions (other than tax distributions) will be made by LDLLC to LD Holdings and the amount of any such distributions. Under the Holdings LLC Agreement, the board of managers of LD Holdings has the right to determine when distributions (other than tax distributions) are made to unitholders of LD Holdings and the amount of any such distributions. Any such distributions will be distributed to all holders of Holdco Units, including us, pro rata based on their holdings of Holdco Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the tax receivable agreement to the Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members or their permitted assignees.

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

On October 1, 2022, we issued to stockholders 2,430,231 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.
On November 1, 2022, we issued to stockholders 1,669,822 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On December 1, 2022, we issued to stockholders 223,467 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

In December 2022, 35,822 shares were purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan.

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

We are a customer-centric, technology-empowered residential mortgage platform. Our goal is to be the lender of choice for consumers and the employer of choice by being a company that operates on sound principles of exceptional value, ethics, and transparency. Since our inception, we have significantly expanded our origination platform as well as developed an in-house servicing platform. Our primary sources of revenue are derived from the origination of conventional and government mortgage loans, servicing conventional and government mortgage loans, and providing ancillary services.

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
Current Market Conditions
In February 2023, the Federal Reserve raised the Federal Funds rate by another 0.25 percentage points for a total increase of 4.50 percentage points since the beginning of 2022. The resulting increase in mortgage interest rates have impacted mortgage transaction volumes which are expected to continue to decline through 2023. According to MBA’s Mortgage Finance Forecast published February 21, 2023, annual one-to-four family residential mortgage origination volumes are expected to decrease by $0.4 trillion, or 17% to $1.9 trillion by December 31, 2023. The primary driver of this decrease is refinance volume.
As a result of market conditions, we implemented our Vision 2025 Plan. The plan’s four primary elements include: 1) Increase focus on purchase transactions while serving increasingly diverse communities across the country; 2) Execute previously announced growth-generating initiatives; 3) Centralize management of loan originations and loan fulfillment to enhance quality and effectiveness; and 4) Aggressively rightsize our cost structure.
During the year 2022, we consolidated our retail and corporate locations which resulted in $16.1 million lease impairment, $12.6 million loss on disposal of fixed assets, and $2.9 million of lease closure costs. Additionally, we completed an evaluation of goodwill and other intangible assets during the second quarter of 2022 and recorded a non-cash impairment charge of $42.1 million. We also completed the exit of our wholesale business. In early 2023, we completed the transition of our servicing portfolio to our in-house platform lowering our servicing expense, and we launched our digital HELOC platform.

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

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2022	2021	2020
Financial statement data
Total revenue	$1,255,796	$3,724,704	$4,312,174
Total expenses	1,945,773	3,058,187	2,296,816
Net (loss) income	(610,385)	623,146	2,013,110
(Loss) Earnings per share of Class A and Class D common stock
Basic	$(1.75)	$0.87	N/A
Diluted	$(1.75)	$0.87	N/A
Non-GAAP financial measures(1)
Adjusted total revenue	$1,216,041	$3,739,182	$4,253,276
Adjusted net (loss) income	(475,850)	555,576	1,486,137
Adjusted (LBITDA) EBITDA	(472,064)	869,368	2,084,905
Adjusted diluted (loss) earnings per share	N/A	N/A	N/A
Loan origination and sales
Loan originations by purpose:
Purchase	$29,333,525	$39,321,538	$28,301,076
Refinance	24,444,931	97,679,209	72,459,075
Total loan originations	$53,778,456	$137,000,747	$100,760,151
Loan originations (units)	161,496	392,737	297,450
Licensed loan officers	1,902	3,373	2,612
Loans sold:
Servicing-retained	$38,461,896	$117,934,385	$87,186,118
Servicing-released	20,855,416	18,148,290	10,353,541
Total loans sold	$59,317,312	$136,082,675	$97,539,659
Loans sold (units)	175,633	392,213	289,512
Gain on sale margin	1.63%	2.61%	4.13%
Pull through weighted gain on sale margin	1.94	3.07	3.65
IRLCs	$68,553,340	$166,263,478	$160,984,531
IRLCs (units)	211,647	506,176	471,723
Pull through weighted lock volume	$45,164,915	$116,628,597	$114,205,923
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$141,170,931	$162,112,965	$102,931,258
Total servicing portfolio (units)	471,022	524,992	342,600
60+ days delinquent ($)	$1,421,722	$1,510,261	$2,162,585
60+ days delinquent (%)	1.01%	0.93%	2.10%
Servicing rights at fair value, net(2)	$2,025,136	$1,999,402	$1,124,302
Weighted average servicing fee (3)	0.30%	0.29%	0.31%
Multiple (3)(4)	5.2x	4.4x	3.2x
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

Results of Operations
The following table sets forth our consolidated financial statement data for 2022 compared to 2021. A comparative discussion of results for 2021 compared to 2020 is provided in the "Results of Operations" section within the Company’s Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2021.

	Year Ended December 31,		Change $	Change %
(Dollars in thousands)	2022	2021
REVENUES:
Net interest income	$49,307	$44,021	$5,286	12.0%
Gain on origination and sale of loans, net	748,540	3,213,351	(2,464,811)	(76.7)
Origination income, net	129,736	362,257	(232,521)	(64.2)
Servicing fee income	449,150	393,680	55,470	14.1
Change in fair value of servicing rights, net	(194,357)	(445,862)	251,505	56.4
Other income	73,420	157,257	(83,837)	(53.3)
Total net revenues	1,255,796	3,724,704	(2,468,908)	(66.3)
EXPENSES:
Personnel expense	1,027,008	1,929,752	(902,744)	(46.8)
Marketing and advertising expense	236,828	467,590	(230,762)	(49.4)
Direct origination expense	120,854	193,264	(72,410)	(37.5)
General and administrative expense	265,680	214,965	50,715	23.6
Occupancy expense	35,306	38,443	(3,137)	(8.2)
Depreciation and amortization	42,195	35,541	6,654	18.7
Servicing expense	53,106	99,068	(45,962)	(46.4)
Other interest expense	124,060	79,564	44,496	55.9
Goodwill impairment	40,736	—	40,736	100.0
Total expenses	1,945,773	3,058,187	(1,112,414)	(36.4)
(Loss) income before income taxes	(689,977)	666,517	(1,356,494)	(203.5)
Income tax (benefit) expense	(79,592)	43,371	(122,963)	(283.5)
Net (loss) income	(610,385)	623,146	(1,233,531)	(198.0)
Net (loss) income attributable to noncontrolling interests	(337,365)	509,622	(846,987)	(166.2)
Net (loss) income attributable to loanDepot, Inc.	$(273,020)	$113,524	$(386,544)	(340.5)

Net loss of $610.4 million for 2022 reflects a decrease of $1.2 billion from net income of $623.1 million for 2021. The decrease reflects lower demand for mortgage loans from the rapid increase in interest rates. Total revenue decreased $2.5 billion from a 61.3% decrease in pull-through weighted lock volume that resulted in a $2.5 billion decrease in gain on origination and sale of loans.

The $1.1 billion decline in total expense reflects previously announced cost savings initiatives in personnel, marketing, and servicing expense as well as volume-related reductions from the decline in loan originations. Total originations were $53.8 billion for the year ended December 31, 2022, as compared to $137.0 billion for the year ended December 31, 2021, representing a decrease of $83.2 billion or 60.7%.
Revenues
Net Interest Income. Net interest income is earned on LHFS offset by interest expense on amounts borrowed under warehouse lines to finance such loans until sold. The increase in net interest income reflects higher rates on LHFS.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Year Ended December 31,		Change $	Change %
(Dollars in thousands)	2022	2021
(Discount) premium from loan sales	$(933,545)	$1,882,557	$(2,816,102)	(149.6)%
Servicing rights	647,716	1,610,596	(962,880)	(59.8)
Fair value losses on IRLC and LHFS	(342,141)	(571,137)	228,996	40.1
Fair value gains from Hedging Instruments	1,237,522	505,236	732,286	144.9
Discount points, rebates and lender paid costs	275,981	(206,716)	482,697	233.5
Provision for loan loss obligation for loans sold	(136,993)	(7,185)	(129,808)	(1806.7)
Total gain on origination and sale of loans, net	$748,540	$3,213,351	$(2,464,811)	(76.7)

The decrease in gain on origination and sale of loans, net was primarily driven by a reduction in volume and margins due to higher interest rates and lower demand, partially offset by fair value gains from Hedging Instruments. The increase in our provision for loan loss obligations for loans sold reflects increased repurchases and severity for loans that were originated at interest rates lower than current market rates.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $232.5 million or 64.2%, decrease in origination income was the result of lower loan origination volume.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $55.5 million or 14.1% in servicing income between periods was the result of an increase of $14.9 billion in the average UPB of our servicing portfolio due to servicing-retained loan sales and an increase in the weighted average service fee.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net include (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) fallout and decay, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The $251.5 million decrease in net loss was due to a decrease in fallout and decay of $191.2 million and a $54.2 million increase in fair value, net of hedge.
Other Income. Other income includes our pro rata share of the net earnings from joint ventures and fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS. The decrease of $83.8 million or 53.3% in other income between periods was primarily the result of a decrease of $86.3 million in escrow and title fee income due to decreased mortgage loan settlement services.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The $902.7 million or 46.8% decrease in personnel expense included volume-related declines in commissions of $585.1 million. The remaining decrease of $317.6 million was attributable to lower salaries & benefits partially offset by higher severance from the 54.1% decrease in headcount. As of December 31, 2022, we had 5,194 employees, as compared to 11,307 employees as of December 31, 2021.
Marketing and Advertising Expense. The $230.8 million or 49.4% decrease in marketing expense reflects cost savings measures affecting national television campaigns, lead aggregators, and print ads. As interest rates increased we adjusted our marketing strategy to attract more purchase and cash-out refinance volume. We continue to utilize certain online lead aggregators, search engine optimization, pay-per-click, banner advertising and organic content to generate organic online leads.

Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $72.4 million or 37.5% decrease in direct origination expense was the result of decreased loan originations during the period.
General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $50.7 million or 23.6% increase in general and administrative expense included $31.6 million of real estate exit costs, $22.8 million of software and subscription charges, and $6.8 million in professional and consulting services that included Vision 2025 related efforts.
Servicing Expense. In early 2023, we completed the transition of our servicing portfolio to our in-house platform. The decrease of $46.0 million or 46.4% in servicing expense reflects our shift to in-house servicing.
Other Interest Expense. The $44.5 million or 55.9% increase in other interest expense was the result of an $898.0 million increase in average balances and higher rates on secured credit facilities, partially offset by a $10.5 million gain on extinguishment of debt from the repurchase of $97.5 million of the 2028 Senior Notes during the first quarter of 2022.
Income Tax Expense (Benefit). Benefit for income taxes of $79.6 million for the year ended December 31, 2022, as compared to expense of $43.4 million for the year ended December 31, 2021 reflects net losses, partially offset by non-deductible impairment of goodwill and other intangible assets for the year ended December 31, 2022 compared to net income for the year ended December 31, 2021.

Balance Sheet Highlights

	December 31,		Change $	Change %
(Dollars in thousands)	2022	2021
ASSETS
Cash and cash equivalents	$863,956	$419,571	$444,385	105.9%
Restricted cash	116,545	201,025	(84,480)	(42.0)
Accounts receivable, net	145,279	56,183	89,096	158.6
Loans held for sale, at fair value	2,373,427	8,136,817	(5,763,390)	(70.8)
Derivative assets, at fair value	39,411	194,665	(155,254)	(79.8)
Servicing rights, at fair value	2,037,447	2,006,712	30,735	1.5
Trading securities, at fair value	94,243	72,874	21,369	29.3
Property and equipment, net	92,889	104,262	(11,373)	(10.9)
Operating lease right-of-use assets	35,668	55,646	(19,978)	(35.9)
Prepaid expenses and other assets	155,982	140,315	15,667	11.2
Loans eligible for repurchase	634,677	363,373	271,304	74.7
Investments in joint ventures	20,410	18,553	1,857	10.0
Goodwill and intangible assets, net	—	42,317	(42,317)	(100.0)
Total assets	6,609,934	11,812,313	(5,202,379)	(44.0)

LIABILITIES AND EQUITY
Warehouse and other lines of credit	2,146,602	7,457,199	(5,310,597)	(71.2)
Accounts payable, accrued expenses and other liabilities	488,696	624,444	(135,748)	(21.7)
Derivative liabilities, at fair value	67,492	37,797	29,695	78.6
Liability for loans eligible for repurchase	634,677	363,373	271,304	74.7
Operating lease liability	61,675	71,932	(10,257)	(14.3)
Debt obligations, net	2,289,319	1,628,208	661,111	40.6
Total equity	921,473	1,629,360	(707,887)	(43.4)
Total liabilities and equity	$6,609,934	$11,812,313	$(5,202,379)	(44.0)
Cash and Cash Equivalents. The $444.4 million or 105.9% increase in cash and cash equivalents included $703.8 million in proceeds from the bulk sale of MSRs and increased utilization of MSR facilities, partially offset by the repurchase of $97.5 million of 2028 Senior Notes, $119.3 million of dividends and distributions, funding additional loans with cash, and net losses for the year.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $5.8 billion or 70.8% decrease reflects $59.3 billion in loan sales, partially offset by $53.8 billion in loan originations.
Derivative Assets, at Fair Value. The $155.3 million or 79.8% decrease reflects a $155.0 million decrease in IRLCs from lower volume and a $0.2 million decrease in Hedging Instruments.
Servicing Rights, at Fair Value. The $30.7 million or 1.5% increase included $647.7 million in capitalized servicing rights from the sale of loans on a servicing-retained basis and a $363.1 million increase in estimated fair value due to a decrease in prepayment speed assumptions from increased interest rates, partially offset by a $754.6 million decrease in servicing rights from the sale of $43.3 billion in UPB of servicing rights and $230.4 million of principal amortization and prepayments.

Trading Securities, at Fair Value. The $21.4 million or 29.3% increase represents the Mello Mortgage Capital Acceptance securitizations completed in 2022, partially offset by principal collections and fair value losses. We retained a five percent economic interest in the credit risk of the assets collateralizing the securitization pursuant to the U.S. credit risk retention rules.
Operating lease right-of-use assets. The $20.0 million or 35.9% decrease reflects amortization of $20.8 million and impairment of $16.1 million, partially offset by new additions of $16.9 million. Impairment charges of $16.1 million were related to branch and corporate office consolidation efforts associated with Vision 2025.
Goodwill and intangible assets, net. The impact of rising interest rates on the mortgage industry and the Company’s stock performance triggered an interim evaluation of goodwill and other intangible assets during the second quarter of 2022. Based upon the results of these evaluations, a non-cash impairment charge of $42.1 million was recognized to write-off the balance of goodwill and other intangible assets. The impairment charge was driven predominantly by stock market valuations and the price of our common stock, which adversely impacted the valuation of our goodwill and other intangible assets, net.
Warehouse and Other Lines of Credit. The decrease of $5.3 billion or 71.2% was the result of loan sales outpacing originations by $5.5 billion during the year ended December 31, 2022, partially offset by an increase in loans funded with cash.
Derivative Liabilities, at Fair Value. The increase of $29.7 million or 78.6% reflects a $27.7 million increase in Hedging Instrument liabilities and a $2.0 million increase in IRLCs due to increasing interest rates.
Debt Obligations, net. The increase of $661.1 million or 40.6% included an increase in secured credit facilities of $753.3 million, partially offset by the repurchase of $97.5 million of our 2028 Senior Notes.
Equity. Total equity was $921.5 million and $1.6 billion as of December 31, 2022 and December 31, 2021, respectively. The decrease was primarily attributed to a net loss of $610.4 million and dividends and distributions totaling $88.3 million.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet our current obligations, including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments, warehouse and other lines of credit, secured credit facilities, fund new originations and purchases, meet servicing advance requirements, and make investments as we identify them. We forecast the need to have adequate liquid funds available to operate and grow our business. As of December 31, 2022, unrestricted cash and cash equivalents were $864.0 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.8 billion.
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
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of December 31, 2022, approximately 0.2%, or $257.0 million UPB, of our servicing portfolio was in active forbearance.
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

Our primary uses of funds for liquidity have included the following: (i) funding mortgage loans; (ii) funding loan origination costs; (iii) payment of warehouse line haircuts required at loan origination; (iv) payment of interest expense on warehouse and other lines of credit; (v) payment of interest expense under debt obligations; (vi) payment of operating expenses; (vii) repayment of warehouse and other lines of credit; (viii) repayment of debt obligations; (ix) funding of servicing advances; (x) margin calls on warehouse and other lines of credit or Hedging Instruments; (xi) payment of tax distributions to holders of Holdco Units; (xii) payments of cash dividends or distributions subject to the discretion of our board of directors, (xiii) repurchases of loans under representation and warranty breaches; and (xiv) costs relating to servicing.
We rely on the secondary mortgage market as a source of long-term capital to support our mortgage lending operations. Approximately 77% of the mortgage loans that we originated during the year ended December 31, 2022 were sold in the secondary mortgage market to Fannie Mae or Freddie Mac or, in the case of MBS guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA. We also sell loans to many private investors.

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
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As a result of net losses during 2022, we were required to amend certain of our warehouse lines or debt obligations or obtain waivers of profitability related to financial covenants in certain of our debt obligations. We expect that we will need to further amend or obtain waivers in order to maintain compliance with such financial covenants. Our lenders are not required to grant any such amendments or waivers and may determine not to do so. As of December 31, 2022, following certain amendments, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
We finance most of our loan originations on a short-term basis using our warehouse and other lines of credit. Under these facilities, we agree to transfer certain loans to our counterparties against the transfer of funds by them, with a simultaneous agreement by the counterparties to transfer the loans back to us at the date loans are sold, or on demand by us, against the transfer of funds from us. We do not recognize these transfers as sales for accounting purposes. During 2022, our loans remained on warehouse lines for an average of 18 days. Our warehouse facilities are generally short-term borrowings with original maturities between one and two years. Our securitization facilities are generally two or three year terms. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales.
As of December 31, 2022, we maintained revolving lines of credit with nine counterparties providing warehouse and securitization facilities with borrowing capacity totaling $4.1 billion of which $1.4 billion was committed. Our $4.1 billion of capacity as of December 31, 2022 was comprised of $3.6 billion with maturities staggered throughout 2023 and $0.5 billion maturing in 2024. As of December 31, 2022, we had $2.1 billion of borrowings outstanding and $1.8 billion of additional availability under our facilities.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut.” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of December 31, 2022, we had a total of $11.0 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $4.3 million was the minimum requirement.

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

Secured debt obligations as of December 31, 2022 included secured credit facilities and Term Notes that totaled $1.3 billion net of $1.4 million of deferred financing costs. Secured credit facilities are secured by Ginnie Mae, Fannie Mae, or Freddie Mac MSRs, certain servicing advance receivables, or trading securities. Term Notes are secured by certain participation certificates relating to Ginnie Mae MSRs.

Unsecured debt obligations as of December 31, 2022 consisted of Senior Notes totaling $1.0 billion net of $10.7 million of deferred financing costs. During the first quarter of 2022, we repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations.
Dividends and Distributions
During the year ended December 31, 2022, we paid dividends and distributions of $119.3 million.
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

Contractual Obligations and Commitments
Our estimated contractual obligations as of December 31, 2022 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse lines	$2,146,602	$1,646,602	$500,000	$—	$—
Debt obligations(1)
Secured credit facilities	1,098,853	750,871	347,982	—	—
Term Notes	200,000	200,000	—	—	—
Senior Notes	1,002,475	—	500,000	—	502,475
Operating lease obligations(2)	69,146	23,576	29,895	13,433	2,242
Naming and promotional rights agreements	88,319	14,193	44,126	12,000	18,000
Total contractual obligations	$4,605,395	$2,635,242	$1,422,003	$25,433	$522,717
(1)    Amounts exclude deferred financing costs
(2)    Represents lease obligations for office space under non-cancelable operating lease agreements.
In addition to the above contractual obligations, we also have interest rate lock commitments, forward sale contracts, loan loss obligation for sold loans and obligation for sold MSRs. Commitments to originate loans or repurchase loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above. Refer to Note 5- Derivative Financial Instruments and Hedging Activities and Note 20 - Commitments & Contingencies of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion on derivatives and other contractual commitments..
Off-Balance Sheet Arrangements
As of December 31, 2022, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” At December 31, 2022, the most critical of these significant accounting policies were policies related to the fair value of loans held for sale, servicing rights, and derivative financial instruments. As of the date of this report, there have been no significant changes to the Company's critical accounting policies or estimates.
When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions.

Recent Accounting Pronouncements
Refer to Note 1- Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of recently issued accounting guidance.

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2022	2021	2020
Total net revenue	$1,255,796	$3,724,704	$4,312,174
Change in fair value of servicing rights, net of hedging gains and losses(1)	(39,755)	14,478	(58,898)
Adjusted total revenue	$1,216,041	$3,739,182	$4,253,276
(1)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net (Loss) Income to Adjusted Net (Loss) Income (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2022	2021	2020
Net (loss) income attributable to loanDepot, Inc.	$(273,020)	$113,524	$—
Net (loss) income from the pro forma conversion of Class C common shares to Class A common shares(1)	(337,365)	509,622	2,013,110
Net (loss) income	(610,385)	623,146	2,013,110
Adjustments to the benefit (provision) for income taxes(2)	92,337	(132,502)	(516,485)
Tax-effected net (loss) income	(518,048)	490,644	1,496,625
Change in fair value of servicing rights, net of hedging gains and losses(3)	(39,755)	14,478	(58,898)
Change in fair value - contingent consideration	—	(77)	32,650
Stock-based compensation expense and management fees	20,583	67,304	9,565
IPO expenses	—	6,041	2,560
Gain on extinguishment of debt	(10,528)	—	—
Loss on disposal of fixed assets	12,594	—	—
Goodwill impairment	40,736	—	—
Other impairment	17,500	—	—
Tax effect of adjustments(4)	1,068	(22,814)	3,635
Adjusted net (loss) income	(475,850)	555,576	1,486,137
(1)Reflects net income (loss) to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to income tax (benefit) reflect the effective income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	6.37	5.00	4.74
Effective income tax rate	27.37%	26.00%	25.74%
(3)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.
(4)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (1) (Dollars in thousands except per share) (Unaudited)	Year Ended December 31,
	2022	2021
Net (loss) income attributable to loanDepot, Inc.	$(273,020)	$113,524
Adjusted net (loss) income	(475,850)	555,576
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	156,030,350	129,998,894
Assumed pro forma conversion of Class C shares to Class A common stock (1)	163,541,101	192,465,222
Adjusted diluted weighted average shares outstanding	319,571,451	322,464,116
Diluted (loss) earnings per share	$(1.75)	$0.87
Adjusted diluted (loss) earnings per share (2)	N/A	N/A
(1)Reflects the assumed pro forma conversion of all outstanding shares of Class C common stock to Class A common stock.
(2)Omitted adjusted diluted (loss) earnings per share measures that included the impact of the assumed exchange of shares to the extent the exchange was antidilutive.

Reconciliation of Net (Loss) Income to Adjusted (LBITDA) EBITDA (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(610,385)	$623,146	$2,013,110
Interest expense — non-funding debt (1)	124,060	79,564	48,001
Income tax (benefit) expense	(79,592)	43,371	2,248
Depreciation and amortization	42,195	35,541	35,669
Change in fair value of servicing rights, net of hedging gains and losses (2)	(39,755)	14,478	(58,898)
Change in fair value - contingent consideration	—	(77)	32,650
Stock compensation expense and management fees	20,583	67,304	9,565
IPO expenses	—	6,041	2,560
Loss on disposal of fixed assets	12,594	—	—
Goodwill impairment	40,736	—	—
Other impairment	17,500	—	—
Adjusted (LBITDA) EBITDA	$(472,064)	$869,368	$2,084,905
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
Interest Rate Risk
Our principal market exposure is to interest rate risk as our business is subject to variability in results of operations due to fluctuations in interest rates. We anticipate that interest rates will remain our primary benchmark for market risk for the foreseeable future. Changes in interest rates affect our assets and liabilities measured at fair value, including LHFS, IRLCs, servicing rights and Hedging Instruments. In a declining interest rate environment, we expect higher loan origination volumes, higher loan margins, increases in the value of our LHFS and IRLCs, and decreases in the value of our Hedging Instruments and servicing rights. In a rising interest rate environment, we expect lower loan origination volumes, lower loan margins, decreases in the value of our LHFS and IRLCs, and increases in the value of our Hedging Instruments and servicing rights. The interaction between the results of operations of our various activities is a core component of our overall interest rate risk strategy.
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at December 31, 2022 was 39 days; and our average holding period of the loan from funding to sale was 26 days for the year ended December 31, 2022.
We manage the interest rate risk associated with our outstanding IRLCs, LHFS and servicing rights by entering into Hedging Instruments. Management expects these Hedging Instruments will experience changes in fair value opposite to changes in fair value of the IRLCs and LHFS, thereby reducing earnings volatility. We take into account various factors and strategies in determining the portion of IRLCs, LHFS, and servicing rights that we want to economically hedge. Our expectation of how many of our IRLCs will ultimately close is a key factor in determining the notional amount of Hedging Instruments used in hedging the position. See “Item 1A. Risk Factors—Risks Related to our Operations - “Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.”

Credit Risk
We are subject to credit risk in connection with our loan sale transactions. While our contracts vary, we provide representations and warranties to purchasers and insurers of the mortgage loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. The representations and warranties require adherence to applicable origination and underwriting guidelines (including those of Fannie Mae, Freddie Mac, and Ginnie Mae), including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.
We record a provision for losses relating to such representations and warranties as part of our loan sale transactions. The level of the liability for losses from representations and warranties is difficult to estimate and requires considerable management judgment. The level of loan repurchase losses is dependent on economic factors, trends in property values, investor repurchase demand strategies, and other external conditions that may change over the lives of the underlying loans. We evaluate the adequacy of our liability for losses from representations and warranties based on our loss experience and our assessment of incurred losses relating to loans that we have previously sold and which remain outstanding at the balance sheet date. As our portfolio of loans sold subject to representations and warranties grows and as economic fundamentals change, such adjustments can be material. However, we believe that our current estimates adequately approximate the losses incurred on our sold loans subject to such representations and warranties.
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the years ended December 31, 2022 and 2021, we incurred no losses due to nonperformance by any of our counterparties.

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
We used December 31, 2022 market rates on our instruments to perform the sensitivity analysis on our financial assets and liabilities measured at fair value. The interest rate sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Our actual results could differ materially. The following tables summarize the estimated change in fair value of our financial assets and liabilities measured at fair value as of December 31, 2022, given hypothetical parallel shifts in interest rates:

	As of December 31, 2022
Shift in interest rates	Down 25 bps	Up 25 bps
	($ in thousands)
Fair value:
LHFS	$2,390,543	$2,354,328
Servicing rights, net	2,005,138	2,041,973
IRLCs, net	36,789	8,157
Net derivative (liabilities) assets, excluding IRLCs	(64,571)	(31,828)
Total fair value	$4,367,899	$4,372,630

Change in fair value (%):
LHFS	0.7%	(0.8)%
Servicing rights, net	(1.0)	0.8
IRLCs, net	56.0	(65.4)
Net derivative (liabilities) assets, excluding IRLCs	(25.0)	38.4
Total change in fair value	(0.1)	—

Item 8. Financial Statements and Supplementary Data

LOANDEPOT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of loanDepot, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of loanDepot, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Valuation of Servicing Rights
Description of the Matter
The estimated fair value of the Company’s servicing rights totaled $2.0 billion as of December 31, 2022. As described in Note 1 to the consolidated financial statements, the Company uses a discounted cash flow model to estimate the fair value of servicing rights. The key inputs used in the valuation of servicing rights include mortgage prepayment speeds and discount rates.

Auditing management’s estimate of the fair value of servicing rights is complex due to the use of a valuation model and is subjective due to the high degree of judgment in management’s determination of mortgage prepayment speeds and discount rates, which are significant unobservable inputs used in the Company’s valuation model.

How We Addressed the Matter in Our Audit
To test the fair value of servicing rights, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the Company’s valuation model. We compared the fair value estimate developed by management to those from the third-party valuation firms utilized by management and evaluated the competency and objectivity of these firms. With the assistance of our internal valuation specialist, we evaluated whether the Company’s key inputs were supportable by comparing those inputs to industry data used by market participants, historical results, current market and economic trends, and independently developing a range of inputs. We utilized our internal valuation specialist to independently calculate a range of fair values for substantially all of the Company’s servicing rights and compared to management’s fair value estimate of servicing rights based on the Company’s valuation model.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2015.
Los Angeles, California
March 15, 2023

loanDepot, Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$863,956	$419,571
Restricted cash	116,545	201,025
Accounts receivable, net	145,279	56,183
Loans held for sale, at fair value (includes $497,574 and $2,557,490 pledged to creditors in securitization trusts at December 31, 2022 and 2021, respectively)	2,373,427	8,136,817
Derivative assets, at fair value	39,411	194,665
Servicing rights, at fair value (includes $544,729 and $400,678 pledged to creditors in securitization trusts at December 31, 2022 and 2021, respectively)	2,037,447	2,006,712
Trading securities, at fair value	94,243	72,874
Property and equipment, net	92,889	104,262
Operating lease right-of-use assets	35,668	55,646
Prepaid expenses and other assets	155,982	140,315
Loans eligible for repurchase	634,677	363,373
Investments in joint ventures	20,410	18,553
Goodwill and intangible assets, net	—	42,317
Total assets	$6,609,934	$11,812,313
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,146,602	$7,457,199
Accounts payable, accrued expenses and other liabilities	488,696	624,444
Derivative liabilities, at fair value	67,492	37,797
Liability for loans eligible for repurchase	634,677	363,373
Operating lease liability	61,675	71,932
Debt obligations, net	2,289,319	1,628,208
Total liabilities	5,688,461	10,182,953
Commitments and contingencies (Note 20)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 74,277,152 and 38,060,302 issued at December 31, 2022 and 2021, respectively	74	38
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at December 31, 2022 and 2021, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 145,693,119 and 172,729,168 issued at December 31, 2022 and 2021, respectively	146	173
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 100,822,084 issued at December 31, 2022 and 2021, respectively	97	101
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at December 31, 2022 and 2021, respectively	—	—
Treasury stock at cost, 1,780,141 and 1,593,366 shares at December 31, 2022 and 2021, respectively	(13,282)	(12,852)
Additional paid-in capital	788,601	565,073
Retained deficit	(342,137)	(28,976)
Noncontrolling interest	487,974	1,105,803
Total equity	921,473	1,629,360
Total liabilities and equity	$6,609,934	$11,812,313
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUES:
Interest income	$200,204	$262,478	$142,879
Interest expense	(150,897)	(218,457)	(131,443)
Net interest income	49,307	44,021	11,436

Gain on origination and sale of loans, net	748,540	3,213,351	3,905,986
Origination income, net	129,736	362,257	258,807
Servicing fee income	449,150	393,680	185,895
Change in fair value of servicing rights, net	(194,357)	(445,862)	(144,348)
Other income	73,420	157,257	94,398
Total net revenues	1,255,796	3,724,704	4,312,174

EXPENSES:
Personnel expense	1,027,008	1,929,752	1,531,371
Marketing and advertising expense	236,828	467,590	264,337
Direct origination expense	120,854	193,264	124,754
General and administrative expense	265,680	214,965	171,712
Occupancy expense	35,306	38,443	39,262
Depreciation and amortization	42,195	35,541	35,669
Servicing expense	53,106	99,068	81,710
Other interest expense	124,060	79,564	48,001
Goodwill impairment	40,736	—	—
Total expenses	1,945,773	3,058,187	2,296,816

(Loss) income before income taxes	(689,977)	666,517	2,015,358
Income tax (benefit) expense	(79,592)	43,371	2,248
Net (loss) income	(610,385)	623,146	2,013,110
Net (loss) income attributable to noncontrolling interest	(337,365)	509,622	2,013,110
Net (loss) income attributable to loanDepot, Inc.	$(273,020)	$113,524	$—

(Loss) earnings per share:
Basic	$(1.75)	$0.87	N/A
Diluted	$(1.75)	$0.87	N/A

Weighted average shares outstanding:
Basic	156,030,350	129,998,894	N/A
Diluted	156,030,350	129,998,894	N/A

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock issued			Common stock $			Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2019	—	—	—	$—	$—	$—	$—	$—	$—	$375,885	$375,885
Redemptions	—	—	—	—	—	—	—	—	—	(97,608)	(97,608)
Repurchase	—	—	—	—	—	—	—	—	—	(220)	(220)
Stock-based compensation	—	—	—	—	—	—	—	—	—	8,501	8,501
Dividends	—	—	—	—	—	—	—	—	—	(643,055)	(643,055)
Net income	—	—	—	—	—	—	—	—		2,013,110	2,013,110
Balance at December 31, 2020	—	—	—	—	—	—	—	—	—	1,656,613	1,656,613
Distributions prior to the reorganization	—	—	—	—	—	—	—	—	—	(160,617)	(160,617)
Stock-based compensation prior to the reorganization	—	—	—	—	—	—	—	—	—	338	338
Net income prior to the reorganization	—	—	—	—	—	—	—	—	—	294,598	294,598
Deferred taxes and other tax adjustments associated with the reorganization and IPO	—	—	—	—	—	—	—	(203,240)	—	—	(203,240)
Effect of the reorganization	2,215,687	181,789,329	121,368,600	2	182	121	—	740,629	—	(740,934)	—
Effect of the IPO	3,850,000	(2,394,000)	(1,456,000)	4	(2)	(2)	—	—	—	—	—
Effect of the Greenshoe	577,500	(359,100)	(218,400)	1	(1)	—	—	—	—	—	—
Net issuance of common stock under stock-based compensation plans	29,823,749	(6,307,061)	(18,872,116)	31	(6)	(18)	(12,852)	(7)	—	—	(12,852)
Dividends to Class A and Class D shareholders ($0.85 per share)	—	—	—	—	—	—	—	—	(45,690)	(64,273)	(109,963)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(69,467)	(97,985)	(167,452)
Stock-based compensation	—		—	—	—	—	—	27,691	—	39,034	66,725
Distributions for taxes on behalf of shareholders, net	—		—	—	—	—	—	—	(27,343)	(35,995)	(63,338)
Net income subsequent to the reorganization and IPO	—		—	—	—	—	—	—	113,524	215,024	328,548
Balance at December 31, 2021	36,466,936	172,729,168	100,822,084	38	173	101	(12,852)	565,073	(28,976)	1,105,803	1,629,360
Deferred taxes and other tax adjustments related to conversions and exchanges	—	—	—	—	—	—	—	(29,317)	—	—	(29,317)
Net issuance of common stock under stock-based compensation plans	36,030,075	(27,036,049)	(3,795,413)	36	(27)	(4)	(430)	242,280	—	(242,285)	(430)
Dividends to Class A and Class D shareholders ($0.08 per share)	—	—	—	—	—	—	—	—	(5,327)	(6,461)	(11,788)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(5,866)	(7,008)	(12,874)
Stock-based compensation	—	—	—	—	—	—	—	10,565	—	10,018	20,583
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(28,948)	(34,728)	(63,676)
Net loss	—	—	—	—	—	—	—	—	(273,020)	(337,365)	(610,385)
Balance at December 31, 2022	72,497,011	145,693,119	97,026,671	$74	$146	$97	$(13,282)	$788,601	$(342,137)	$487,974	$921,473
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(610,385)	$623,146	$2,013,110
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	42,195	35,541	35,669
Amortization of debt issuance costs	15,160	12,633	7,068
Amortization of operating lease right-of-use asset	20,776	22,613	25,028
Gain on origination and sale of loans	(1,203,521)	(3,633,452)	(3,565,492)
(Gain) loss on sale of servicing rights	(10,554)	(1,458)	3,108
Fair value change in trading securities	21,573	836	—
Provision for loss obligation on sold loans and servicing rights	151,211	18,403	25,565
(Decrease) increase in provision for deferred income taxes	(80,276)	31,315	—
Fair value change in derivative assets	333,786	460,264	(493,436)
Fair value change in derivative liabilities	29,695	(130,372)	158,191
Premium (paid) received on derivatives	(178,532)	3,393	(23,275)
Purchase of options contracts	—	(10,383)	—
Fair value change in loans held for sale	185,111	104,715	(185,885)
Fair value change in servicing rights	(132,614)	353,225	296,310
Stock-based compensation expense	20,583	67,063	8,501
Change in fair value of contingent consideration	—	—	32,650
Originations of loans	(53,094,767)	(136,606,028)	(100,535,715)
Proceeds from sales of loans	59,681,043	138,027,936	100,163,631
Proceeds from principal payments	132,322	182,883	57,120
Payments to investors for loan repurchases	(742,911)	(965,933)	(203,931)
Gain on extinguishment of debt	(10,528)	—	—
Goodwill impairment	40,736	—	—
Disbursements from joint ventures	12,128	11,749	10,450
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	(161,485)	(73,774)	140,620
Net cash provided by (used in) operating activities	4,460,746	(1,465,685)	(2,030,713)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(43,211)	(54,124)	(33,905)
Proceeds from sale of servicing rights	703,812	349,528	6,773
Cash flows received on trading securities	7,484	2,268	—
Investment in joint ventures	(325)	(1,115)	(750)
Return of capital from joint ventures	—	221	213
Net cash flows provided by (used in) investing activities	667,760	296,778	(27,669)
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	58,014,318	154,391,100	103,367,680
Repayment of borrowings on warehouse and other lines of credit	(63,324,914)	(153,511,330)	(100,256,817)
Proceeds from debt obligations	2,124,401	1,401,782	927,693
Payments on debt obligations	(1,456,888)	(479,778)	(800,000)
Payments of debt issuance costs	(5,824)	(21,185)	(17,675)
Payments for contingent consideration	—	—	(14,692)
Payments on financing lease obligation	—	(3,610)	(35,731)
Redemptions of noncontrolling interests	—	—	(97,608)
Payments for repurchase of noncontrolling interests	—	—	(220)
Treasury stock purchased to net settle and withhold taxes on vested shares	(430)	(12,852)	—
Dividends and shareholder distributions	(119,264)	(463,313)	(643,055)
Net cash (used in) provided by financing activities	(4,768,601)	1,300,814	2,429,575

Net change in cash and cash equivalents and restricted cash	359,905	131,907	371,193
Cash and cash equivalents and restricted cash at beginning of the period	620,596	488,689	117,496
Cash and cash equivalents and restricted cash at end of the period	$980,501	$620,596	$488,689

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$253,728	$270,471	$159,994
Income taxes	26,730	3,329	447

Supplemental disclosure of noncash investing and financing activities
Trading securities retained in securitizations	50,426	75,979	—
Purchase of equipment under financing leases	—	168	5,357

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, unless otherwise indicated)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

loanDepot, Inc. was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” loanDepot, Inc. is a holding company and its sole material asset is its equity interest in LD Holdings. As of December 31, 2022 the consolidated subsidiaries of LD Holdings included LDLLC, ART, LDSS, Mello, and MCS. Unless otherwise noted or indicated by the context, the term, the “Company,” refers (1) prior to the consummation of the IPO to LD Holdings and its consolidated subsidiaries, and (2) after the IPO to loanDepot, Inc. and its consolidated subsidiaries, including LD Holdings.

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

Consolidation and Basis of Presentation

The Company's consolidated financial statements are prepared in accordance with GAAP as codified in the FASB’s Accounting Standards Codification (“ASC” or the “Codification”).

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

The accompanying consolidated financial statements include all of the assets, liabilities, and results of operations of the Company and consolidated variable interest entities (“VIEs”) in which the Company is the primary beneficiary. VIEs are entities that have a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support, whose equity investors at risk lack the ability to control the entity's activities, or is structured with non-substantive voting rights. The Company evaluates its associations with VIEs, both at inception and when there is a change in circumstance that requires reconsideration, to determine if the Company is the primary beneficiary and consolidation is required. A primary beneficiary is defined as a variable interest holder that has a controlling financial interest. A controlling financial interest requires both: (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or receive benefits of a VIE that could potentially be significant to the VIE. The Company has not provided financial or other support during the periods presented to any VIE that it was not previously contractually required to provide. Other entities that the Company does not consolidate, but for which it has significant influence over operating and financial policies, are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not in a forced transaction) between willing market participants at the measurement date. Financial instruments recorded at fair value on a recurring basis include the Company’s loans held for sale, derivative assets and derivative liabilities, servicing rights, and trading securities..

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

Servicing rights, at fair value- The Company uses a discounted cash flow approach to estimate the fair value of servicing rights. This approach consists of projecting servicing cash flows. The inputs used in the Company's discounted cash flow model are based on market factors, which management believes are consistent with assumptions and data used by market participants valuing similar servicing rights. The key inputs used in the valuation of servicing rights include mortgage prepayment speeds, discount rates, costs to service the loan, and other inputs such as projected and actual rates of delinquencies, recapture rate, defaults and liquidations, ancillary fee income, and amounts of future servicing advances. These inputs can, and generally do, change from period to period as market conditions change. Servicing rights are classified as Level 3 as considerable judgment is required to estimate the fair values and the exercise of such judgment can significantly affect the Company's income.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2022 and 2021, all amounts recorded in cash and cash equivalents represent cash held in banks, with the exception of insignificant amounts of petty cash held on hand.

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

Forward sale contracts - The Company manages the price risk created by IRLCs and LHFS by entering into forward sale agreements to sell, buy, or originate specified residential mortgage loans at prices which are fixed as of the forward commitment date. Forward sale contracts also include pair offs hedging MSRs, IRLCs, and LHFS.

Put options on treasuries, MBS put options, and interest rate swap futures - The Company is exposed to fair value losses on servicing rights, LHFS, and IRLCs from changes in mortgage interest rates. The Company manages the risk by hedging the fair value with put options on treasuries, MBS put options, and interest rate swap futures.

Servicing Rights

The value of the servicing rights is derived from the net positive cash flows associated with the servicing contracts. Servicing rights arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. Servicing functions typically include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate in settlement of loans and property disposition. The Company is required to make servicing advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other costs. Advances are made in accordance with servicing agreements and are recoverable upon collection from the borrower or foreclosure of the underlying loans. The Company periodically reviews the receivable for collectability and amounts are written-off when deemed uncollectible. As of December 31, 2022 and 2021, the Company had $98.7 million and $81.1 million, respectively, in outstanding servicing advances included in prepaid expenses and other assets.

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

Servicing Expense - The Company utilizes a sub-servicer to service a portion of its loan servicing portfolio and records the costs to servicing expense.

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

Stock-Based Compensation

The Company’s 2021 Omnibus Incentive Plan (“2021 Plan”) and 2022 Inducement Plan (“2022 Plan”) provide for the grant of incentive and non-qualified stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights of the Company’s Class A common stock. During 2022, the Company’s shareholders approved the 2022 Employee Stock Purchase Plan (“ESPP”). The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values. Stock-based awards currently consist of non-qualified stock options, RSUs, and ESPP subscriptions. The Company’s RSUs vest on service-based or market-based conditions. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period) so that compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. Expense is reduced for actual forfeitures as they occur. The cost of stock-based compensation is recorded to personnel expense on the consolidated statements of operations.

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 22% and 31% of total loan originations for the years ended December 31, 2022 and 2021, respectively.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 28%, 27%, and 22% of the Company’s loan sales for the year ended December 31, 2022 and 41%, 32%, and 14% for the year ended December 31, 2021. No other investors accounted for more than 5% of the loan sales for the years ended December 31, 2022 and 2021.

The Company funds loans through warehouse lines of credit. As of December 31, 2022, 14% and 18% of the Company's warehouse lines were payable to two separate lenders.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contract, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022 the FASB issued ASU 2022-06 to extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848 to December 31, 2024. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company has added alternative base rate language, which may include the secured overnight financing rate ("SOFR") to agreements for its derivatives, warehouse and other lines of credit, and debt obligations that used LIBOR. The Company has applied the optional expedients under ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. There was no impact on the Company’s consolidated financial statements from adopting this standard.

NOTE 2 – FAIR VALUE

The Company's consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. Refer to Note 1- Description of Business and Summary of Significant Accounting Policies for information on the fair value hierarchy, valuation methodologies, and key inputs used to measure financial assets and liabilities recorded at fair value, as well as methods and assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	December 31, 2022
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$863,956	$863,956	$—	$—
Restricted cash	116,545	116,545	—	—
Loans held for sale, at fair value	2,373,427	—	2,373,427	—
Derivative assets, at fair value	39,411	—	10,037	29,374
Servicing rights, at fair value	2,037,447	—	—	2,037,447
Trading securities, at fair value	94,243	—	94,243	—
Loans eligible for repurchase	634,677	—	634,677	—

Liabilities
Warehouse and other lines of credit	$2,146,602	$—	$2,146,602	$—
Derivative liabilities, at fair value	67,492	18,226	43,482	5,784
Servicing rights, at fair value	12,311	—	—	12,311
Debt obligations:
Secured credit facilities	1,097,831	—	1,098,853	—
Term Notes	199,666	—	200,000	—
Senior Notes	991,822	—	645,495	—
Liability for loans eligible for repurchase	634,677	—	634,677	—

	December 31, 2021
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$419,571	$419,571	$—	$—
Restricted cash	201,025	201,025	—	—
Loans held for sale, at fair value	8,136,817	—	8,136,817	—
Derivative assets, at fair value	194,665	4,924	5,358	184,383
Servicing rights, at fair value	2,006,712	—	—	2,006,712
Trading securities, at fair value	72,874	—	72,874	—
Loans eligible for repurchase	363,373	—	363,373	—
Liabilities
Warehouse and other lines of credit	$7,457,199	$—	$7,457,199	$—
Derivative liabilities, at fair value	37,797	31,070	2,964	3,763
Servicing rights, at fair value	7,310	—	—	7,310
Debt obligations:
Secured credit facilities	343,759	—	345,596	—
Term Notes	199,133	—	200,000	—
Senior Notes	1,085,316	—	1,057,977	—
Liability for loans eligible for repurchase	363,373	—	363,373	—

Financial Statement Items Measured at Fair Value on a Recurring Basis
The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,373,427	$—	$2,373,427
Trading securities	—	94,243	—	94,243
Derivative assets:
Interest rate lock commitments	—	—	29,374	29,374
Forward sale contracts	—	6,676	—	6,676
MBS put options	—	3,361	—	3,361
Servicing rights	—	—	2,037,447	2,037,447
Total assets at fair value	$—	$2,477,707	$2,066,821	$4,544,528
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$5,784	$5,784
Interest rate swap futures	7,395	—	—	7,395
Forward sale contracts	—	43,482	—	43,482
Put options on treasuries	10,831	—	—	10,831
Servicing rights	—	—	12,311	12,311
Total liabilities at fair value	$18,226	$43,482	$18,095	$79,803

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$8,136,817	$—	$8,136,817
Trading securities	—	72,874	—	72,874
Derivative assets:
Interest rate lock commitments	—	—	184,383	184,383
Forward sale contracts	—	5,358	—	5,358
Interest rate swap futures	4,924	—	—	4,924
Servicing rights	—	—	2,006,712	2,006,712
Total assets at fair value	$4,924	$8,215,049	$2,191,095	$10,411,068
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$3,763	$3,763
Forward sale contracts	—	2,964	—	2,964
Put options on treasuries	31,070	—	—	31,070
Servicing rights	—	—	7,310	7,310
Total liabilities at fair value	$31,070	$2,964	$11,073	$45,107

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31, 2022
	IRLCs, net	Servicing Rights, net

Balance at beginning of period	$180,620	$1,999,402
Total net gains or losses included in earnings (realized and unrealized)	380,443	790,885
Sales and settlements
Sales	—	(765,151)
Settlements (1)	(377,071)	—
Transfers of IRLCs to closed loans	(160,402)	—
Balance at end of period	$23,590	$2,025,136
(1)Funded amount for IRLCs.

	Year Ended December 31, 2021
	IRLCs, net	Servicing Rights, net

Balance at beginning of period	$647,045	$1,124,302
Total net gains or losses included in earnings (realized and unrealized)	2,169,847	1,258,829
Sales and settlements
Sales	—	(383,729)
Settlements (1)	(1,969,541)	—
Transfers of IRLCs to closed loans	(666,731)	—
Balance at end of period	$180,620	$1,999,402
(1)Funded amount for IRLCs.

	Year Ended December 31, 2020
	IRLCs, net	Servicing Rights, net	Contingent Consideration

Balance at beginning of period	$128,208	$444,443	$(2,374)
Total net gains or losses included in earnings (realized and unrealized)	3,628,891	686,632	(32,650)
Sales and settlements
Sales	—	(6,773)	—
Settlements (1)(2)	(2,460,225)	—	34,835
Transfers of IRLCs to closed loans	(649,829)	—	—
Transfers from Level 3(3)	—	—	189
Balance at end of period	$647,045	$1,124,302	$—
(1)Funded amount for IRLCs.
(2)The $34.8 million settlement of contingent consideration included $14.7 million to satisfy the initial contingent consideration liability, the remaining $20.1 million was paid in accordance with an annual earnout computation.
(3)The $189,000 as of December 31, 2020 represents a fixed amount recorded in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.

The following presents the gains and losses included in earnings relating to the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31, 2022
	IRLCs, net	Servicing Rights, net

Total net gains (losses) included in:
Gain on origination and sale of loans, net	$(157,030)	$647,716
Change in fair value of servicing rights, net	—	143,169
Total	$(157,030)	$790,885

Change in unrealized gains relating to assets and liabilities still held at period end	$23,590	$710,254

	Year Ended December 31, 2021
	IRLCs	Servicing Rights, net

Total net gains (losses) included in:
Gain on origination and sale of loans, net	$(466,425)	$1,610,596
Change in fair value of servicing rights, net	—	(351,767)
Total	$(466,425)	$1,258,829

Change in unrealized gains relating to assets and liabilities still held at period end	$180,620	$1,341,289

	Year Ended December 31, 2020
	IRLCs	Servicing Rights, net

Total net gains (losses) included in:
Gain on origination and sale of loans, net	$518,837	$986,050
Change in fair value of servicing rights, net	—	(299,418)
Total	$518,837	$686,632

Change in unrealized gains relating to assets and liabilities still held at period end	$647,045	$860,212

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	December 31, 2022				December 31, 2021
Unobservable Input	Range of inputs			Weighted Average (2)	Range of inputs			Weighted Average (2)
IRLCs:
Pull-through rate	8.4%	-	99.9%	75.3%	0.3%	-	99.3%	74.2%

Servicing rights
Discount rate(1)	5.0%	-	16.1%	6.5%	4.5%	-	9.0%	5.8%
Prepayment rate(1)	5.8%	-	17.6%	7.2%	8.4%	-	18.7%	10.2%
Cost to service (per loan)	$63	-	$138	$87	$70	-	$114	$82
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of December 31, 2022 or December 31, 2021.

Financial Statement Items Measured at Amortized Cost

Warehouse and other lines of credit - The Company’s warehouse and other lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse and other lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, Term Notes, and Senior Notes. The Company’s secured credit facilities and Term Notes accrue interest at a stated base rate, plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of December 31, 2022 and 2021. Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 were estimated using the quoted market prices at December 31, 2022. The debt obligations are classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type of loan as of December 31, 2022 and 2021:

	December 31,
	2022		2021
	Amount	%	Amount	%
Conforming - fixed	$1,441,497	59%	$4,881,222	61%
Conforming - ARM	52,513	2	351,408	4
Government - fixed	815,921	34	1,156,890	15
Government - ARM	17,788	1	10,906	—
Other - residential mortgage loans	101,137	4	1,576,858	20
Consumer loans	1,774	—	1,942	—
Total	2,430,630	100%	7,979,226	100%
Fair value adjustment	(57,203)		157,591
Loans held for sale, at fair value	$2,373,427		$8,136,817

A summary of the changes in the balance of loans held for sale is as follows:

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$8,136,817	$6,955,424
Origination and purchase of loans	53,094,767	136,606,028
Sales	(59,174,022)	(136,081,060)
Repurchases	633,298	944,023
Principal payments	(132,322)	(182,883)
Fair value loss	(185,111)	(104,715)
Balance at end of period	$2,373,427	$8,136,817

Gain on origination and sale of loans, net is comprised of the following components:

	Year Ended December 31,
	2022	2021	2020
(Discount) premium from loan sales	$(933,547)	$1,882,557	$3,178,213
Servicing rights additions	647,716	1,610,596	986,050
Unrealized (losses) gains from derivative assets and liabilities	(134,519)	(308,200)	288,325
Realized gains (losses) from derivative assets and liabilities	1,215,013	347,014	(557,996)
Discount points, rebates and lender paid costs	275,981	(206,716)	(148,518)
Fair value (loss) gain on loans held for sale	(185,111)	(104,715)	185,885
Provision for loan loss obligation for loans sold	(136,993)	(7,185)	(25,973)
Total gain on origination and sale of loans, net	$748,540	$3,213,351	$3,905,986

The Company had $24.8 million and $28.8 million of loans held for sale on non-accrual status as of December 31, 2022 and 2021, respectively.

NOTE 4 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	December 31,
	2022	2021
Conventional	$104,074,252	$127,270,097
Government	37,096,679	34,842,868
Total servicing portfolio	$141,170,931	$162,112,965

A summary of the unpaid principal balance underlying servicing rights is as follows:

	December 31,
	2022	2021
Current loans	$139,295,226	$160,302,966
Loans 30 - 89 days delinquent	703,285	504,467
Loans 90 or more days delinquent or in foreclosure	1,172,420	1,305,532
Total servicing portfolio (1)	$141,170,931	$162,112,965

(1)At December 31, 2022 and 2021, 0.2% and 0.6%, respectively, of the servicing portfolio was in forbearance as a result of payment relief efforts afforded to borrowers as a result of the Coronavirus Aid, Relief, and Economic Security Act and other regulatory guidance.

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$1,999,402	$1,124,302	$444,443
Servicing rights additions	647,716	1,610,596	986,050
Sales proceeds, net	(754,597)	(382,271)	(9,881)
Changes in fair value:
Due to changes in valuation inputs or assumptions	363,064	68,399	(95,764)
Due to collection/realization of cash flows	(230,449)	(421,624)	(200,546)
Balance at end of period	$2,025,136	$1,999,402	$1,124,302

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Contractual servicing fees	$423,528	$382,501	$174,532
Late, ancillary and other fees	25,622	11,179	11,363
Servicing fee income	$449,150	$393,680	$185,895

The following is a summary of the components of changes in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Changes in fair value:
Due to changes in valuation inputs or assumptions	$363,064	$68,399	$(95,764)
Due to collection/realization of cash flows	(230,449)	(421,624)	(200,546)
Realized losses on sales of servicing rights	(3,663)	(9,759)	(2,701)
Net (loss) gain from derivatives hedging servicing rights	(323,309)	(82,878)	154,663
Changes in fair value of servicing rights, net	$(194,357)	$(445,862)	$(144,348)

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	December 31,
	2022	2021
Fair Value of Servicing Rights, net	$2,025,136	$1,999,402
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(81,431)	(85,066)
Increase 2%	(157,281)	(163,255)
Cost of Servicing:
Increase 10%	(19,017)	(20,843)
Increase 20%	(38,127)	(41,727)
Prepayment Speed:
Increase 10%	(18,863)	(76,532)
Increase 20%	(37,546)	(148,556)

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

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives instruments utilized by the Company primarily include interest rate lock commitments, forward sale contracts, MBS put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies and Note 2- Fair Value for further details on derivatives.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2022:
Interest rate lock commitments	$1,591,807	Derivative asset, at fair value	$29,374
Interest rate lock commitments	622,706	Derivative liabilities, at fair value	—	5,784

Forward sale contracts	309,809	Derivative asset, at fair value	6,676	—
Forward sale contracts	2,963,685	Derivative liabilities, at fair value	—	43,482

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	8,050	Derivative liabilities, at fair value	—	10,831

MBS put options	400,000	Derivative asset, at fair value	3,361	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	211	Derivative liabilities, at fair value	—	7,395
		Total derivative financial instruments	$39,411	$67,492

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2021:
Interest rate lock commitments	$11,530,721	Derivative asset, at fair value	$184,383	$—
Interest rate lock commitments	1,125,911	Derivative liabilities, at fair value	—	3,763

Forward sale contracts	19,482,705	Derivative asset, at fair value	5,358	—
Forward sale contracts	13,171,462	Derivative liabilities, at fair value	—	2,964

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	16,980	Derivative liabilities, at fair value	—	31,070

Interest rate swap futures	2,640	Derivative asset, at fair value	4,924	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$194,665	$37,797

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses were included:

		Year Ended December 31,
Derivative instrument	Statements of Operations Location	2022	2021	2020
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(157,030)	$(466,425)	$518,837
Forward sale contracts	Gain on origination and sale of loans, net	1,195,708	540,811	(748,245)
Interest rate swap futures	Gain on origination and sale of loans, net	(81,259)	(111,300)	(13,151)
Put options	Gain on origination and sale of loans, net	123,075	75,728	(27,112)
Forward sale contracts	Change in fair value of servicing rights, net	(114,244)	(89,127)	140,173
Interest rate swap futures	Change in fair value of servicing rights, net	(201,259)	9,071	16,708
Put options	Change in fair value of servicing rights, net	(7,806)	(2,822)	(2,218)
Total realized and unrealized losses on derivative financial instruments		$757,185	$(44,064)	$(115,008)

NOTE 6 – BALANCE SHEET NETTING

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of December 31, 2022 and 2021, respectively. Refer to Note 12 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	December 31, 2022
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$39,386	$32,710	$6,676	$—	$—	$6,676
MBS put options	3,361	—	3,361	—	—	3,361
Total assets	$42,747	$32,710	$10,037	$—	$—	$10,037

Liabilities:
Forward sale contracts	$76,192	$32,710	$43,482	$—	$(36,270)	$7,212
Put options on treasuries	10,831	—	10,831	—	(10,831)	—
Interest rate swap futures	7,395	—	7,395	—	(7,395)	—
Warehouse and other lines of credit	2,146,602	—	2,146,602	(2,146,602)	—	—
Secured debt obligations (1)	1,298,853	—	1,298,853	(1,298,853)	—	—
Total liabilities	$3,539,873	$32,710	$3,507,163	$(3,445,455)	$(54,496)	$7,212
(1)Secured debt obligations as of December 31, 2022 included secured credit facilities and Term Notes.

	December 31, 2021
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets
Forward sale contracts	$29,497	$(24,139)	$5,358	$—	$(1,447)	$3,911
Interest rate swap futures	4,924	—	4,924	—	—	4,924
Total assets	$34,421	$(24,139)	$10,282	$—	$(1,447)	$8,835

Liabilities
Forward sale contracts	$27,103	$(24,139)	$2,964	$—	$(1,736)	$1,228
Put options on treasuries	31,070	—	31,070	—	—	31,070
Warehouse lines of credit	7,457,199	—	7,457,199	(7,457,199)	—	—
Secured debt obligations (1)	545,596	—	545,596	(545,596)	—	—
Total liabilities	$8,060,968	$(24,139)	$8,036,829	$(8,002,795)	$(1,736)	$32,298
(1) Secured debt obligations as of December 31, 2021 included the secured credit facilities and Term Notes.

NOTE 7 – VARIABLE INTEREST ENTITIES

The determination of whether the assets and liabilities of the VIEs are consolidated or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement, if any, with the VIE. The Company is deemed the primary beneficiary and therefore consolidates VIEs for which it has both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) benefits, as defined, from the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. The Company did not provide any non-contractual financial support to VIEs for the years ended December 31, 2022, 2021 and 2020.

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

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s consolidated securitization and SPE VIEs.

	December 31, 2022	December 31, 2021
Assets
Loans held for sale, at fair value	$497,574	$2,557,490
Restricted cash	6,735	100,494
Servicing rights, at fair value	544,729	400,678
Prepaid expenses and other assets	54,887	17,756
Total	$1,103,925	$3,076,418

Liabilities
Warehouse and other lines of credit	$500,000	$2,600,000
Debt obligations, net:
MSR Facilities	116,874	15,000
Servicing advance facilities	48,484	15,070
Term notes	199,666	199,133
Total	$865,024	$2,829,203

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	December 31, 2022
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$94,243	$—	$94,243	$2,309,739
Investments in joint ventures	20,410	—	20,410	38,682
Total	$114,653	$—	$114,653

	December 31, 2021
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$72,874	$—	$72,874	$1,424,857
Investments in joint ventures	18,553	—	18,553	20,783
Total	$91,427	$—	$91,427

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of December 31, 2022, the remaining principal balance of loans transferred to these securitization trusts was $2.3 billion of which $4.9 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $17.2 million, $11.9 million and $10.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in other income in the consolidated statements of operations.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the Company’s activity related to goodwill is as follows.

	Goodwill	Other intangible assets	Total
Balance, December 31, 2020	$40,736	$2,090	$42,826
Amortization	—	(509)	(509)
Balance December 31, 2021	$40,736	$1,581	$42,317
Amortization	—	(205)	(205)
Impairment loss	(40,736)	(1,376)	(42,112)
Balance, December 31, 2022	$—	$—	$—

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

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2022	2021
Furniture and equipment	$93,818	$146,456
Computer software	6,837	20,254
Software development	147,424	88,822
Leasehold improvements	29,150	44,706
Work in progress	12,929	40,565
Property and equipment	290,158	340,803
Accumulated depreciation and amortization	(197,269)	(236,541)
Property and equipment, net	$92,889	$104,262

The Company recorded $42.0 million, $35.0 million and $35.2 million of depreciation and amortization expense related to property and equipment for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, impairment charges of $12.6 million were recorded for losses on fixed assets related to leases that were exited during the year. The impairment charges are included in general and administrative expense on the consolidated statements of operations.

Capitalized computer software development costs consist of the following:

	December 31,
	2022	2021
Cost	$147,424	$88,822
Accumulated amortization	(95,777)	(76,495)
Software development, net	$51,647	$12,327

The Company recorded $20.4 million, $11.5 million and $11.5 million of amortization expense related to software development for the years ended December 31, 2022, 2021 and 2020, respectively.

Future computer software development amortization for the remaining years:

Year ending December 31,
2023	$24,061
2024	19,411
2025	8,175
Total	$51,647

NOTE 10 – LEASES

The Company entered into operating leases related to its corporate headquarters and support, sales, and processing offices which expire at various dates through 2028. The Company’s operating lease agreements have remaining terms ranging from less than one year to six years. Certain of these operating lease agreements include options to extend the original term. The Company’s operating lease agreements do not require the Company to make variable lease payments.

	Year Ended December 31,
	2022	2021	2020
Lease expense:
Operating leases	$24,961	$28,322	$30,350
Short-term leases	2,373	747	688
Sublease income	(187)	(1,049)	(1,518)
Lease expense, net included in occupancy expense	$27,147	$28,020	$29,520

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$31,350	$31,377
Right-of-use assets obtained in exchange for lease obligations:
New leases entered into during the year	16,922	11,826

	December 31, 2022	December 31, 2021
Period-end:
Operating leases:
Weighted average remaining lease term (years)	3.6	3.8
Weighted average discount rate	5.7%	7.0%

The following is a schedule of future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2022:

Year ending December 31,
2023	$23,576
2024	18,313
2025	11,582
2026	7,146
2027	6,287
Thereafter	2,242
Total operating lease payments	69,146
Less: Imputed interest	(7,471)
Operating lease liability	$61,675

During the year ended December 31, 2022, impairment charges of $16.1 million were recorded for leases exited during the year. The impairment charges are included in general and administrative expense on the consolidated statements of operations. As of December 31, 2022, the Company had four operating leases that had not yet commenced with aggregate undiscounted required payments of $6.1 million.

NOTE 11 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	December 31,
	2022	2021
Margin call receivable	$36,270	$1,740
Servicing sales, net	27,021	19,134
Servicing	24,917	6,527
Joint ventures	15,843	2,160
Loan sales	10,733	7,551
Servicing advance facilities	9,278	—
Loan principal and interest	4,502	5,835
Loan origination	3,623	6,131
Settlement services	1,374	6,293
Other	11,718	812
Total accounts receivable, net	$145,279	$56,183

There was $2.8 million and $0.9 million in allowance for credit losses at December 31, 2022 and 2021, respectively. There were $0.4 million, $1.5 million and $0.5 million of accounts receivable write-offs during the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 12 – WAREHOUSE AND OTHER LINES OF CREDIT

At December 31, 2022, the Company was a party to 9 revolving lines of credit with lenders providing $4.1 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at SOFR, or other alternative base rate, plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of December 31, 2022, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.37% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines are scheduled to expire through 2023. As of December 31, 2022 there was one securitization facility with an original three year term scheduled to expire in 2024. All warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain lenders require the Company to maintain cash accounts with minimum required balances. As of December 31, 2022 and 2021, the Company had posted a total of $11.0 million and $122.5 million restricted cash as collateral with our warehouse lenders and securitization facilities of which $4.3 million and $8.0 million were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. As of December 31, 2022, the Company amended certain warehouse lines related to certain profitability covenants, following which the Company was in compliance with those financial covenants.

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

The following table presents information on warehouse and other lines of credit and the outstanding balance as of December 31, 2022 and 2021:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	December 31, 2022	December 31, 2021
Facility 1(1)	$400,000	$350,000	$750,000	10/26/2023	$382,098	$851,088
Facility 2(2)	—	300,000	300,000	9/25/2023	236,144	295,743
Facility 3	—	300,000	300,000	4/18/2023	177,900	459,018
Facility 4	—	300,000	300,000	12/28/2023	202,548	266,230
Facility 5(2)	—	200,000	200,000	N/A	—	391
Facility 6(2)	100,000	500,000	600,000	9/29/2023	180,273	583,449
Facility 7(3)	400,000	400,000	800,000	5/5/2023	295,064	1,410,367
Facility 8(9)	—	—	—	N/A	—	361,783
Facility 9(4)(5)	—	—	—	10/25/2022	—	600,000
Facility 10(4)(7)	—	—	—	12/17/2023	—	500,000
Facility 11(2)(6)	—	—	—	9/23/2022	—	263,516
Facility 12(4)(8)	—	—	—	2/2/2024	—	500,000
Facility 13(4)(8)	—	—	—	4/23/2024	—	500,000
Facility 14	—	300,000	300,000	9/21/2023	172,575	365,614
Facility 15(4)	500,000	—	500,000	10/21/2024	500,000	500,000
Total	$1,400,000	$2,650,000	$4,050,000		$2,146,602	$7,457,199
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
(9)This facility was prepaid and terminated in November 2022.

The following table presents certain information on warehouse and other lines of credit:

	Year Ended December 31,
	2022	2021	2020
Maximum outstanding balance during the period	$7,672,559	$9,180,276	$7,037,828
Average balance outstanding during the period	4,127,822	8,149,855	3,974,625
Collateral pledged (loans held for sale)	2,214,656	7,815,347	6,752,909
Weighted average interest rate during the period	2.97%	2.21%	2.54%

NOTE 13 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Secured debt obligations, net:
Secured credit facilities:
MSR facilities	$963,834	$262,250
Securities financing facilities	85,513	66,439
Servicing advance facilities	48,484	15,070
Total secured credit facilities	1,097,831	343,759
Term Notes	199,666	199,133
Total secured debt obligations, net	1,297,497	542,892
Unsecured debt obligations, net:
Senior Notes	991,822	1,085,316
Total debt obligations, net	$2,289,319	$1,628,208

Certain of the Company’s secured debt obligations require us to satisfy financial covenants including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company obtained amendments relating to certain profitability covenants. As a result, the Company was in compliance with all such financial covenants as of December 31, 2022.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In October 2014, the Company entered into a $25.0 million credit facility to finance servicing rights and for other working capital needs and general corporate purposes. The Company has entered into subsequent amendments to increase and decrease the size of the facility and extend the maturity date. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $283.2 million as of December 31, 2022 and accrues interest at a base rate per annum of 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. As of December 31, 2022, there was $200.0 million outstanding on this facility with a maturity of June 2023. At December 31, 2022, capacity under the facility was $200.0 million. Advances for servicing rights are determined using a borrowing base formula calculated against the fair market value of the pledged servicing rights.

In December 2021, the Company entered into a credit facility agreement which provides $300.0 million in borrowing capacity, with an option to increase up to $500.0 million upon mutual consent, available to the Company. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $522.8 million as of December 31, 2022. The facility bears interest at SOFR, plus a margin per annum and matures in December 2023. At December 31, 2022, there was $300.0 million outstanding on this facility and $0.5 million in unamortized deferred financing costs.

In January 2022, the Company entered into a credit facility agreement which provides $500.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $626.8 million as of December 31, 2022. The facility bears interest at SOFR, plus a margin per annum and matures in January 2025. At December 31, 2022, there was $348.0 million outstanding on this facility and $0.5 million in unamortized deferred financing costs.

In August 2017, the Company established the GMSR Trust to finance Ginnie Mae mortgage servicing rights owned by the Company through issuance of either variable funding notes or term notes, in each case secured by participation certificates held by the GMSR Trust. As of December 31, 2022, the Company had pledged participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights to the GMSR Trust with a fair value of $544.7 million. At December 31, 2022 the maximum borrowing capacity of the variable funding notes was $200.0 million. The variable funding notes bear interest at SOFR plus a margin per annum and mature in May 2023. As of December 31, 2022, there were $116.9 million in variable funding notes outstanding to finance Ginnie Mae mortgage servicing rights owned by the Company.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. Each of the securities financing facilities has a 90 day term and accrues interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities have an advance rate between 50% and 90% based on classes of the securities and are secured by trading securities which represent our retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of December 31, 2022, the trading securities had a fair value of $94.2 million on the consolidated balance sheets and there were $85.5 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR, plus a margin per annum and mature in September 2023 (unless earlier redeemed in accordance with their terms). At December 31, 2022, there was $22.7 million in 2020-VF1 Notes outstanding.

In November 2021, the Company, through the GMSR Trust issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables with respect to residential mortgage loans serviced on behalf of Ginnie Mae. The variable funding notes bear interest at SOFR plus a margin per annum and mature in May 2023. As of December 31, 2022, there was $25.8 million outstanding on the variable funding notes.

Term Notes

In October 2018, the Company, through the GMSR Trust issued the Series 2018-GT1 Term Notes (“Term Notes”). The Term Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in October 2023 or, if extended pursuant to the terms of the related indenture supplement, October 2025 (unless earlier redeemed in accordance with their terms). At December 31, 2022, there was $200.0 million in Term Notes outstanding and $0.3 million in unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2025 Senior Notes, in whole or in part, at various redemption prices. At December 31, 2022, there was $500.0 million in 2025 Senior Notes outstanding and $5.1 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, the Company may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. During the first quarter of 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. The Company may also redeem the 2028 Senior Notes, in whole or in part, at any time on or after April 1, 2024 at various redemption prices. In addition, subject to certain conditions at any time prior to April 1, 2024, the Company may redeem up to 40% of the principal amount of the 2028 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the 2028 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At December 31, 2022, there was $502.5 million in 2028 Senior Notes outstanding and $5.6 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.75% - 3.50%.

NOTE 14 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2022	2021
Accounts payable	$139,714	$136,619
Deferred tax liability	122,404	193,020
Loan loss obligation for sold loans	70,797	29,877
Accrued compensation and benefits	52,759	154,154
TRA liability	50,730	32,865
Joint ventures	25,619	—
Servicing rights, at fair value	12,311	7,310
Dividends and dividend equivalents payable	7,130	38,057
Accrued pricing adjustments on sold loans	3,167	12,336
Income tax payable	—	12,821
Other	4,065	7,385
Total accounts payable, accrued expenses and other liabilities	$488,696	$624,444

NOTE 15 – EQUITY

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

The noncontrolling interest of $488.0 million and $1.1 billion as of December 31, 2022 and 2021, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of December 31, 2022.

Holding Member Interests:	Holdco Units	Ownership Percentage
loanDepot, Inc.	169,523,682	53.78%
Continuing LLC Members	145,693,119	46.22%
Total	315,216,801	100.00%

NOTE 16 – EARNINGS PER SHARE

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
The basic and diluted earnings per share period for the year ended December 31, 2021 represents the period after February 11, 2021, wherein the Company had outstanding Class A common stock and Class D common stock. There was no Class B common stock outstanding as of December 31, 2022 and 2021. The following table sets forth the calculation of basic and diluted earnings per share for the period following the reorganization and IPO for Class A common stock and Class D common stock:

	Year Ended
	December 31, 2022			December 31, 2021
	Class A	Class D	Total	Class A	Class D	Total
Net (loss) earnings attributable to loanDepot, Inc.	$(103,026)	$(169,994)	$(273,020)	$13,998	$99,526	$113,524
Weighted average shares - basic	58,879,239	97,151,111	156,030,350	16,029,314	113,969,580	129,998,894
(Loss) earnings per share - basic	$(1.75)	$(1.75)	$(1.75)	$0.87	$0.87	$0.87

Diluted earnings per share:
Net (loss) income allocated to common stockholders - diluted	(103,026)	(169,994)	(273,020)	13,998	99,526	113,524
Weighted average shares - diluted	58,879,239	97,151,111	156,030,350	16,029,314	113,969,580	129,998,894
(Loss) earnings per share - diluted	$(1.75)	$(1.75)	$(1.75)	$0.87	$0.87	$0.87

For the year ended December 31, 2022, 163,541,101 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted loss per share.

For the year ended December 31, 2022, 14,278,795 of Class A RSUs, nonqualified stock options, and ESPP shares were determined to be anti-dilutive, and thus excluded from the computation of diluted loss per share.

For the period from February 11, 2021 to December 31, 2021, 192,465,222 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted earnings per share.

For the period from February 11, 2021 to December 31, 2021, 1,192,211 of Class A RSUs were determined to be anti-dilutive, and thus excluded from the computation of diluted earnings per share.

NOTE 17 – COMPENSATION PLANS

Stock -Based Compensation

    The Company’s 2021 Plan and 2022 Plan provide for the grant of incentive and non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights of the Company’s Class A common stock. Options to purchase shares of the Company’s Class A common stock generally vest over predetermined periods and expire ten years after the date of grant. Service-based restricted stock units of the Company’s Class A common stock generally vest over predetermined periods, typically four years after the date of grant. Market-based restricted stock units of the Company’s Class A common stock generally vest over two to five years based on a combination of service and market conditions. The actual number of shares issued will be determined based upon the proportionate achievement of specified hurdles of the Company’s stock price. The initial number of the Company’s Class A common stock authorized for issuance under the 2021 Plan and 2022 Plan were 16.5 million and 5 million shares, respectively.

The Company also has an ESPP Plan which allows eligible employees to purchase shares of the Company's Class A common stock at 85% of the lower of the fair market value on the effective date of the subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company. The ESPP for employees is qualified under Section 423 of the Internal Revenue Code. As of December 31, 2022, the number of shares of Class A common stock authorized for issuance under the ESPP was two million shares.

Prior to the IPO, the Company’s 2009 Incentive Equity Plan, 2012 Incentive Equity Plan, and 2015 Incentive Equity Plan (collectively, the “Plans”) provided for the granting of Class Z, Class Y, Class X, and Class W Common Units of LD Holdings to employees, managers, consultants, and advisors of the Company and its subsidiaries. Participants that received grants or purchased Class Z, Class Y, Class X, or Class W Common Units of LD Holdings pursuant to the Plans were required to become a party to the Limited Liability Company Agreement. As part of the IPO and reorganization any outstanding units were equitably adjusted and replaced with a single new class of LLC Units that were exchanged on a one-for-one basis for Holdco Units. No further awards will be granted under the Plans as both the Plans and LLC Agreement were terminated.

The stock-based compensation expense recognized on all share-based awards was $20.6 million, $67.1 million, and $8.5 million, for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $68.1 million of unrecognized compensation related to all unvested stock options, restricted stock units, and employee stock purchase subscriptions which will be amortized over the weighted-average remaining requisite service period of 2.37 years.

The fair value of each option and ESPP subscription is estimated on the date of grant using the Black-Scholes option valuation model. The risk-free interest rate is estimated using term commensurate United States Treasury yields. The expected life of option awards is estimated from the vesting period. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected life using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The expected volatility was based on the historical and implied volatility of a public peer group of Companies’ stock price and options in the most recent period that was equal to, as available, the expected term of the unit grants that were being valued.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted in 2022. There were no options granted prior to 2022.

For the year ended
December 31, 2022
Average risk-free interest rate	3.69%
Expected dividend yield	N/A
Expected volatility	70%
Expected life	5.61 years
Fair value per share	$1.10

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions in 2022.

For the year ended
December 31, 2022
Average risk-free interest rate	3.77%
Expected dividend yield	N/A
Expected volatility	70%
Expected life	0.50 years
Fair value per share	$1.60

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The following weighted-average assumptions were used to determine the fair value of market-based restricted stock units in 2022. There were no market-based restricted stock units granted prior to 2022.

For the year ended
December 31, 2022
Average risk-free interest rate	3.2%
Expected volatility	70%

Stock option activity during the year ended December 31, 2022 under the 2022 Plan and 2021 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	—	$—	—	$—
Granted	7,000,000	$1.73
Outstanding as of December 31, 2022	7,000,000	$1.73	5.6 years	$480
Exercisable as of December 31, 2022	—	—	—	—
Vested and Expected to Vest as of December 31, 2022	7,000,000	$1.73	5.6 years	$480

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted stock unit activity during the year ended December 31, 2022 under the 2022 Plan and 2021 Plan was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	1,765,763	$16.60
Granted	24,841,607	2.78
Vested	(1,126,808)	7.36
Forfeited/Cancelled	(376,962)	10.85
Unvested as of December 31, 2022	25,103,600	3.43

Restricted stock unit activity during the year ended December 31, 2022 for Holdco Units was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	11,610,142	$0.50
Vested	(4,258,580)	0.49
Forfeited/Cancelled	(1,607,362)	0.50
Unvested as of December 31, 2022	5,744,200	0.50

401(k) Plan

The Company’s employees are eligible to participate in a defined contribution plan (“401(k) Plan”). Effective October 2022, the Company temporarily suspended the 401(k) match. Prior to October 2022, the Company matched 50% of participant contributions up to 6% of each participant’s total eligible gross compensation. Matching contributions totaled approximately $12.9 million, $25.4 million and $18.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 18 – INCOME TAXES

The following table details the Company’s provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$(162)	$8,936	$1,745
State	846	3,120	581
Total current	684	12,056	2,326
Deferred
Federal	(66,624)	26,623	(82)
State	(13,652)	4,692	4
Total deferred	(80,276)	31,315	(78)
Total (benefit) provision for income taxes	$(79,592)	$43,371	$2,248

The following table is a reconciliation of the estimated provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year Ended December 31,
	2022	2021	2020
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes (net of federal benefit)	3.0	0.9	—
Non-controlling interests	(10.3)	(16.2)	(20.9)
Goodwill impairment	(0.6)	—	—
State rate change	(1.5)	—	—
Change in valuation allowance	(0.1)	—	—
Other, net	—	0.8	—
Effective income tax rate	11.5%	6.5%	0.1%

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

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	December 31,
	2022	2021
Deferred tax assets:
Accrued compensation	$41	$—
Net operating loss	70,010	—
Tax credits	447	—
Depreciation	7	—
State taxes	—	437
Gross deferred tax assets before valuation allowance	70,505	437
Valuation allowance	(386)	—
Net deferred tax assets	70,119	437

Deferred tax liabilities:
Outside basis difference	191,437	193,353
Acquired intangible assets	145	—
Total deferred tax liabilities	191,582	193,353
Net deferred tax liabilities	$(121,463)	$(192,916)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of December 31, 2022 relates to temporary outside basis differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under the TRA as a result of the offering transaction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at December 31, 2022 and 2021 using the combined federal and state rate (less federal benefit) of 27.4% and 26.0%, respectively. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, the Company considered all negative and positive evidence. As of December 31, 2022, the Company established a valuation allowance on tax credits that have a limited carryforward period and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for the remaining deferred tax assets as the Company believes it is more-likely-than not that the Company will realize the benefits of the deferred tax assets.

Uncertain tax positions relate to various federal and state income tax matters. The income tax returns for 2018-2022 are subject to examination by the relevant taxing authorities. There was no interest or penalties related to uncertain tax positions for the years ended December 31, 2022, 2021, and 2020, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$654	$—	$282
Increases related to positions taken during prior years		540	—
Increases related to positions taken during the current year		114	—
Decreases due to a lapse of applicable statute of limitations	(157)	—	(282)
Ending balance	$497	$654	$—

TRA Liability

As part of the IPO and reorganization, the Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $50.7 million and $32.9 million as of December 31, 2022 and 2021, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc., refer to Note 19 Related Party Transactions for further detail on the payments.

NOTE 19 – RELATED PARTY TRANSACTIONS

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

Fees earned, costs incurred, and receivables from joint ventures were as follows:

	Year Ended December 31,
	2022	2021	2020
Loan processing and administrative services fee income	$18,534	$15,023	$14,483
Loan origination broker fees expense	120,392	90,266	80,636

	December 31,
	2022	2021
Amounts (payable to) receivable from joint ventures	$(9,776)	$1,855

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. A payment of $2.6 million was made under the TRA during the year ended December 31, 2022. There was no amount paid during 2021.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $5.1 million and $21.1 million at December 31, 2022 and 2021, respectively.

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

While the Company’s management does not believe these allegations have merit, defending such allegations has resulted in and will likely continue to result in substantial costs and a diversion of management’s attention and resources.

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

Regulatory Requirements

The Company is subject to various capital requirements by the U.S. Department of Housing and Urban Development (“HUD”); lenders of the warehouse lines of credit; and secondary markets investors. Failure to maintain minimum capital requirements could result in the inability to participate in HUD-assisted mortgage insurance programs, to borrow funds from warehouse line lenders or to sell or service mortgage loans. As of December 31, 2022, the Company was in compliance with its selling and servicing capital requirements.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of December 31, 2022 and 2021 approximated $2.2 billion and $12.7 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 5- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

Loan Loss Obligation for Sold Loans

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company establishes a loan repurchase reserve for losses associated with repurchase loan obligations if the Company breached a representation or warranty given to the loan purchaser. Additionally, the Company’s loan loss obligation for sold loans includes an estimate for losses associated with early payoffs and early payment defaults. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties, and other provisions for the years ended December 31, 2022, 2021 and 2020.

The activity related to the loan loss obligation for sold loans is as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$29,877	$33,591	$17,677
Provision for loan loss obligations	136,993	7,185	25,973
Charge-offs	(96,073)	(10,899)	(10,059)
Balance at end of period	$70,797	$29,877	$33,591

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $1.1 million and $0.4 million as of December 31, 2022 and 2021, respectively

TRA Liability

The Company recognized a TRA liability of $50.7 million and $32.9 million as of December 31, 2022 and 2021, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction.

NOTE 21– REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

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
•Fannie Mae, Freddie Mac and Ginnie Mae. The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

To the extent that these requirements are not met, the Company may be subject to a variety of regulatory actions which could have a material adverse impact on our results of operations and financial condition. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $129.8 million as of December 31, 2022. The Company was in compliance with the net worth, liquidity and other financial requirements of its selling and servicing requirements as of December 31, 2022.

NOTE 22– SUBSEQUENT EVENTS

In relation to the recent closures of certain regional banks, LDLLC, an indirect subsidiary of the Company, transferred $225 million of corporate cash balances held at Signature Bridge Bank, N.A., operated by the FDIC (“Signature”), to a large money center bank on March 13, 2023. All of the Company’s cash and cash equivalents are now distributed across large money center banks. The Company still maintains fully insured custodial deposit accounts at Signature.

The Company is also a party to a $300 million warehouse facility, in which Signature is a 50% participant, and has a $300 million mortgage servicing rights facility with Signature. Both of the facilities expire in December 2023. There are no acceleration rights under these facilities for a defaulting lender; therefore, the Company continues to have full access to these facilities under the terms and conditions set forth in the respective credit agreements.

The Company does not expect any material adverse effect on its financial condition or operations, as a result of these events.

The Company evaluated subsequent events through the date of issuance of the financial data included herein. Other than the event discussed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management assessed, with participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2022. The assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management determined that internal control over financial reporting is effective as of December 31, 2022.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report.
.
Item 11. Executive Compensation
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1.Consolidated Financial Statements

The financial statements that are filed as part of this report are included in Part II. Item 8 of this report.

2.Financial Statement Schedules:

All financial statements and schedules have been omitted since the required information is included in the consolidated     financial statements or the notes thereto, or is not applicable or required.

3.Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).
3.1
Amended and Restated Certificate of Incorporation of loanDepot, Inc., dated February 11, 2021(incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

3.2	Amended and Restated Bylaws of loanDepot, Inc., effective November 10, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 15, 2022).
4.1
Registration Rights Agreement, dated February 16, 2021, by and among loanDepot, Inc., LD Holdings Group LLC and certain holders identified therein (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

Exhibit No.	Description
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

4.4
Master Repurchase Agreement, dated as of October 2021 by and among Mello Warehouse Securitization Trust 2021-3, as buyer and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2021).

4.5
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 18, 2022).

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

10.4+	2009 Incentive Equity Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on January 27, 2021).
10.5+	2012 Incentive Equity Plan (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on January 27, 2021).
10.6+	2015 Incentive Equity Plan (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).
10.7+
Executive Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Anthony Hsieh (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.8+
Amended and Restated Executive Employment Agreement, dated April 21, 2022, by and between loanDepot, Inc. and Anthony Hsieh (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.9+
Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Jeff DerGurahian (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.10+
Executive Employment Agreement, dated September 22, 2022, by and between loanDepot, Inc. and Jeff DerGurahian (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2022).

10.11+
Superseding Offer Letter, dated as of June 1, 2015, by and between loanDepot.com, LLC and John C. Dorman (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on January 27, 2021).

10.12+
Offer Letter, dated as of April 8, 2015, by and between loanDepot.com, LLC and Dawn Lepore (incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on January 27, 2021).

10.13+
Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Jeff Walsh (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 16, 2021).

Exhibit No.	Description
10.14+
Executive Employment Agreement, dated September 22, 2022, by and between loanDepot, Inc. and Jeff Walsh (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2022).

10.15+
Employment Agreement, dated as of February 16, 2021, by and between loanDepot, Inc. and Patrick Flanagan (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 16, 2021).

10.16+
Executive Employment Agreement, dated September 22, 2022, by and between loanDepot, Inc. and Patrick Flanagan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2022).

10.17+
Executive Employment Agreement, dated April 21, 2022, by and between Frank Martell and loanDepot, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.18
Fourth Amended and Restated Limited Liability Company Agreement of LD Holdings, LLC, dated as of February 11, 2021, by and among LD Holdings Group LLC and the other parties thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 16, 2021).

10.19#
Credit and Security Agreement, dated October 29, 2014, by and between loanDepot.com, LLC and NexBank SSB (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.19.1
First Amendment to Credit and Security Agreement, dated May 29, 2015, between loanDepot.com, LLC and NexBank SSB (incorporated herein by reference to Exhibit 10.17.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.19.2
Second Amendment to Credit and Security Agreement, dated June 26, 2015, between loanDepot.com, LLC and NexBank SSB (incorporated herein by reference to Exhibit 10.17.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.19.3
Consent and Amendment No. 3 to Credit and Security Agreement, dated as of October 30, 2015, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.19.4
Fourth Amendment to Credit and Security Agreement, dated as of December 16, 2015, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.19.5
Fifth Amendment to Credit and Security Agreement, dated as of March 24, 2017, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.19.6
Sixth Amendment to Credit and Security Agreement, dated as of August 7, 2017, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.19.7
Seventh Amendment to Credit and Security Agreement, dated as of January 12, 2018, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.19.8
Eighth Amendment to Credit and Security Agreement, dated as of October 24, 2018, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.19.9
Ninth Amendment and Waiver to Credit and Security Agreement, dated as of December 21, 2018, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.19.10
Tenth Amendment and Waiver to Credit and Security Agreement, dated as of March 12, 2020, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.19.11
Eleventh Amendment to Credit and Security Agreement, dated as of August 11, 2020, between loanDepot.com, LLC and NEXBANK SSB (incorporated herein by reference to Exhibit 10.17.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

Exhibit No.	Description
10.19.12
Twelfth Amendment to Credit and Security Agreement, dated as of June 23, 2021, between loanDepot.com, LLC and NexBank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).

10.19.13
Thirteenth Amendment to Credit and Security Agreement, dated as of December 22, 2021, between loanDepot.com, LLC and NexBank (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 28, 2021).

10.19.14
Fourteenth Amendment, April 28, 2022, by and between Nexbank and loanDepot.com, LLC to the Credit and Security Agreement, dated as of October 29, 2014 (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.19.15
Fifteenth Amendment, July 29, 2022, by and between Nexbank and loanDepot.com, LLC to the Credit and Security Agreement, dated as of October 29, 2014 (incorporated herein by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.19.16
Sixteenth Amendment, dated December 22, 2022, to the Credit and Security Agreement, between loanDepot.com, LLC, as borrower, and NexBank, as lender, dated as of October 29, 2014 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 28, 2022).

10.20
Amended and Restated Subservicing Agreement dated December 1, 2020, by and between loanDepot.com, LLC and Cenlar FSB (incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.21
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

10.22#
Mortgage Loan Participation Purchase and Sale Agreement, dated as of February 28, 2013, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.22.1#
Amendment Number One to the Mortgage Loan Participation Purchase and Sale Agreement, dated November 21, 2013, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.22.2#
Amendment Number Two to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

Exhibit No.	Description
10.22.3#
Amendment Number Three to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.22.4#
Amendment Number Four to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 18, 2020, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.23#
Amended and Restated Master Repurchase Agreement, dated as of August 11, 2021, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 17, 2021).

10.23.1
Amendment No. 1, dated as of April 19, 2022, by and between UBS AG, by and through its branch office at 1285 Avenue of Americas and loanDepot.com, LLC to the Amended and Restated Master Repurchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 25, 2022).

10.23.2
Amendment No. 2, dated as of July 28, 2022, by and between UBS AG, by and through its branch office at 1285 Avenue of Americas and loanDepot.com, LLC to the Amended and Restated Master Repurchase Agreement (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.24
Indenture, dated as of October 27, 2020, by and among LD Holdings Group LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.25#
Second Amended and Restated Master Repurchase Agreement, dated as of August 20 2021, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 25, 2021).

10.25.1#
Guaranty Agreement, dated as of August 20, 2021 by loanDepot.com, LLC in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 20, 2021).

10.25.2
Amendment No. 1, dated September 27, 2021, to Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021, by and between Bank of America, N.A., as buyer, and loanDepot BA Warehouse, LLC, as seller, and loanDepot.com, LLC, as guarantor and pledgor (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed September 29, 2021).

10.25.3
Amendment No. 2, dated October 28, 2021, to Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021, by and between Bank of America, N.A., as buyer, loanDepot BA Warehouse, LLC, as seller, and loanDepot.com, LLC, as guarantor and pledgor (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 3, 2021).

10.25.4
Amendment No. 3, dated April 27, 2022, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.25.5
Amendment No. 4, dated July 26, 2022, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022).

10.25.6
Amendment No. 5, dated September 26, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed November 10, 2022).

10.26#
Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated as of February 2, 2022, by and between Bank of America, N.A., as purchaser, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 8, 2022).

Exhibit No.	Description
10.26.1
Amendment No. 1, dated April 27, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.26.2
Amendment No. 2, dated July 26, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.26.3
Amendment No. 3, dated September 26, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.27#	Third Amended and Restated Master Repurchase Agreement, dated October 28, 2022, by and between loanDepot.com, LLC and Jefferies Funding LLC.
10.28
Master Repurchase Agreement, dated March 10, 2017, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.28.1
Amendment No. 1 to Master Repurchase Agreement, dated August 11, 2017, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32.1 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.28.2
Amendment No. 2 to Master Repurchase Agreement, dated January 31, 2018, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32.2 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.28.3
Amendment No. 3 to Master Repurchase Agreement, dated April 8, 2019, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32.3 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.28.4
Amendment No. 4 to Master Repurchase Agreement, dated February 26, 2020, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32.4 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.28.5
Amendment No. 5 to Master Repurchase Agreement, dated September 25, 2020, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.32.5 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

10.28.6
Amendment No. 6 to Master Repurchase Agreement, dated March 1, 2021, by and between Credit Suisse AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 4, 2021).

10.28.7
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

10.28.8
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

10.28.9
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

Exhibit No.	Description
10.28.10
Amendment No. 10, dated October 31, 2022, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Island Branch, Alpine Securitization LTD., and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of March 10, 2017 (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.32
First Amended and Restated Master Repurchase Agreement, dated September 30, 2022, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.33
Amended and Restated Mortgage Loan Participation Sale Agreement, dated November 10, 2022, by and between lonaDepot.com, LLC and JPMorgan Chase Bank, National Association (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K on November 15, 2022).

10.34
Indenture, dated September 24, 2020, by and between LoanDepot Agency Receivables Trust and, loanDepot.com, LLC, Citibank, N.A, as Indenture Trustee, Calculation Agent, Paying Agent, Custodian and Securities Intermediary, and JPMorgan Chase Bank, N.A., as administrative Agent (incorporated herein by reference to Exhibit 10.48 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.34.1#
Amendment No. 1 to Base Indenture and to Series 2020-VF1 Indenture Supplement, dated October 28, 2020, between LoanDepot Agency Receivables, Trust, Citibank, N.A, as Indenture Trustee, Calculation Agent, Paying Agent, Custodian and Securities Intermediary, Trust, loanDepot.com, LLC and JPMorgan Chase bank, N.A. (incorporated herein by reference to Exhibit 10.48.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.35
Series 2020-VF1 Indenture Supplement to Indenture, dated September 24, 2020, by and between LoanDepot Agency Receivables Trust, loanDepot.com LLC and JPMorgan Chase bank, N.A. (incorporated herein by reference to Exhibit 10.49 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.35.1
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

10.35.2
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

10.36#
Master Repurchase Agreement and Securities Contract, dated September 23, 2021, by and among Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and loanDepot.com, LLC a Delaware limited liability company (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021).

10.36.1#
Amendment 1 dated October 8, 2021 to Master Repurchase Agreement and Securities Contract by and between loanDepot.com, LLC and Bank of Montreal (incorporated herein by reference to Exhibit 10.51.1 to the Company’s Annual Report on Form 10-K filed on March 18, 2022).

10.36.2#
Amendment 2 dated May 5, 2022 to Master Repurchase Agreement and Securities Contract by and between loanDepot.com, LLC and Bank of Montreal (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.36.3#
Amendment Number 3 dated September 19, 2022, to Master Repurchase Agreement and Securities Contract between Bank of Montreal and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.36.4#
Amendment No. 4 dated November 7, 2022, to Master Repurchase Agreement and Securities Contract between Bank of Montreal and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

Exhibit No.	Description
10.37#
Amended and Restated Master Repurchase Agreement, dated as of November 15, 2021, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as a buyer, Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 19, 2021).

10.37.1*#
First Amendment dated February 17, 2022, to Amended and Restated Master Repurchase Agreement and Amended and Restated Pricing Letter, dated as of November 15, 2021, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as a buyer, Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller.

10.37.2#
Second Amendment dated June 30, 2022, to Amended and Restated Master Repurchase Agreement, dated as of June 30, 2022, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as a buyer, Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022).

10.37.3#
Third Amendment dated August 12, 2022, to Amended and Restated Master Purchase Agreement, dated as of November 15, 2021, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as a buyer, Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller (incorporated herein by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.37.4#
Fourth Amendment dated September 28, 2022, to Amended and Restated Master Purchase Agreement, dated as of November 15, 2021, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as a buyer, Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller (incorporated herein by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.37.5#
Fifth Amendment dated November 8, 2022, to Amended and Restated Master Purchase Agreement, dated as of November 15, 2021, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as a buyer, Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller (incorporated herein by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.37.6#
Sixth Amendment, dated December 30, 2022, to the Amended and Restated Master Repurchase Agreement and Amended and Restated Pricing Letter, each dated as of November 15, 2021, by and among loanDepot.com, LLC, TIAA, FSB, formerly known as EverBank, and Signature Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2023).

10.38#
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

10.38.1
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

10.38.2#
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

10.38.3#
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

10.38.4#
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
10.38.5#
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

10.38.6#
Amendment No. 2 to the Second Amended and Restated Master Repurchase Agreement dated as of August 31, 2022, by and among loanDepot.com, LLC, as seller, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and Credit Suisse AG, Cayman Islands Branch, as buyer (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 7, 2022).

10.39#
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

10.39.1#
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

10.39.2#
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

10.39.3#
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

10.39.4#
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

10.39.5#
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

10.39.6#
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

10.39.7#
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
10.39#
Second Amended and Restated GMSR Participation Agreement, dated as of November 15, 2021, by and between loanDepot.com, LLC, as the Company, and loanDepot.com, LLC, as the Initial Participant (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed November 19, 2021).

10.40#
Credit and Security Agreement, dated as of December 22, 2021, among loanDepot.com, LLC, as borrower, Signature Bank, as administrative agent, and Signature Bank and the Lenders, as lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 28, 2021).

10.40.1
Amendment Number 1 to the Credit and Security Agreement, dated as of December 20, 2022, among loanDepot.com, LLC, as borrower, Signature Bank, as administrative agent and Signature Bank and the Lenders, as lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 28, 2022).

10.41#
Credit Agreement, dated as of January 28, 2022, by and among loanDepot.com, LLC, as borrower, Goldman Sachs Bank USA, as Administrative Agent for the financial institutions that may from time to time become parties as Lenders, and the Lenders, as defined in the agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 3, 2022).

10.42+	2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 on February 16, 2021).
10.43+	First Amendment to the 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 on May 20, 2022).
10.44+	Form of Restricted Stock Unit Award Agreement under 2021 Omnibus Incentive Plan
10.45*+	Form of Performance Share Unit Award Agreement under 2021 Omnibus Incentive Plan
10.46*+	Form of Nonqualified Stock Option Agreement under 2021 Omnibus Incentive Plan
10.47
Amended and Restated Stockholders Agreement, dated April 21, 2022, by and among loanDepot, Inc., Parthenon Investors III, L.P., PCap Associates, Parthenon Capital Partners Fund, L.P., Parthenon Investors IV, L.P., Parthenon Capital Partners Fund II, L.P. PCP Managers, L.P., The JLSSAA, Trust established September 4, 2014, JLSA, LLC, Trilogy Mortgage Holdings, Inc., Trilogy Management Investors Six, LLC, Trilogy Management Investors Seven, LLC and Trilogy Management Investors Eight, LLC (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.48+	2022 Inducement Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 26, 2022).
10.49+	Form of Restricted Stock Unit Agreement to loanDepot 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).
10.50+	Form of Performance Stock Unit Agreement to loanDepot 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).
10.51+	Form of Option Agreement to loanDepot 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).
10.52+	loanDepot, Inc. 2022 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 on May 20, 2022).
21.1*	List of Subsidiaries of loanDepot, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	XBRL Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* filed herewith
# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
+ Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 15, 2023.

LOANDEPOT, INC.

By:	/s/ Frank Martell
Name:	Frank Martell
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of March 15, 2023.

Signature	Title

/s/ Frank Martell	Chief Executive Officer
Frank Martell	(Principal Executive Officer)

/s/ Patrick Flanagan	Chief Financial Officer
Patrick Flanagan	(Principal Financial Officer)

/s/ Nicole Carrillo	Chief Accounting Officer
Nicole Carrillo	(Principal Accounting Officer)

/s/ Anthony Hsieh	Director
Anthony Hsieh

/s/ John C. Dorman	Director
John C. Dorman

/s/ Dawn Lepore	Director
Dawn Lepore

/s/ Brian P. Golson	Director
Brian P. Golson

/s/ Andrew C. Dodson	Director
Andrew C. Dodson

/s/ Pamela Hughes Patenaude	Director
Pamela Hughes Patenaude

/s/ John Lee	Director
John Lee