Form 10-Q
period 2023-03-31
loanDepot, Inc.
filed 2023-05-11
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File Number: 001-40003

loanDepot, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			85-3948939
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6561 Irvine Center Drive,	Irvine,	California	92618
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (888) 337-6888
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 per value per share	LDI	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2023, 76,789,232 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 144,080,314 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

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

Important factors that could cause actual results to differ materially from our expectations are included in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A "Risk Factors" in this report as well as Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$798,119	$863,956
Restricted cash	90,084	116,545
Accounts receivable, net	99,381	145,279
Loans held for sale, at fair value (includes $506,808 and $497,574 pledged to creditors in securitization trusts at March 31, 2023 and December 31, 2022, respectively)	2,039,367	2,373,427
Derivative assets, at fair value	84,624	39,411
Servicing rights, at fair value (includes $553,236 and $544,729 pledged to creditors in securitization trusts at March 31, 2023 and December 31, 2022, respectively)	2,028,788	2,037,447
Trading securities, at fair value	95,561	94,243
Property and equipment, net	88,877	92,889
Operating lease right-of-use assets	35,362	35,668
Prepaid expenses and other assets	139,904	155,982
Loans eligible for repurchase	672,458	634,677
Investments in joint ventures	18,266	20,410
Total assets	$6,190,791	$6,609,934
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$1,830,319	$2,146,602
Accounts payable, accrued expenses and other liabilities	449,641	488,696
Derivative liabilities, at fair value	35,662	67,492
Liability for loans eligible for repurchase	672,458	634,677
Operating lease liability	57,837	61,675
Debt obligations, net	2,303,712	2,289,319
Total liabilities	5,349,629	5,688,461
Commitments and contingencies (Note 14)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 77,170,094 and 74,277,152 issued at March 31, 2023 and December 31, 2022, respectively	$77	$74
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at March 31, 2023 and December 31, 2022, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 144,983,025 and 145,693,119 issued at March 31, 2023 and December 31, 2022, respectively	145	146
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at March 31, 2023 and December 31, 2022, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at March 31, 2023 and December 31, 2022, respectively	—	—
Treasury stock at cost, 2,068,924 and 1,780,141 shares at March 31, 2023 and December 31, 2022, respectively	(13,853)	(13,282)
Additional paid-in capital	802,251	788,601
Retained deficit	(384,843)	(342,137)
Noncontrolling interest	437,288	487,974
Total equity	841,162	921,473
Total liabilities and equity	$6,190,791	$6,609,934
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Interest income	$27,958	$52,965
Interest expense	(26,760)	(39,889)
Net interest income	1,198	13,076

Gain on origination and sale of loans, net	108,152	363,131
Origination income, net	12,016	59,073
Servicing fee income	118,961	111,059
Change in fair value of servicing rights, net	(52,806)	(68,383)
Other income	20,380	25,355
Total net revenues	207,901	503,311

EXPENSES:
Personnel expense	141,027	345,993
Marketing and advertising expense	35,914	101,513
Direct origination expense	17,378	53,157
General and administrative expense	56,134	49,748
Occupancy expense	6,081	9,396
Depreciation and amortization	10,026	10,545
Servicing expense	4,834	21,511
Other interest expense	43,090	14,393
Total expenses	314,484	606,256

Loss before income taxes	(106,583)	(102,945)
Income tax benefit	(14,862)	(11,627)
Net loss	(91,721)	(91,318)
Net loss attributable to noncontrolling interests	(48,814)	(56,577)
Net loss attributable to loanDepot, Inc.	$(42,907)	$(34,741)

Loss per share:
Basic	$(0.25)	$(0.25)
Diluted	$(0.25)	$(0.25)

Weighted average shares outstanding:
Basic	170,809,818	139,007,890
Diluted	170,809,818	139,007,890

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock outstanding			Common stock $			Treasury Shares	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2021	36,466,936	172,729,168	100,822,084	$38	$173	$101	$(12,852)	$565,073	$(28,976)	$1,105,803	$1,629,360
Deferred taxes and other tax adjustments associated with the Reorganization and IPO	—	—	—	—	—	—	—	681	—	—	681
Net issuance of common shares under stock based compensation plans	7,133,482	(2,038,280)	(3,795,413)	7	(2)	(4)	(163)	89,479	—	(89,479)	(162)
Dividends to Class A and Class D shareholders ($0.08 per share)	—	—	—	—	—	—	—	—	(5,310)	(6,442)	(11,752)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(6,338)	(7,665)	(14,003)
Stock-based compensation	—	—	—	—	—	—	—	1,034	—	1,275	2,309
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(1,786)	(2,160)	(3,946)
Net loss	—	—	—	—	—	—	—	—	(34,741)	(56,577)	(91,318)
Balance at March 31, 2022	43,600,418	170,690,888	97,026,671	$45	$171	$97	$(13,015)	$656,267	$(77,151)	$944,755	$1,511,169

Balance at December 31, 2022	72,497,011	145,693,119	97,026,671	$74	$146	$97	$(13,282)	$788,601	$(342,137)	$487,974	$921,473
Deferred taxes and other tax adjustments related to conversions and exchanges	—	—	—	—	—	—	—	5,181	—	—	5,181
Net issuance of common stock under stock-based compensation plans	2,604,159	(710,094)	—	3	(1)	—	(571)	5,265	—	(4,767)	(71)
Forfeiture of accrued dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	9	12	21
Stock-based compensation	—	—	—	—	—	—	—	3,204		2,722	5,926
Refund of tax distributions, net	—	—	—	—	—	—	—	—	192	161	353
Net loss	—	—	—	—	—	—	—	—	(42,907)	(48,814)	(91,721)
Balance at March 31, 2023	75,101,170	144,983,025	97,026,671	$77	$145	$97	$(13,853)	$802,251	$(384,843)	$437,288	$841,162

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,721)	$(91,318)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization expense	10,026	10,545
Amortization of operating lease right-of-use asset	3,386	5,597
Amortization of debt issuance costs	1,855	4,195
Gain on origination and sale of loans	(43,016)	(442,771)
Gain on sale of servicing rights	(191)	(20,134)
Fair value change in trading securities	(2,486)	7,592
Provision for loss obligation on sold loans and servicing rights	9,725	23,347
Decrease in provision for deferred income taxes	(14,874)	(14,269)
Fair value change in derivative assets	(25,763)	(63,176)
Fair value change in derivative liabilities	(31,830)	75,569
Premium paid on derivatives	(19,450)	(93,256)
Fair value change in loans held for sale	(38,751)	225,137
Fair value change in servicing rights	56,025	(121,874)
Stock-based compensation expense	5,926	2,309
Originations of loans	(4,891,247)	(21,373,625)
Proceeds from sales of loans	5,366,139	22,948,300
Proceeds from principal payments	15,097	60,287
Payments to investors for loan repurchases	(148,589)	(141,146)
Gain on extinguishment of debt	—	(10,528)
Disbursements from joint ventures	3,919	922
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	41,172	156,736
Net cash provided by operating activities	205,352	1,148,439

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,275)	(14,295)
Proceeds from sale of servicing rights	12,029	303,777
Cash flows received on trading securities	1,168	1,894
Investments in joint ventures	—	(350)
Net cash flows provided by investing activities	6,922	291,026

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$4,566,739	$24,542,427
Repayment of borrowings on warehouse and other lines of credit	(4,883,022)	(26,192,719)
Proceeds from debt obligations	19,067	1,131,952
Payments on debt obligations	(6,108)	(800,092)
Payments of debt issuance costs	(14)	(3,402)
Treasury stock purchased to net settle and withhold taxes on vested shares	(570)	(162)
Dividends and shareholder distributions	(664)	(30,230)
Net cash used in financing activities	(304,572)	(1,352,226)

Net change in cash and cash equivalents and restricted cash	(92,298)	87,239
Cash and cash equivalents and restricted cash at beginning of the period	980,501	620,596
Cash and cash equivalents and restricted cash at end of the period	$888,203	$707,835

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$57,822	$51,080
Income taxes	(3,474)	5,858

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$2,734	$2,768
Trading securities retained in securitizations	—	30,076

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

Nature of Operations

loanDepot, Inc. was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings Group LLC (“LD Holdings”) and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” loanDepot, Inc. is a holding company and its sole material asset is its equity interest in LD Holdings. As of March 31, 2023 the consolidated subsidiaries of LD Holdings included loanDepot.com, LLC, (“LDLLC”), Artemis Management LLC (“ART”), LD Settlement Services, LLC (“LDSS”), mello Holdings, LLC (“Mello”), and mello Credit Strategies LLC (“MCS”).

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

Summary of Significant Accounting Policies

Our accounting policies are described below and in Note 1- Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2022 Form 10-K.

Consolidation and Basis of Presentation

The Company's consolidated financial statements are prepared in accordance with GAAP as codified in the FASB’s Accounting Standards Codification (“ASC” or the “Codification”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

loanDepot, Inc. is a holding company, its sole material asset is its equity interest in LD Holdings and as the sole managing member of LD Holdings, loanDepot, Inc. indirectly operates and controls all of LD Holdings’ business and affairs. LD Holdings is also a holding company and has no material assets other than its equity interests in its direct subsidiaries consisting of a 99.99% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, Mello, and MCS. The financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc., and the consolidated net earnings or loss are allocated to noncontrolling interest to reflect the entitlement of certain members that still hold Class A holdings units (“Holdco Units”) and Class C common stock, (“Continuing LLC Members”) as of the periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management has made significant estimates in certain areas, including determining the fair value of loans held for sale, servicing rights, derivative assets and derivative liabilities, trading securities, awards granted under the incentive equity plan, determining the loan loss obligation on sold loans and MSRs. Actual results could differ from those estimates.

Concentration of Risk

The Company has concentrated its credit risk for cash by maintaining deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 17% of total loan originations for the three months ended March 31, 2023.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 11%, 29%, and 33% of the Company’s loan sales for the three months ended March 31, 2023. No other investors accounted for more than 5% of the loan sales for the three months ended March 31, 2023.

The Company funds loans through warehouse and other lines of credit. As of March 31, 2023, 17% and 12% of the Company's warehouse lines were payable to two separate lenders.

NOTE 2 – FAIR VALUE

The Company's consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. Refer to Note 1 - Description of Business, Presentation and Summary of Significant Accounting Policies in the 2022 Form 10-K for information on the fair value hierarchy, valuation methodologies, and key inputs used to measure financial assets and liabilities recorded at fair value, as well as methods and assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	March 31, 2023
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$798,119	$798,119	$—	$—
Restricted cash	90,084	90,084	—	—
Loans held for sale, at fair value	2,039,367	—	2,039,367	—
Derivative assets, at fair value	84,624	10,008	13,597	61,019
Servicing rights, at fair value	2,028,788	—	—	2,028,788
Trading securities, at fair value	95,561	—	95,561	—
Loans eligible for repurchase	672,458	—	672,458	—

Liabilities
Warehouse and other lines of credit	$1,830,319	$—	$1,830,319	$—
Derivative liabilities, at fair value	35,662	5,166	28,199	2,297
Servicing rights, at fair value	12,220	—	—	12,220
Debt obligations:
Secured credit facilities	1,111,366	—	1,111,812	—
Term Notes	199,791	—	200,000	—
Senior Notes	992,555	—	554,723	—
Liability for loans eligible for repurchase	672,458	—	672,458	—

	December 31, 2022
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$863,956	$863,956	$—	$—
Restricted cash	116,545	116,545	—	—
Loans held for sale, at fair value	2,373,427	—	2,373,427	—
Derivative assets, at fair value	39,411	—	10,037	29,374
Servicing rights, at fair value	2,037,447	—	—	2,037,447
Trading securities, at fair value	94,243	—	94,243	—
Loans eligible for repurchase	634,677	—	634,677	—

Liabilities
Warehouse and other lines of credit	$2,146,602	$—	$2,146,602	$—
Derivative liabilities, at fair value	67,492	18,226	43,482	5,784
Servicing rights, at fair value	12,311	—	—	12,311
Debt obligations:
Secured credit facilities	1,097,831	—	1,098,853	—
Term Notes	199,666	—	200,000	—
Senior Notes	991,822	—	645,495	—
Liability for loans eligible for repurchase	634,677	—	634,677	—

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,039,367	$—	$2,039,367
Trading securities	—	95,561	—	95,561
Derivative assets:
Interest rate lock commitments	—	—	61,019	61,019
Forward sale contracts	—	10,977	—	10,977
Interest rate swap futures	10,008	—	—	10,008
MBS put options	—	2,620	—	2,620
Servicing rights	—	—	2,028,788	2,028,788
Total assets at fair value	$10,008	$2,148,525	$2,089,807	$4,248,340
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$2,297	$2,297
Forward sale contracts	—	28,199	—	28,199
Put options on treasuries	5,166	—	—	5,166
Servicing rights	—	—	12,220	12,220
Total liabilities at fair value	$5,166	$28,199	$14,517	$47,882

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,373,427	$—	$2,373,427
Trading securities	—	94,243	—	94,243
Derivative assets:
Interest rate lock commitments	—	—	29,374	29,374
Forward sale contracts	—	6,676	—	6,676
MBS put options	—	3,361	—	3,361
Servicing rights	—	—	2,037,447	2,037,447
Total assets at fair value	$—	$2,477,707	$2,066,821	$4,544,528
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$5,784	$5,784
Forward sale contracts	—	43,482	—	43,482
Put options on treasuries	10,831	—	—	10,831
Interest rate swap futures	7,395	—	—	7,395
Servicing rights	—	—	12,311	12,311
Total liabilities at fair value	$18,226	$43,482	$18,095	$79,803

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2023
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$23,590	$2,025,136
Total net gains or losses included in earnings (realized and unrealized)	97,184	3,461
Sales and settlements
Sales		(12,029)
Settlements (1)	(43,664)	—
Transfers of IRLCs to closed loans	(18,388)	—
Balance at end of period	$58,722	$2,016,568
(1)Funded amount for IRLCs.

	Three Months Ended March 31, 2022
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$180,620	$1,999,402
Total net gains or losses included in earnings (realized and unrealized)	142,958	411,768
Sales and settlements
Sales		(332,983)
Settlements (1)	(232,922)	—
Transfers of IRLCs to closed loans	(78,656)	—
Balance at end of period	$12,000	$2,078,187
(1)Funded amount for IRLCs.

The following presents the gains and losses included in earnings relating to the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2023
	IRLCs, net	Servicing Rights, net

Total net gains (losses) included in:
Gain on origination and sale of loans, net	$35,132	$59,295
Change in fair value of servicing rights, net	—	(55,834)
Total	35,132	3,461

Change in unrealized gains (losses) relating to assets and liabilities still held at period end	$58,722	$(37,820)

	Three Months Ended March 31, 2022
	IRLCs, net	Servicing Rights, net

Total net gains (losses) included in:
Gain on origination and sale of loans, net	$(168,620)	$269,760
Change in fair value of servicing rights, net	—	142,008
Total	(168,620)	411,768

Change in unrealized gains relating to assets and liabilities still held at period end	$12,000	$408,140

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	March 31, 2023				December 31, 2022
Unobservable Input	Range of inputs			Weighted Average (2)	Range of inputs			Weighted Average (2)
IRLCs:
Pull-through rate	7.6%	-	99.9%	73.9%	8.4%	-	99.9%	75.3%

Servicing rights
Discount rate(1)	4.9%	-	16.1%	6.4%	5.0%	-	16.1%	6.5%
Prepayment rate(1)	5.7%	-	18.8%	7.6%	5.8%	-	17.6%	7.2%
Cost to service (per loan)	$63	-	$136	$88	$63	-	$138	$87
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of March 31, 2023 or December 31, 2022.

Financial Statement Items Measured at Amortized Cost

Warehouse and other lines of credit - The Company’s warehouse and other lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse and other lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, Term Notes, and Senior Notes. The Company’s secured credit facilities and Term Notes accrue interest at a stated base rate, plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of March 31, 2023 and December 31, 2022. Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 were estimated using the quoted market prices at March 31, 2023. The debt obligations are classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type of loan as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Conforming - fixed	$1,202,885	59%	$1,441,497	59%
Conforming - ARM	22,479	1	52,513	2
Government - fixed	748,674	37	815,921	34
Government - ARM	6,037	—	17,788	1
Other - residential mortgage loans	69,731	3	101,137	4
Consumer loans	1,748	—	1,774	—
Total	2,051,554	100%	2,430,630	100%
Fair value adjustment	(12,187)		(57,203)
Loans held for sale, at fair value	$2,039,367		$2,373,427

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$2,373,427	$8,136,817
Origination and purchase of loans	4,891,247	21,373,625
Sales	(5,382,419)	(22,805,365)
Repurchases	133,458	139,015
Principal payments	(15,097)	(60,287)
Fair value gain (loss)	38,751	(225,137)
Balance at end of period	$2,039,367	$6,558,668

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended March 31,
	2023	2022
Discount on loan sales	$(26,669)	$(236,096)
Servicing rights additions	59,295	269,760
Unrealized gains from derivative assets and liabilities	36,060	158,743
Realized (losses) gains from derivative assets and liabilities	(47,057)	349,040
Discount points, rebates and lender paid costs	57,446	60,067
Fair value gain (loss)	38,751	(225,137)
Provision for loan loss obligation for loans sold	(9,674)	(13,246)
Total gain on origination and sale of loans, net	$108,152	$363,131

The Company had $18.3 million and $24.8 million of loans held for sale on non-accrual status as of March 31, 2023 and December 31, 2022, respectively.

NOTE 4 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	March 31, 2023	December 31, 2022
Conventional	$104,029,019	$104,074,252
Government	37,644,445	37,096,679
Total servicing portfolio	$141,673,464	$141,170,931

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$2,025,136	$1,999,402
Additions	59,295	269,760
Sales proceeds, net	(11,838)	(312,849)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(21,368)	198,996
Due to collection/realization of cash flows	(34,657)	(77,122)
Balance at end of period	$2,016,568	$2,078,187

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Contractual servicing fees	$101,132	$108,826
Late, ancillary and other fees	17,829	2,233
Servicing fee income	$118,961	$111,059

The following is a summary of the components of change in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Changes in fair value:
Due to changes in valuation inputs or assumptions	$(21,368)	$198,996
Due to collection/realization of cash flows	(34,657)	(77,122)
Realized gains on sales of servicing rights, net of provision	140	10,034
Net gain (loss) from derivatives hedging servicing rights	3,079	(200,291)
Changes in fair value of servicing rights, net	$(52,806)	$(68,383)

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	March 31, 2023	December 31, 2022
Fair Value of Servicing Rights, net	$2,016,568	$2,025,136
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(80,524)	(81,431)
Increase 2%	(155,548)	(157,281)
Cost of Servicing:
Increase 10%	(19,333)	(19,017)
Increase 20%	(38,772)	(38,127)
Prepayment Speed:
Increase 10%	(23,181)	(18,863)
Increase 20%	(45,837)	(37,546)

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

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives instruments utilized by the Company primarily include interest rate lock commitments, forward sale contracts, MBS put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1- Description of Business and Summary of Significant Accounting Policies and Note 2- Fair Value for further details on derivatives in the 2022 Form 10-K.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
March 31, 2023:
Interest rate lock commitments	$2,840,324	Derivative asset, at fair value	$61,019
Interest rate lock commitments	318,091	Derivative liabilities, at fair value	—	2,297

Forward sale contracts	341,310	Derivative asset, at fair value	10,977	—
Forward sale contracts	3,165,075	Derivative liabilities, at fair value	—	28,199

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	5,750	Derivative liabilities, at fair value	—	5,166

MBS put options	300,000	Derivative asset, at fair value	2,620	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	607	Derivative asset, at fair value	10,008	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$84,624	$35,662

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2022:
Interest rate lock commitments	$1,591,807	Derivative asset, at fair value	$29,374	$—
Interest rate lock commitments	622,706	Derivative liabilities, at fair value	—	5,784

Forward sale contracts	309,809	Derivative asset, at fair value	6,676	—
Forward sale contracts	2,963,685	Derivative liabilities, at fair value	—	43,482

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	8,050	Derivative liabilities, at fair value	—	10,831

MBS put options	400,000	Derivative asset, at fair value	3,361	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	211	Derivative liabilities, at fair value	—	7,395
		Total derivative financial instruments	$39,411	$67,492

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended March 31,
Derivative instrument	Statements of Operations Location	2023	2022
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$35,132	$(168,620)
Forward sale contracts	Gain on origination and sale of loans, net	(43,136)	664,519
Interest rate swap futures	Gain on origination and sale of loans, net	(60)	(33,682)
Put options	Gain on origination and sale of loans, net	(2,933)	45,566
Forward sale contracts	Change in fair value of servicing rights, net	(2,791)	(74,227)
Interest rate swap futures	Change in fair value of servicing rights, net	1,238	(126,663)
Put options	Change in fair value of servicing rights, net	4,632	599
Total realized and unrealized (losses) gains on derivative financial instruments		$(7,918)	$307,492

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 8 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	March 31, 2023
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$26,662	$(15,685)	$10,977	$—	$—	$10,977
MBS put options	2,620	—	2,620	—	—	2,620
Interest rate swap futures	10,008	—	10,008	—	—	10,008
Total assets	$39,290	$(15,685)	$23,605	$—	$—	$23,605

Liabilities:
Forward sale contracts	$43,884	$(15,685)	$28,199	$—	$(25,904)	$2,295
Put options on treasuries	5,166	—	5,166	—	(5,166)	—
Warehouse and other lines of credit	1,830,319	—	1,830,319	(1,830,319)	—	—
Secured debt obligations (1)	1,311,812	—	1,311,812	(1,311,812)	—	—
Total liabilities	$3,191,181	$(15,685)	$3,175,496	$(3,142,131)	$(31,070)	$2,295
(1)Secured debt obligations as of March 31, 2023 included secured credit facilities and Term Notes.

	December 31, 2022
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$39,386	$(32,710)	$6,676	$—	$—	$6,676
MBS put options	3,361	—	3,361	—	—	3,361
Total assets	$42,747	$(32,710)	$10,037	$—	$—	$10,037

Liabilities:
Forward sale contracts	$76,192	$(32,710)	$43,482	$—	$(36,270)	$7,212
Put options on treasuries	10,831	—	10,831	—	(10,831)	—
Interest rate swap futures	7,395	—	7,395	—	(7,395)	—
Warehouse and other lines of credit	2,146,602	—	2,146,602	(2,146,602)	—	—
Secured debt obligations (1)	1,298,853	—	1,298,853	(1,298,853)	—	—
Total liabilities	$3,539,873	$(32,710)	$3,507,163	$(3,445,455)	$(54,496)	$7,212
(1)Secured debt obligations as of December 31, 2022 included secured credit facilities and Term Notes.

NOTE 7 – VARIABLE INTEREST ENTITIES

The determination of whether the assets and liabilities of the VIEs are consolidated or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement, if any, with the VIE. The Company is deemed the primary beneficiary and therefore consolidates VIEs for which it has both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) benefits, as defined, from the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. The Company did not provide any non-contractual financial support to VIEs for the three months ended March 31, 2023 and year ended December 31, 2022.

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

The Company may sell mortgage loans to investors through private label securitizations which are accounted for either as sales or secured borrowings. The Company may retain economic interests in the securitized and sold assets, which are generally retained in the form of senior or subordinated interests, residual interests, and/or servicing rights. The Company evaluates its interests in each private label securitization for classification as a VIE. The Company accounts for a securitization as a sale when it has relinquished control over the transferred financial assets and does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns. The Company has an option to exercise a cleanup call to purchase the remaining mortgage loans and any trust property when the remaining aggregate principal balance is less than 10% of the initial aggregate principal balance.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s consolidated securitization and SPE VIEs.

	March 31, 2023	December 31, 2022
Assets
Loans held for sale, at fair value	$506,808	$497,574
Restricted cash	3,547	6,735
Servicing rights, at fair value	553,236	544,729
Prepaid expenses and other assets	55,819	54,887
Total	$1,119,410	$1,103,925

Liabilities
Warehouse and other lines of credit	$500,000	$500,000
Debt obligations, net:
MSR Facilities	126,874	116,874
Servicing advance facilities	50,316	48,484
Term notes	199,791	199,666
Total	$876,981	$865,024

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	March 31, 2023
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$95,561	$—	$95,561	$2,285,471
Investments in joint ventures	18,266	—	18,266	18,622
Total	$113,827	$—	$113,827

	December 31, 2022
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$94,243	$—	$94,243	$2,309,739
Investments in joint ventures	20,410	—	20,410	38,682
Total	$114,653	$—	$114,653

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of March 31, 2023, the remaining principal balance of loans transferred to these securitization trusts was $2.3 billion of which $10.6 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $3.8 million for the three months ended March 31, 2023, and $2.0 million for the three months ended March 31, 2022, and is included in other income in the consolidated statements of operations.

NOTE 8 – WAREHOUSE AND OTHER LINES OF CREDIT

At March 31, 2023, the Company was a party to 9 revolving lines of credit with lenders providing $4.1 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at SOFR, or other alternative base rate, plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of March 31, 2023, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.37% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines are scheduled to expire through 2023. As of March 31, 2023 there was one securitization facility with an original three year term scheduled to expire in 2024. All warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of March 31, 2023 and December 31, 2022, the Company had posted a total of $7.8 million and $11.0 million, restricted cash as collateral with our warehouse lenders and securitization facilities of which $4.3 million and $4.3 million were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. As of March 31, 2023, the Company amended certain warehouse lines related to certain profitability covenants, following which the Company was in compliance with those financial covenants.

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

The following table presents information on warehouse and securitization facilities and the outstanding balance as of March 31, 2023 and December 31, 2022:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	March 31, 2023	December 31, 2022
Facility 1(1)	$400,000	$350,000	$750,000	10/26/2023	$212,349	$382,098
Facility 2(2)	—	300,000	300,000	9/25/2023	182,777	236,144
Facility 3(3)	—	300,000	300,000	4/18/2023	214,915	177,900
Facility 4	—	300,000	300,000	12/28/2023	94,960	202,548
Facility 5(2)	—	200,000	200,000	N/A	—	—
Facility 6(2)	100,000	500,000	600,000	9/29/2023	93,942	180,273
Facility 7(4)	400,000	400,000	800,000	5/5/2023	307,683	295,064
Facility 8	—	300,000	300,000	9/21/2023	223,693	172,575
Facility 9(5)	500,000	—	500,000	10/21/2024	500,000	500,000
Total	$1,400,000	$2,650,000	$4,050,000		$1,830,319	$2,146,602
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date.

(2)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(3)In May 2023, this facility was extended to April 2024.
(4)In addition to the outstanding balance secured by mortgage loans, the Company has $126.9 million outstanding to finance servicing rights included within debt obligations in the consolidated balance sheets. In May 2023, this facility was extended to November 2023 and total facility reduced to $600.0 million of which $250.0 million is committed.
(5)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended March 31,
	2023	2022
Maximum outstanding balance during the period	$2,152,855	$7,672,559
Average balance outstanding during the period	1,518,210	6,290,744
Collateral pledged (loans held for sale)	1,909,375	6,431,228
Weighted average interest rate during the period	6.62%	2.01%

NOTE 9 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$974,410	$963,834
Securities financing facilities	86,640	85,513
Servicing advance facilities	50,316	48,484
Total secured credit facilities	1,111,366	1,097,831
Term Notes	199,791	199,666
Total secured debt obligations, net	1,311,157	1,297,497
Unsecured debt obligations, net:
Senior Notes	992,555	991,822
Total debt obligations, net	$2,303,712	$2,289,319

Certain of the Company’s secured debt obligations require us to satisfy financial covenants including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company obtained amendments relating to certain profitability covenants. As a result, the Company was in compliance with all such financial covenants as of March 31, 2023.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In October 2014, the Company entered into a $25.0 million credit facility to finance servicing rights and for other working capital needs and general corporate purposes. The Company has entered into subsequent amendments to increase and decrease the size of the facility and extend the maturity date. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $275.9 million as of March 31, 2023 and accrues interest at a base rate per annum of 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin. As of March 31, 2023, there was $200.0 million outstanding on this facility with a maturity of June 2023. At March 31, 2023, capacity under the facility was $200.0 million. Advances for servicing rights are determined using a borrowing base formula calculated against the fair market value of the pledged servicing rights. In April 2023, capacity under this facility was lowered to $185.0 million.

In December 2021, the Company entered into a credit facility agreement which provides $300.0 million in borrowing capacity, with an option to increase up to $500.0 million upon mutual consent, available to the Company. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $514.4 million as of March 31, 2023. The facility bears interest at SOFR, plus a margin per annum and matures in December 2023. At March 31, 2023, there was $300.0 million outstanding on this facility and $0.4 million in unamortized deferred financing costs.

In January 2022, the Company entered into a credit facility agreement which provides $500.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $627.0 million as of March 31, 2023. The facility bears interest at SOFR, plus a margin per annum and matures in January 2025. At March 31, 2023, there was $348.0 million outstanding on this facility and $0.1 million in unamortized deferred financing costs.

In August 2017, the Company established the GMSR Trust to finance Ginnie Mae mortgage servicing rights owned by the Company through issuance of either variable funding notes or term notes, in each case secured by participation certificates held by the GMSR Trust. As of March 31, 2023, the Company had pledged participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights to the GMSR Trust with a fair value of $553.2 million. At March 31, 2023 the maximum borrowing capacity of the variable funding notes was $200.0 million. The variable funding notes bear interest at SOFR plus a margin per annum and mature in May 2023. As of March 31, 2023, there were $126.9 million in variable funding notes outstanding to finance Ginnie Mae mortgage servicing rights owned by the Company.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. Each of the securities financing facilities has a 90 day term and accrues interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities have an advance rate between 50% and 90% based on classes of the securities and are secured by trading securities which represent our retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of March 31, 2023, the trading securities had a fair value of $95.6 million on the consolidated balance sheets and there were $86.6 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR, plus a margin per annum and mature in September 2023 (unless earlier redeemed in accordance with their terms). At March 31, 2023, there was $20.2 million in 2020-VF1 Notes outstanding.

In November 2021, the Company, through the GMSR Trust issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables with respect to residential mortgage loans serviced on behalf of Ginnie Mae. The variable funding notes bear interest at SOFR plus a margin per annum and mature in May 2023. As of March 31, 2023, there was $30.1 million outstanding on the variable funding notes.

Term Notes

In October 2018, the Company, through the GMSR Trust issued the Series 2018-GT1 Term Notes (“Term Notes”). The Term Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in October 2023 or, if extended pursuant to the terms of the related indenture supplement, October 2025 (unless earlier redeemed in accordance with their terms). At March 31, 2023, there was $200.0 million in Term Notes outstanding and $0.2 million in unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2025 Senior Notes, in whole or in part, at various redemption prices. At March 31, 2023, there was $500.0 million in 2025 Senior Notes outstanding and $4.6 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, the Company may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. During the first quarter of 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. The Company may also redeem the 2028 Senior Notes, in whole or in part, at any time on or after April 1, 2024 at various redemption prices. In addition, subject to certain conditions at any time prior to April 1, 2024, the Company may redeem up to 40% of the principal amount of the 2028 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the 2028 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At March 31, 2023, there was $502.5 million in 2028 Senior Notes outstanding and $5.3 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.80% - 3.50%.

NOTE 10 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $437.3 million and $488.0 million as of March 31, 2023 and December 31, 2022, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	172,127,841	54.28%	169,523,682	53.78%
Continuing LLC Members	144,983,025	45.72%	145,693,119	46.22%
Total	317,110,866	100.00%	315,216,801	100.00%

NOTE 11 – EARNINGS (LOSS) PER SHARE

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
There was no Class B common stock outstanding as of March 31, 2023 or 2022. The following table sets forth the calculation of basic and diluted earnings (loss) per share for Class A common stock and Class D common stock:

	Three Months Ended
	March 31, 2023
	Class A	Class D	Total
Net loss attributable to loanDepot, Inc.	$(18,534)	$(24,373)	$(42,907)
Weighted average shares - basic	73,783,147	97,026,671	170,809,818
Loss per share - basic	$(0.25)	$(0.25)	$(0.25)

Diluted loss per share:
Net loss allocated to common stockholders - diluted	$(18,534)	$(24,373)	$(42,907)
Weighted average shares - diluted	73,783,147	97,026,671	170,809,818
Loss per share - diluted	$(0.25)	$(0.25)	$(0.25)

	Three Months Ended
	March 31, 2022
	Class A	Class D	Total
Net loss attributable to loanDepot, Inc.	$(10,367)	$(24,374)	$(34,741)
Weighted average shares - basic	41,480,725	97,527,165	139,007,890
Loss per share - basic	$(0.25)	$(0.25)	$(0.25)

Diluted loss per share:
Net loss allocated to common stockholders - diluted	$(10,367)	$(24,374)	$(34,741)
Weighted average shares - diluted	41,480,725	97,527,165	139,007,890
Loss per share - diluted	$(0.25)	$(0.25)	$(0.25)

For the three months ended March 31, 2023 and March 31, 2022, 149,210,417 and 181,035,804 shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted loss per share.

For the three months March 31, 2023, 21,470,046 of Class A RSUs, nonqualified stock options, and ESPP shares were determined to be anti-dilutive, and thus excluded from the computation of diluted loss per share. For the three months ended March 31, 2022 and 2,608,518 of Class A RSUs were determined to be anti-dilutive, and thus excluded from the computation of diluted loss per share.

NOTE 12 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure.

As of March 31, 2023 and December 31, 2022, the Company had a deferred tax asset before any valuation allowance of $127.2 million and $70.5 million, respectively, and a deferred tax liability of $230.4 million and $191.6 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of March 31, 2023 and December 31, 2022 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at March 31, 2023 and December 31, 2022 using the combined federal and state rate (less federal benefit) of 27.3%. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2023, the Company had a valuation allowance of deferred tax assets $0.4 million on tax credits that have limited carryforward periods and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for remaining deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $52.1 million and $50.7 million as of March 31, 2023 and December 31, 2022, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA, refer to Note 14- Commitments and Contingencies, for further information on the TRA liability.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

Fees earned, costs incurred, and amounts payable to joint ventures were as follows:

	Three Months Ended March 31,
	2023	2022
Loan processing and administrative services fee income	$4,177	$3,330
Loan origination broker fees expense	26,786	20,129

	March 31, 2023	December 31, 2022
Amounts payable to joint ventures	$(6,549)	$(9,776)

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the three months ended March 31, 2023 or the three months ended March 31, 2022.

NOTE 14– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $3.6 million and $5.1 million at March 31, 2023 and December 31, 2022, respectively.

Legal Proceedings

The Company is a defendant in, or a party to, legal actions and proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. These matters include actions alleging improper lending practices, improper servicing, quiet title actions, improper foreclosure practices, violations of consumer protection laws, etc. and on account of consumer bankruptcies. In many of these actions, the Company may not be the real party of interest (because the Company is not the servicer of the loan or the holder of the note) but it may appear in the pleadings because it is in the chain of title to property over which there may be a dispute. Such matters may be indemnified and managed by the appropriate party, which may be the Company’s subservicer or a former subservicer. In other cases, such as lien avoidance cases brought in bankruptcy, the Company is insured by title insurance, and the case is turned over to the title insurer who tenders the Company’s defense. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.
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

Employment Litigation

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the

Company. On September 21, 2021, Plaintiff filed her complaint led with the Superior Court of the State of California, County of Orange and an amended complaint was filed on December 21, 2021. Following some motion practice, on June 30, 2022, the Company filed its answer and affirmative defenses to the amended complaint. The Company deposed the Plaintiff and anticipates filing its Motion for Summary Judgment, or in the Alternative, Summary Adjudication on or before May 17, 2023. The plaintiff seeks damages in excess of $75 million. The Company believes this lawsuit is without merit continues to vigorously defend against it. Discovery in this matter is still ongoing.

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

Regulatory Requirements

The Company is subject to various capital requirements by the U.S. Department of Housing and Urban Development (“HUD”); lenders of the warehouse lines of credit; and secondary markets investors. Failure to maintain minimum capital requirements could result in the inability to participate in HUD-assisted mortgage insurance programs, to borrow funds from warehouse line lenders or to sell or service mortgage loans. As of March 31, 2023, the Company was in compliance with its selling and servicing capital requirements.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of March 31, 2023 and December 31, 2022 approximated $3.2 billion and $2.2 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 5- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

Loan Loss Obligation for Sold Loans

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company establishes a loan repurchase reserve for losses associated with repurchase loan obligations if the Company breached a representation or warranty given to the loan purchaser. Additionally, the Company’s loan loss obligation for sold loans includes an estimate for losses associated with early payoffs and early payment defaults. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties, and other provisions for the three months ended March 31, 2023.

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$70,797	$29,877
Provision for loan loss obligations	9,674	13,246
Charge-offs	(14,801)	(1,964)
Balance at end of period	$65,670	$41,159

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $0.8 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively.

TRA Liability

The Company recognized a TRA liability of $52.1 million and $50.7 million as of March 31, 2023 and December 31, 2022, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction.

NOTE 15 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

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
•Fannie Mae, Freddie Mac and Ginnie Mae. The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

To the extent that these requirements are not met, the Company may be subject to a variety of regulatory actions which could have a material adverse impact on our results of operations and financial condition. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $132.0 million as of March 31, 2023. The Company was in compliance with the net worth, liquidity and other financial requirements of its selling and servicing requirements as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part I. Item 1 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part II. “Item 1A. Risk Factors” and elsewhere in this Form 10-Q and Part I, Item 1A "Risk Factors" in our 2022 Form 10-K. Capitalized terms used but not otherwise defined herein have the meanings set forth in the our Form 10-K.
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
Current Market Conditions
In March 2023, the Federal Reserve raised the Federal Funds rate by another 0.25 percentage points for a total increase of 4.75 percentage points since the beginning of 2022. The resulting increase in mortgage interest rates has impacted mortgage transaction volumes, which are expected to continue to decline for 2023 relative to 2022. As a result of market conditions, in July 2022 we announced our Vision 2025 plan. The plan’s four primary elements included: 1) Increase focus on purchase transactions while serving increasingly diverse communities across the country; 2) Execute previously announced growth-generating initiatives; 3) Centralize management of loan originations and loan fulfillment to enhance quality and effectiveness; and 4) Aggressively rightsize our cost structure. During the second half of 2022 we consolidated our retail and corporate locations and completed the exit of our wholesale business. During the first quarter of 2023 we completed the transition of our servicing portfolio to our in-house platform lowering our servicing expense, expanded the offerings on our digital HELOC platform, and announced a new partnership with Habitat for Humanity to support the organization's mission to help families build and improve places to call home.

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

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Loan originations by purpose:
Purchase	$3,512,771	$8,030,766
Refinance	1,431,566	13,519,965
Total loan originations	$4,944,337	$21,550,731
Loan originations (units)	16,338	64,951
Licensed loan officers	1,716	3,261
Loans sold:
Servicing retained	$3,277,707	$17,122,716
Servicing released	2,118,874	5,745,322
Total loans sold	$5,396,581	$22,868,038
Loans sold (units)	17,218	68,149
Gain on sale margin	2.43%	1.96%
Pull through weighted gain on sale margin	2.26	2.13
IRLCs	$8,468,435	$29,991,452
IRLCs (units)	27,993	91,020
Pull through weighted lock volume	$5,325,488	$19,800,045
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$141,673,464	$153,385,817
Total servicing portfolio (units)	475,765	496,868
60+ days delinquent ($)	$1,282,432	$1,444,779
60+ days delinquent (%)	0.91%	0.94%
Servicing rights at fair value, net(1)	$2,016,568	$2,078,187
Weighted average servicing fee (2)	0.30%	0.29%
Multiple(2) (3)	5.1	4.9
(1)Amount represents the fair value of servicing rights, net of servicing liabilities, which are included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.
(2)Agency only.
(3)Amounts represent the fair value of servicing rights, net, divided by the weighted average annualized servicing fee.

Results of Operations
The following table sets forth our consolidated financial statement data for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

	Three Months Ended March 31,		Change $	Change %
(Dollars in thousands)	2023	2022
	(Unaudited)
REVENUES:
Net interest income	$1,198	$13,076	$(11,878)	(90.8)%
Gain on origination and sale of loans, net	108,152	363,131	(254,979)	(70.2)
Origination income, net	12,016	59,073	(47,057)	(79.7)
Servicing fee income	118,961	111,059	7,902	7.1
Change in fair value of servicing rights, net	(52,806)	(68,383)	15,577	22.8
Other income	20,380	25,355	(4,975)	(19.6)
Total net revenues	207,901	503,311	(295,410)	(58.7)
EXPENSES:
Personnel expense	141,027	345,993	(204,966)	(59.2)
Marketing and advertising expense	35,914	101,513	(65,599)	(64.6)
Direct origination expense	17,378	53,157	(35,779)	(67.3)
General and administrative expense	56,134	49,748	6,386	12.8
Occupancy expense	6,081	9,396	(3,315)	(35.3)
Depreciation and amortization	10,026	10,545	(519)	(4.9)
Servicing expense	4,834	21,511	(16,677)	(77.5)
Other interest expense	43,090	14,393	28,697	199.4
Total expenses	314,484	606,256	(291,772)	(48.1)
Loss before income taxes	(106,583)	(102,945)	(3,638)	(3.5)
Income tax benefit	(14,862)	(11,627)	(3,235)	(27.8)
Net loss	(91,721)	(91,318)	(403)	(0.4)
Net loss attributable to noncontrolling interests	(48,814)	(56,577)	7,763	13.7
Net loss attributable to loanDepot, Inc.	$(42,907)	$(34,741)	$(8,166)	23.5
The results for the three months ended March 31, 2023 reflect lower volume. The Federal Reserve raised the target federal funds rate seven times in 2022 and two times during the first quarter of 2023 which drove an increase in mortgage interest rates. The $295.4 million decrease in total net revenues reflects a $255.0 million decrease in gain on origination and sale of loans, net and $47.1 million decrease in origination income, net from lower transaction volumes. Total expenses decreased $291.8 million as a result of lower loan origination volumes, cost reduction efforts directed towards personnel, and lower marketing expense.

Revenues
Net Interest Income. Net interest income represents income earned on LHFS offset by interest expense on amounts borrowed under warehouse and other lines of credit to finance such loans until sold. A $4.7 billion decrease in the average balance of LHFS coupled with higher costing warehouse lines drove the decrease in net interest income.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended March 31,		Change $	Change %
(Dollars in thousands)	2023	2022
Discount from loan sales	$(26,669)	$(236,096)	$209,427	88.7%
Servicing rights additions	59,295	269,760	(210,465)	(78.0)
Fair value gains (losses) on IRLC and LHFS	73,884	(393,759)	467,643	118.8
Fair value (losses) gains from Hedging Instruments	(46,130)	676,405	(722,535)	(106.8)
Discount points, rebates and lender paid costs	57,446	60,067	(2,621)	(4.4)
Provision for loan loss obligation for loans sold	(9,674)	(13,246)	3,572	27.0
Total gain on origination and sale of loans, net	$108,152	$363,131	$(254,979)	(70.2)

The decrease in gain on origination and sale of loans, net was primarily driven by a reduction in volume due to higher interest rates and a decrease in fair value gains from Hedging Instruments, partially offset by a decrease in fair value losses on IRLCs.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $47.1 million or 79.7% decrease in origination income was the result of a 77.1% decrease in loan origination volumes.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $7.9 million or 7.1% in servicing income reflects an increase in the weighted average servicing fee, our transition to in-house servicing, and higher ancillary income from the increase in interest rates.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The increase of $15.6 million reflects lower prepayments of $42.5 million due to the increasing rate environment, partially offset by an increase in fair value losses, net of hedge of $17.0 million.
Other Income. Other income includes our pro rata share of net earnings from joint ventures, fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS, the fair value changes in our trading securities, and interest on cash deposits. The decrease of $5.0 million or 19.6% was primarily the result of a decrease of $25.5 million in escrow and title fee income due to decreased mortgage loan settlement activity, partially offset by a decrease in fair value losses on trading securities of $10.1 million, and an $8.4 million increase in income on cash deposits from increasing interest rates.
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The $205.0 million or 59.2% decrease in personnel expense included volume-related declines in commissions of $98.3 million. The remaining decrease of $106.6 million was attributable to lower salaries & benefits from the 51.9% decrease in headcount related to previously announced cost savings initiatives. As of March 31, 2023, we had 4,834 employees compared to 10,054 employees as of March 31, 2022.
Marketing and Advertising Expense. The $65.6 million or 64.6% decrease in marketing expense reflects lower lead aggregators from a decline in the total addressable market and cost savings measures affecting national television campaigns.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $35.8 million or 67.3% decrease in direct origination expense was the result of decreased loan originations during the period.

General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $6.4 million or 12.8% increase in general and administrative expense included $2.6 million of software and subscription charges and $2.6 million in professional and consulting services.
Servicing Expense. In early 2023, we completed the transition of our servicing portfolio to our in-house platform. The decrease of $16.7 million or 77.5% in servicing expense reflects our shift to in-house servicing.
Other Interest Expense. The $28.7 million or 199.4% increase in other interest expense was the result of a $395.9 million increase in average balances, higher rates on secured credit facilities, and a $10.5 million gain on extinguishment of debt from the repurchase of $97.5 million of the 2028 Senior Notes during the first quarter of 2022.

Balance Sheet Highlights
March 31, 2023 Compared to December 31, 2022
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$798,119	$863,956	(65,837)	(7.6)%
Restricted cash	90,084	116,545	(26,461)	(22.7)
Accounts receivable, net	99,381	145,279	(45,898)	(31.6)
Loans held for sale, at fair value	2,039,367	2,373,427	(334,060)	(14.1)
Derivative assets, at fair value	84,624	39,411	45,213	114.7
Servicing rights, at fair value	2,028,788	2,037,447	(8,659)	(0.4)
Trading securities, at fair value	95,561	94,243	1,318	1.4
Property and equipment, net	88,877	92,889	(4,012)	(4.3)
Operating lease right-of-use assets	35,362	35,668	(306)	(0.9)
Prepaid expenses and other assets	139,904	155,982	(16,078)	(10.3)
Loans eligible for repurchase	672,458	634,677	37,781	6.0
Investments in joint ventures	18,266	20,410	(2,144)	(10.5)
Total assets	$6,190,791	$6,609,934	$(419,143)	(6.3)

LIABILITIES & EQUITY
Warehouse and other lines of credit	$1,830,319	$2,146,602	$(316,283)	(14.7)
Accounts payable, accrued expenses and other liabilities	449,641	488,696	(39,055)	(8.0)
Derivative liabilities, at fair value	35,662	67,492	(31,830)	(47.2)
Liability for loans eligible for repurchase	672,458	634,677	37,781	6.0
Operating lease liability	57,837	61,675	(3,838)	(6.2)
Debt obligations, net	2,303,712	2,289,319	14,393	0.6
Total liabilities	5,349,629	5,688,461	(338,832)	(6.0)
Total equity	841,162	921,473	(80,311)	(8.7)
Total liabilities and equity	$6,190,791	$6,609,934	$(419,143)	(6.3)
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $334.1 million or 14.1% decrease reflects $5.4 billion in loan sales, partially offset by $4.9 billion in loan originations, an increase in the fair value, and loan repurchase activity.

Derivative Assets, at Fair Value. The $45.2 million or 114.7% increase reflects a $31.6 million increase in IRLCs from higher volume and a $13.6 million increase in Hedging Instruments.
Warehouse and Other Lines of Credit. The decrease of $316.3 million or 14.7% was the result of loan sales outpacing originations by $452.2 million during the three months ended March 31, 2023.
Derivative Liabilities, at Fair Value. The decrease of $31.8 million or 47.2% reflects a $28.3 million decrease in Hedging Instrument liabilities and a $3.5 million decrease in IRLCs.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet our current obligations, including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments, warehouse and other lines of credit, secured credit facilities, fund new originations and purchases, meet servicing advance requirements, and make investments as we identify them. We forecast the need to have adequate liquid funds available to operate and grow our business. As of March 31, 2023, unrestricted cash and cash equivalents were $798.1 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $2.1 billion.
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
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of March 31, 2023, approximately 0.1%, or $174.0 million UPB, of our servicing portfolio was in active forbearance.
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
Our primary uses of funds for liquidity have included the following: (i) funding mortgage loans; (ii) funding loan origination costs; (iii) payment of warehouse line haircuts required at loan origination; (iv) payment of interest expense on warehouse and other lines of credit; (v) payment of interest expense under debt obligations; (vi) payment of operating expenses; (vii) repayment of warehouse and other lines of credit; (viii) repayment of debt obligations; (ix) funding of servicing advances; (x) margin calls on warehouse and other lines of credit or Hedging Instruments; (xi) repurchases of loans under representation and warranty breaches; and (xii) costs relating to servicing.
We rely on the secondary mortgage market as a source of long-term capital to support our mortgage lending operations. Approximately 73% of the mortgage loans that we originated during the three months ended March 31, 2023 were sold in the secondary mortgage market to Fannie Mae or Freddie Mac or, in the case of MBS guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA. We also sell loans to many private investors.

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

Warehouse Lines and Debt Obligations
Warehouse lines are discussed in Note 8- Warehouse and Other Lines of Credit and debt obligations are discussed in Note 9- Debt Obligations of the Notes to Consolidated Financial Statements contained in “Part 1. Financial information”
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As a result of net losses during 2022 and in the first quarter of 2023, we were required to amend certain of our warehouse lines or debt obligations or obtain waivers of profitability related to financial covenants in certain of our debt obligations. We expect that we will need to further amend or obtain waivers in order to maintain compliance with such financial covenants. Our lenders are not required to grant any such amendments or waivers and may determine not to do so. As of March 31, 2023, following certain amendments, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
We finance most of our loan originations on a short-term basis using our warehouse and other lines of credit. Under these facilities, we agree to transfer certain loans to our counterparties against the transfer of funds by them, with a simultaneous agreement by the counterparties to transfer the loans back to us at the date loans are sold, or on demand by us, against the transfer of funds from us. We do not recognize these transfers as sales for accounting purposes. During the three months ended March 31, 2023, our loans remained on warehouse lines for an average of 19 days. Our warehouse facilities are generally short-term borrowings with original maturities between one and two years. Our securitization facilities are generally two or three year terms. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales.
As of March 31, 2023, we maintained revolving lines of credit with nine counterparties providing warehouse and securitization facilities with borrowing capacity totaling $4.1 billion of which $1.4 billion was committed. Our $4.1 billion of capacity as of March 31, 2023 was comprised of $3.6 billion with maturities staggered throughout 2023 and $0.5 billion maturing in 2024. As of March 31, 2023, we had $1.8 billion of borrowings outstanding and $2.1 billion of additional availability under our facilities.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut.” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of March 31, 2023, we had a total of $7.8 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $4.3 million was the minimum requirement.
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

Secured debt obligations as of March 31, 2023 included secured credit facilities and Term Notes that totaled $1.3 billion net of $0.7 million of deferred financing costs. Secured credit facilities are secured by Ginnie Mae, Fannie Mae, or Freddie Mac MSRs, certain servicing advance receivables, or trading securities. Term Notes are secured by certain participation certificates relating to Ginnie Mae MSRs.

Unsecured debt obligations as of March 31, 2023 consisted of Senior Notes totaling $1.0 billion net of $9.9 million of deferred financing costs. During the first quarter of 2022, we repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statements of operations.

Dividends and Distributions
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
Contractual Obligations and Commitments
Our estimated contractual obligations as of March 31, 2023 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$1,830,319	$1,330,319	$500,000	$—	$—
Debt obligations (1)
Secured credit facilities	1,111,812	763,830	347,982	—	—
Term Notes	200,000	200,000	—	—	—
Senior Notes	1,002,475	—	500,000	—	502,475
Operating lease obligations (2)	69,489	22,621	30,207	15,006	1,654
Naming and promotional rights agreements	87,069	20,630	37,939	12,000	16,500
Total contractual obligations	$4,301,164	$2,337,400	$1,416,128	$27,006	$520,629

(1)    Amounts exclude deferred financing costs.
(2)    Represents lease obligations for office space under non-cancelable operating lease agreements.
In addition to the above contractual obligations, we also have interest rate lock commitments and forward sale contracts. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above. Refer to Note 5- Derivative Financial Instruments and Hedging Activities and Note 14- Commitments & Contingencies of the Notes to Consolidated Financial Statements contained in Item 1 for further discussion on derivatives and other contractual commitments.
Off-Balance Sheet Arrangements
As of March 31, 2023, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. Our accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2022 Form 10-K. At December 31, 2022, the most critical of these significant accounting policies were policies related to the fair value of loans held for sale, servicing rights, and derivative financial instruments. As of the date of this report, there have been no significant changes to the Company's critical accounting policies or estimates.
When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions.

Non-GAAP Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share, and Adjusted EBITDA (LBITDA). We exclude from each of these non-GAAP financial measures the change in fair value of MSRs and related hedging gains and losses as they add volatility and are not indicative of the Company’s operating performance or results of operation. We also exclude stock-based compensation expense, which is a non-cash expense, gains or losses on extinguishment of debt and disposal of fixed assets, non-cash goodwill impairment, and other impairment charges to intangible assets and operating lease right-of-use assets as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA (LBITDA) includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense)”, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA (LBITDA). Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2023	March 31, 2022
Total net revenue	$207,901	$503,311
Change in fair value of servicing rights net, of hedging gains and losses(1)	18,289	1,295
Adjusted total revenue	$226,190	$504,606
(1)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss attributable to loanDepot, Inc.	$(42,907)	$(34,741)
Net loss from the pro forma conversion of Class C common shares to Class A common shares(1)	(48,814)	(56,577)
Net loss	(91,721)	(91,318)
Adjustments to the benefit for income taxes(2)	13,316	14,710
Tax-effected net loss	(78,405)	(76,608)
Change in fair value of servicing rights, net of hedging gains and losses(3)	18,289	1,295
Stock-based compensation expense	5,926	2,309
Gain on extinguishment of debt	—	(10,528)
Loss on disposal of fixed assets	261	—
Other (recovery) impairment	(345)	—
Tax effect of adjustments(4)	(5,973)	2,140
Adjusted net loss	$(60,247)	$(81,392)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to income tax (benefit) reflect the effective income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended
	March 31, 2023	March 31, 2022
Statutory U.S. federal income tax rate	21.00%	21.00%
State and local income taxes (net of federal benefit)	6.28	5.00
Effective income tax rate	27.28%	26.00%

(3)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.
(4)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items. Reporting periods after June 30, 2022 include the income tax effect of excess tax benefits or deficiencies on vested RSUs.  Prior periods were adjusted to conform to current presentation.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss attributable to loanDepot, Inc.	$(42,907)	$(34,741)
Adjusted net loss	(60,247)	(81,392)
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	170,809,818	139,007,890
Assumed pro forma conversion of weighted average Class C shares to Class A common stock (1)	149,210,417	181,035,804
Adjusted diluted weighted average shares outstanding	320,020,235	320,043,694
Diluted loss per share	$(0.25)	$(0.25)
Adjusted diluted loss per share (2)	N/A	(0.25)
(1)Reflects the assumed pro forma conversion of all outstanding shares of Class C common stock to Class A common stock.
(2)Omitted adjusted diluted loss per share measures that included the impact of the assumed exchange of shares to the extent the exchange was antidilutive.

Reconciliation of Net Income (Loss) to Adjusted EBITDA (LBITDA) (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(91,721)	$(91,318)
Interest expense — non-funding debt(1)	43,090	14,393
Income tax benefit	(14,862)	(11,627)
Depreciation and amortization	10,026	10,545
Change in fair value of servicing rights, net of hedging gains and losses(2)	18,289	1,295
Stock-based compensation expense	5,926	2,309
Loss on disposal of fixed assets	261	—
Other (recovery) impairment	(345)	—
Adjusted LBITDA	$(29,336)	$(74,403)
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at March 31, 2023 was 38 days; and our average holding period of the loan from funding to sale was 26 days for the three months ended March 31, 2023.
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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the three months ended March 31, 2023 and 2022, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we and certain of our subsidiaries are involved in various lawsuits in state or federal courts regarding violations of state or federal statutes, regulations or common law related to matters arising out of the ordinary course of business. For a further discussion of our material legal proceedings, see Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 1 Financial Statements.” Additionally, below we have described certain other significant legal proceedings.

Securities Class Action Litigation

Beginning in September 2021, two putative class action lawsuits were filed in the United States District Court for the Central District of California asserting claims under the U.S. securities laws against the Company, certain of its directors, and certain of its officers regarding certain disclosures made in connection with the Company’s IPO. The two actions were consolidated in May 2022. A consolidated amended complaint was filed in June 2022, which, in addition to challenging disclosures made in connection with the IPO, alleges that certain disclosures made after the IPO were false and/or misleading. The Company’s motion to dismiss was filed on August 24, 2022. On January 24, 2023, the Court granted, in part, and denied, in part, the Company’s motion to dismiss. The Company’s answer to the consolidated amended complaint was filed on March 3, 2023. The plaintiffs seek unspecified monetary damages. The Company believes this lawsuit is without merit and intends to vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Stockholder Derivative Litigation

Beginning in October 2021, four shareholder derivative complaints were filed in the United States District Court for the Central District of California against certain of the Company’s directors and officers, alleging, among things, that these defendants breached their fiduciary duties by causing the Company to make the disclosures being challenged in the putative securities class action described above and seeking unspecified monetary damages for the

Company and that the Company make certain changes to its corporate governance. These derivative actions subsequently were consolidated into a single action (the “California Action”). The California Action currently is stayed pending resolution of a forthcoming motion for summary judgment in the putative securities class action. Beginning in March 2022, two substantially similar shareholder derivative complaints were filed in the United States District Court for the District of Delaware, and then were consolidated into a single action (the “Delaware Action”). The Delaware Action currently is stayed pending resolution of a forthcoming motion for summary judgment in the putative securities class action. The Company believes these lawsuits are without merit. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Item 1A. Risk Factors

There have been no material changes in the risk factors discussed under Part I. "Item 1A. Risk Factors" of our 2022 Form 10-K filed with the SEC on March 16, 2023.

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

On January 3, 2023, we issued to stockholders 391,186 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On February 1, 2023, we issued to stockholders 613,801 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On March 1, 2023, we issued to stockholders 550,883 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

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
10.1*+
Seventh Amendment dated March 30, 2023, to Amended and Restated Master Repurchase Agreement, dated as of November 15, 2021, by and among TIAA, FSB, formerly known as EverBank, as administrative agent for the Buyers and as buyer, Flagstar Bank, N.A., as purchaser of the rights and obligations hereunder from Signature Bridge Bank, N.A., as successor in interest to Signature Bank, as a buyer, and loanDepot.com LLC, as the seller.

10.2+
Omnibus Assignment, Assumption, and Amendment, dated March 16, 2023, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization LTD., Atlas Securitized Products, L.P., Atlas Securitized Products Investments 3, L.P., Atlas Securitized Products Funding 2, L.P., Nexera Holding LLC, and loanDepot.com, LLC to the Master Repurchase Agreement, dated as of March 10, 2017, the Amended and Restated Pricing Side Letter, dated as of May 21, 2021, the Repo Administration and Allocation Agreement, dated as of March 10, 2017, and the Repurchase Agreement and Pricing Side Letter (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 22, 2023).

10.3+
Joint Omnibus Assignment, Assumption and Amendment No. 3 to the Series 2017-VF1 Repurchase Agreement, Amendment No.2 to the Series 2021-SAVF1 Repurchase Agreement, Amendment No. 1 to the Series 2021-PIAVF1 Repurchase Agreement, Amendment No. 4 to the Series 2017-VF1 Pricing Side Letter, Amendment No.2 to the Series 2021-SAVF1 Pricing Side Letter and the Series 2021-PIAVF1 Pricing Side Letter (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 22, 2023).

10.4
Settlement and Cooperation Agreement, dated as of April 4, 2023, by and among loanDepot, Inc., Anthony Hsieh, The JLSSAA Trust, established September 4, 2014, JLSA, LLC, Trilogy Mortgage Holdings, Inc., Trilogy Management Investors Six, LLC, Trilogy Management Investors Seven, LLC and Trilogy Management Investors Eight, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 5, 2023).

10.5
Settlement Agreement and Release, dated as of April 4, 2023, by and between loanDepot, Inc. and Anthony Hsieh (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 5, 2023).

10.6+
Seventeenth Amendment to Credit and Security Agreement, dated as of April 13, 2023, between loanDepot.com, LLC and NexBank (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 19, 2023).

10.7+
Amendment Number Two to Credit and Security Agreement, dated as of April 13, 2023, between loanDepot.com, LLC and Flagstar Bank, National Association (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 19, 2023).

31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	Inline XBRL Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith
** Furnished herewith
+ Confidential information has been omitted because it is both (i) not material and (ii) is the type of information that the Company treats as private or confidential pursuant to Item 601(b)(10) of Regulation S-K. Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K or constitutes a clearly unwarranted invasion of personal privacy pursuant to Item 601(a)(6) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the staff of the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOANDEPOT, INC.

Dated: May 10, 2023	By:	/s/ Frank Martell
	Name:	Frank Martell
	Title:	President and Chief Executive Officer

Dated: May 10, 2023	By:	/s/ Patrick Flanagan
	Name:	Patrick Flanagan
	Title:	Chief Financial Officer