Form 10-Q
period 2023-06-30
loanDepot, Inc.
filed 2023-08-10
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2023, 78,893,436 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 143,501,547 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

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

Important factors that could cause actual results to differ materially from our expectations are included in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report as well as Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$719,073	$863,956
Restricted cash	61,294	116,545
Accounts receivable, net	68,581	145,279
Loans held for sale, at fair value (includes $501,320 and $497,574 pledged to creditors in securitization trusts at June 30, 2023 and December 31, 2022, respectively)	2,256,551	2,373,427
Derivative assets, at fair value	80,382	39,411
Servicing rights, at fair value (includes $582,748 and $544,729 pledged to creditors in securitization trusts at June 30, 2023 and December 31, 2022, respectively)	2,012,049	2,037,447
Trading securities, at fair value	93,442	94,243
Property and equipment, net	82,677	92,889
Operating lease right-of-use assets	34,040	35,668
Prepaid expenses and other assets	129,675	155,982
Loans eligible for repurchase	647,418	634,677
Investments in joint ventures	18,322	20,410
Total assets	$6,203,504	$6,609,934
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,046,208	$2,146,602
Accounts payable, accrued expenses and other liabilities	407,356	488,696
Derivative liabilities, at fair value	8,790	67,492
Liability for loans eligible for repurchase	647,418	634,677
Operating lease liability	56,552	61,675
Debt obligations, net	2,239,836	2,289,319
Total liabilities	5,406,160	5,688,461
Commitments and contingencies (Note 14)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 80,847,554 and 74,277,152 issued at June 30, 2023 and December 31, 2022, respectively	$81	$74
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at June 30, 2023 and December 31, 2022, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 144,026,439 and 145,693,119 issued at June 30, 2023 and December 31, 2022, respectively	144	146
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at June 30, 2023 and December 31, 2022, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at June 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock at cost, 2,860,164 and 1,780,141 shares at June 30, 2023 and December 31, 2022, respectively	(15,324)	(13,282)
Additional paid-in capital	812,614	788,601
Retained deficit	(408,220)	(342,137)
Noncontrolling interest	407,952	487,974
Total equity	797,344	921,473
Total liabilities and equity	$6,203,504	$6,609,934
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Interest income	$33,060	$62,722	$61,017	$115,687
Interest expense	(30,209)	(39,923)	(56,969)	(79,813)
Net interest income	2,851	22,799	4,048	35,874

Gain on origination and sale of loans, net	154,335	146,562	262,487	509,692
Origination income, net	18,332	39,108	30,349	98,181
Servicing fee income	117,737	117,326	236,699	228,385
Change in fair value of servicing rights, net	(38,474)	(33,507)	(91,280)	(101,890)
Other income	17,052	16,351	37,431	41,707
Total net revenues	271,833	308,639	479,734	811,949

EXPENSES:
Personnel expense	157,799	296,569	298,826	642,563
Marketing and advertising expense	34,712	60,837	70,626	162,350
Direct origination expense	17,224	33,996	34,603	87,153
General and administrative expense	54,817	63,927	110,951	113,675
Occupancy expense	6,099	9,388	12,180	18,784
Depreciation and amortization	10,721	11,323	20,747	21,867
Servicing expense	5,750	10,741	10,583	32,252
Other interest expense	43,026	33,140	86,116	47,533
Goodwill impairment	—	40,736	—	40,736
Total expenses	330,148	560,657	644,632	1,166,913

Loss before income taxes	(58,315)	(252,018)	(164,898)	(354,964)
Income tax benefit	(8,556)	(28,196)	(23,418)	(39,823)
Net loss	(49,759)	(223,822)	(141,480)	(315,141)
Net loss attributable to noncontrolling interests	(26,316)	(122,894)	(75,130)	(179,472)
Net loss attributable to loanDepot, Inc.	$(23,443)	$(100,928)	$(66,350)	$(135,669)

Loss per share:
Basic	$(0.13)	$(0.66)	$(0.38)	$(0.93)
Diluted	$(0.13)	$(0.66)	$(0.38)	$(0.93)

Weighted average shares outstanding:
Basic	173,908,030	153,822,380	172,358,924	146,415,135
Diluted	173,908,030	153,822,380	172,358,924	146,415,135

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Shares	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at March 31, 2022	43,600,418	170,690,888	97,026,671	$45	$171	$97	$(13,015)	$656,267	$(77,151)	$944,755	$1,511,169
Deferred taxes and other tax adjustments associated with the Reorganization and IPO	—	—	—	—	—	—	—	(18,426)	—	—	(18,426)
Net issuance of common stock under stock-based compensation plans	19,992,630	(18,499,494)	—	20	(19)	—	(72)	122,452	—	(122,453)	(72)
Forfeiture of accrued dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	37	45	82
Stock-based compensation	—	—	—	—	—	—	—	2,342	—	2,369	4,711
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(27,193)	(32,586)	(59,779)
Net loss	—	—	—	—	—	—	—	—	(100,928)	(122,894)	(223,822)
Balance at June 30, 2022	63,593,048	152,191,394	97,026,671	$65	$152	$97	$(13,087)	$762,635	$(205,235)	$669,236	$1,213,863

Balance at March 31, 2023	75,101,170	144,983,025	97,026,671	$77	$145	$97	$(13,853)	$802,251	$(384,843)	$437,288	$841,162
Deferred taxes and other tax adjustments related to conversions and exchanges	—	—	—	—	—	—	—	1,485	—	—	1,485
Net issuance of common stock under stock-based compensation plans	2,886,220	(956,586)	—	4	(1)	—	(1,471)	5,733	—	(5,736)	(1,471)
Forfeiture of accrued dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	119	151	270
Stock-based compensation	—	—	—	—	—	—	—	3,145	—	2,608	5,753
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(53)	(43)	(96)
Net loss	—	—	—	—	—	—	—	—	(23,443)	(26,316)	(49,759)
Balance at June 30, 2023	77,987,390	144,026,439	97,026,671	$81	$144	$97	$(15,324)	$812,614	$(408,220)	$407,952	$797,344

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2021	36,466,936	172,729,168	100,822,084	$38	$173	$101	$(12,852)	$565,073	$(28,976)	$1,105,803	$1,629,360
Deferred taxes and other tax adjustments associated with the reorganization and IPO	—	—	—	—	—	—	—	(17,744)	—	—	(17,744)
Net issuance of common stock under stock-based compensation plans	27,126,112	(20,537,774)	(3,795,413)	27	(21)	(4)	(235)	211,930	—	(211,932)	(235)
Dividends to Class A and Class D shareholders ($0.08 per share)	—	—	—	—	—	—	—	—	(5,273)	(6,397)	(11,670)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(6,338)	(7,665)	(14,003)
Stock-based compensation	—	—	—	—	—	—	—	3,376	—	3,645	7,021
Distributions for taxes on behalf of shareholders, net		—	—	—	—	—	—	—	(28,979)	(34,746)	(63,725)
Net loss	—		—	—	—	—	—	—	(135,669)	(179,472)	(315,141)
Balance at June 30, 2022	63,593,048	152,191,394	97,026,671	$65	$152	$97	$(13,087)	$762,635	$(205,235)	$669,236	$1,213,863

Balance at December 31, 2022	72,497,011	145,693,119	97,026,671	$74	$146	$97	$(13,282)	$788,601	$(342,137)	$487,974	$921,473
Deferred taxes and other tax adjustments related to conversions and exchanges	—	—	—	—	—	—	—	6,666	—	—	6,666
Net issuance of common stock under stock-based compensation plans	5,490,379	(1,666,680)	—	7	(2)	—	(2,042)	10,999	—	(10,503)	(1,541)
Forfeiture of accrued dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	129	163	292
Stock-based compensation	—	—	—	—	—	—	—	6,348	—	5,330	11,678
Refund of tax distributions, net	—	—	—	—	—	—	—	—	138	118	256
Net loss	—	—	—	—	—	—	—	—	(66,350)	(75,130)	(141,480)
Balance at June 30, 2023	77,987,390	144,026,439	97,026,671	$81	$144	$97	$(15,324)	$812,614	$(408,220)	$407,952	$797,344
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(141,480)	$(315,141)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation and amortization expense	20,747	21,867
Amortization of operating lease right-of-use asset	6,788	11,272
Amortization of debt issuance costs	3,430	8,067
Gain on origination and sale of loans	(187,050)	(809,990)
Gain on sale of servicing rights	(7,164)	(20,041)
Fair value change in trading securities	(1,671)	13,883
Provision for loss obligation on sold loans and servicing rights	12,152	108,120
Decrease in provision for deferred income taxes	(22,993)	(39,643)
Fair value change in derivative assets	(596)	191,682
Fair value change in derivative liabilities	(58,702)	34,961
Premium paid on derivatives	(40,375)	(150,624)
Fair value change in loans held for sale	(24,430)	174,519
Fair value change in servicing rights	71,505	(154,290)
Stock-based compensation expense	11,679	7,021
Originations of loans	(11,091,542)	(37,142,855)
Proceeds from sales of loans	11,481,093	40,992,588
Proceeds from principal payments	46,785	100,885
Payments to investors for loan repurchases	(273,143)	(376,387)
Gain on extinguishment of debt	(39)	(10,528)
Goodwill impairment	—	40,736
Disbursements from joint ventures	7,396	4,565
Other changes in operating assets and liabilities	55,529	(19,739)
Net cash (used in) provided by operating activities	(132,081)	2,670,928

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,547)	(28,844)
Proceeds from sale of servicing rights	97,193	387,968
Cash flows received on trading securities	2,472	4,109
Investments in joint ventures	—	(350)
Net cash flows provided by investing activities	88,118	362,883

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$10,255,564	$42,522,401
Repayment of borrowings on warehouse and other lines of credit	(10,355,959)	(45,714,257)
Proceeds from debt obligations	197,949	2,099,247
Payments on debt obligations	(249,248)	(1,290,746)
Payments of debt issuance costs	(761)	(4,135)
Treasury stock purchased to net settle and withhold taxes on vested shares	(2,042)	(235)
Dividends and shareholder distributions	(1,674)	(117,107)
Net cash used in financing activities	(156,171)	(2,504,832)

Net change in cash and cash equivalents and restricted cash	(200,134)	528,979
Cash and cash equivalents and restricted cash at beginning of the period	980,501	620,596
Cash and cash equivalents and restricted cash at end of the period	$780,367	$1,149,575

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$162,138	$120,060
Income taxes	(3,525)	24,223

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$5,501	$8,656
Trading securities retained in securitizations	—	50,426

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

Nature of Operations

loanDepot, Inc. was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings Group LLC (“LD Holdings”) and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” loanDepot, Inc. is a holding company and its sole material asset is its equity interest in LD Holdings. As of June 30, 2023, the consolidated subsidiaries of LD Holdings included loanDepot.com, LLC, (“LDLLC”), Artemis Management LLC (“ART”), LD Settlement Services, LLC (“LDSS”), mello Holdings, LLC (“Mello”), and mello Credit Strategies LLC (“MCS”).

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 17% of total loan originations for the six months ended June 30, 2023.

The Company sells mortgage loans to various third-party investors. Four investors accounted for 35%, 28%, 12%, and 6% of the Company’s loan sales for the six months ended June 30, 2023. No other investors accounted for more than 5% of the loan sales for the six months ended June 30, 2023.

The Company funds loans through warehouse and other lines of credit. As of June 30, 2023, 19% and 11% of the Company's warehouse lines were payable to two separate lenders.

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

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	June 30, 2023
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$719,073	$719,073	$—	$—
Restricted cash	61,294	61,294	—	—
Loans held for sale, at fair value	2,256,551	—	2,256,551	—
Derivative assets, at fair value	80,382	4,640	23,142	52,600
Servicing rights, at fair value	2,012,049	—	—	2,012,049
Trading securities, at fair value	93,442	—	93,442	—
Loans eligible for repurchase	647,418	—	647,418	—

Liabilities
Warehouse and other lines of credit	$2,046,208	$—	$2,046,208	$—
Derivative liabilities, at fair value	8,790	4,342	896	3,552
Servicing rights, at fair value	13,287	—	—	13,287
Debt obligations:
Secured credit facilities	1,046,730	—	1,047,614	—
Term Notes	199,916	—	200,000	—
Senior Notes	993,190	—	682,449	—
Liability for loans eligible for repurchase	647,418	—	647,418	—

	December 31, 2022
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$863,956	$863,956	$—	$—
Restricted cash	116,545	116,545	—	—
Loans held for sale, at fair value	2,373,427	—	2,373,427	—
Derivative assets, at fair value	39,411	—	10,037	29,374
Servicing rights, at fair value	2,037,447	—	—	2,037,447
Trading securities, at fair value	94,243	—	94,243	—
Loans eligible for repurchase	634,677	—	634,677	—

Liabilities
Warehouse and other lines of credit	$2,146,602	$—	$2,146,602	$—
Derivative liabilities, at fair value	67,492	18,226	43,482	5,784
Servicing rights, at fair value	12,311	—	—	12,311
Debt obligations:
Secured credit facilities	1,097,831	—	1,098,853	—
Term Notes	199,666	—	200,000	—
Senior Notes	991,822	—	645,495	—
Liability for loans eligible for repurchase	634,677	—	634,677	—

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,256,551	$—	$2,256,551
Trading securities	—	93,442	—	93,442
Derivative assets:
Interest rate lock commitments	—	—	52,600	52,600
Forward sale contracts	—	23,142	—	23,142
Interest rate swap futures	4,640	—	—	4,640
Servicing rights	—	—	2,012,049	2,012,049
Total assets at fair value	$4,640	$2,373,135	$2,064,649	$4,442,424
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$3,552	$3,552
Forward sale contracts	—	896	—	896
Put options on treasuries	4,342	—	—	4,342
Servicing rights	—	—	13,287	13,287
Total liabilities at fair value	$4,342	$896	$16,839	$22,077

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,373,427	$—	$2,373,427
Trading securities	—	94,243	—	94,243
Derivative assets:
Interest rate lock commitments	—	—	29,374	29,374
Forward sale contracts	—	6,676	—	6,676
MBS put options	—	3,361	—	3,361
Servicing rights	—	—	2,037,447	2,037,447
Total assets at fair value	$—	$2,477,707	$2,066,821	$4,544,528
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$5,784	$5,784
Forward sale contracts	—	43,482	—	43,482
Put options on treasuries	10,831	—	—	10,831
Interest rate swap futures	7,395	—	—	7,395
Servicing rights	—	—	12,311	12,311
Total liabilities at fair value	$18,226	$43,482	$18,095	$79,803

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$58,722	$2,016,568	$23,590	$2,025,136
Total net gains or losses included in earnings (realized and unrealized)	102,124	67,358	199,308	70,820
Sales and settlements
Sales	—	(85,164)	—	(97,194)
Settlements (1)	(85,179)	—	(128,843)	—
Transfers of IRLCs to closed loans	(26,619)	—	(45,007)	—
Balance at end of period	$49,048	$1,998,762	$49,048	$1,998,762
(1)Funded amount for IRLCs.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$12,000	$2,078,187	$180,620	$1,999,402
Total net gains or losses included in earnings (realized and unrealized)	114,197	212,777	257,154	624,546
Sales and settlements
Sales	—	(86,371)	—	(419,355)
Settlements (1)	(38,536)	—	(271,458)	—
Transfers of IRLCs to closed loans	(30,056)	—	(108,711)	—
Balance at end of period	$57,605	$2,204,593	$57,605	$2,204,593
(1)Funded amount for IRLCs.

The following presents the gains and losses included in earnings relating to the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net

Total net gains (losses) included in:
Gain on origination and sale of loans, net	$(9,674)	$75,866	$25,458	$135,161
Change in fair value of servicing rights, net	—	(8,508)	—	(64,341)
Total	$(9,674)	$67,358	$25,458	$70,820

Change in unrealized gains (losses) relating to assets and liabilities still held at period end	$49,048	$(53,577)	$49,048	$(44,788)

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	IRLCs, net	Servicing Rights, net	IRLCs	Servicing Rights, net

Total net gains (losses) included in:
Gain on origination and sale of loans, net	$45,605	$180,455	$(123,015)	$450,215
Change in fair value of servicing rights, net	—	32,322	—	174,331
Total	$45,605	$212,777	$(123,015)	$624,546

Change in unrealized gains relating to assets and liabilities still held at period end	$57,605	$215,835	$57,605	$615,444

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	June 30, 2023				December 31, 2022
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	2.0%	-	99.9%	78.1%	8.4%	-	99.9%	75.3%

Servicing rights
Discount rate(2)	4.8%	-	16.4%	6.4%	5.0%	-	16.1%	6.5%
Prepayment rate(2)	5.7%	-	18.5%	7.5%	5.8%	-	17.6%	7.2%
Cost to service (per loan)	$62	-	$135	$89	$63	-	$138	$87
(1)Weighted average inputs are based on the committed amounts for IRLCs and the UPB of the underlying loans for servicing rights.
(2)The Company estimates the fair value of MSRs using an option-adjusted spread (“OAS”) model, which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Company’s prepayment model, and then discounts these cash flows at risk-adjusted rates.

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of June 30, 2023 or December 31, 2022.

Financial Statement Items Measured at Amortized Cost

Warehouse and other lines of credit - The Company’s warehouse and other lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse and other lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, Term Notes, and Senior Notes. The Company’s secured credit facilities and Term Notes accrue interest at a stated base rate, plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of June 30, 2023 and December 31, 2022. Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 were estimated using the quoted market prices at June 30, 2023. The debt obligations are classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type of loan as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
Conforming - fixed	$1,245,676	54%	$1,441,497	59%
Conforming - ARM	20,172	1	52,513	2
Government - fixed	891,887	40	815,921	34
Government - ARM	10,365	—	17,788	1
Other - residential mortgage loans	123,648	5	101,137	4
Consumer loans	1,731	—	1,774	—
Total	2,293,479	100%	2,430,630	100%
Fair value adjustment	(36,928)		(57,203)
Loans held for sale, at fair value	$2,256,551		$2,373,427

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$2,039,367	$6,558,668	$2,373,427	$8,136,817
Origination and purchase of loans	6,200,295	15,769,229	11,091,542	37,142,855
Sales	(6,046,785)	(17,876,229)	(11,429,204)	(40,681,596)
Repurchases	109,683	194,650	243,141	333,666
Principal payments	(31,688)	(40,598)	(46,785)	(100,885)
Fair value (loss) gain	(14,321)	50,618	24,430	(174,519)
Balance at end of period	$2,256,551	$4,656,338	$2,256,551	$4,656,338

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Discount from loan sales	$(16,648)	$(437,194)	$(43,317)	$(673,291)
Servicing rights additions	75,866	180,455	135,161	450,215
Unrealized gains (losses) from derivative assets and liabilities	27,097	(190,545)	63,157	(31,803)
Realized gains (losses) from derivative assets and liabilities	3,703	553,834	(43,354)	902,875
Discount points, rebates and lender paid costs	81,114	71,767	138,560	131,834
Fair value (loss) gain	(14,321)	50,618	24,430	(174,519)
Provision for loan loss obligation for loans sold	(2,476)	(82,373)	(12,150)	(95,619)
Total gain on origination and sale of loans, net	$154,335	$146,562	$262,487	$509,692

The Company had $25.8 million and $24.8 million of loans held for sale on non-accrual status as of June 30, 2023 and December 31, 2022, respectively.

NOTE 4 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	June 30, 2023	December 31, 2022
Conventional	$103,820,875	$104,074,252
Government	38,658,995	37,096,679
Total servicing portfolio	$142,479,870	$141,170,931

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$2,016,568	$2,078,187	$2,025,136	$1,999,402
Additions	75,866	180,455	135,161	450,215
Sales proceeds, net	(78,191)	(86,464)	(90,030)	(399,314)
Changes in fair value:
Due to changes in valuation inputs or assumptions	26,138	98,795	4,771	297,792
Due to collection/realization of cash flows	(41,619)	(66,380)	(76,276)	(143,502)
Balance at end of period	$1,998,762	$2,204,593	$1,998,762	$2,204,593

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual servicing fees	$95,308	$113,824	$196,440	$222,650
Late, ancillary and other fees	22,429	3,502	40,259	5,735
Servicing fee income	$117,737	$117,326	$236,699	$228,385

The following is a summary of the components of change in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Changes in fair value:
Due to changes in valuation inputs or assumptions	$26,138	$98,795	$4,771	$297,792
Due to collection/realization of cash flows	(41,619)	(66,380)	(76,276)	(143,502)
Realized gains (losses) on sales of servicing rights	7,021	(2,493)	7,161	7,540
Net loss from derivatives hedging servicing rights	(30,014)	(63,429)	(26,936)	(263,720)
Changes in fair value of servicing rights, net	$(38,474)	$(33,507)	$(91,280)	$(101,890)

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	June 30, 2023	December 31, 2022
Fair Value of Servicing Rights, net	$1,998,762	$2,025,136
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(77,924)	(81,431)
Increase 2%	(150,990)	(157,281)
Cost of Servicing:
Increase 10%	(19,374)	(19,017)
Increase 20%	(38,845)	(38,127)
Prepayment Speed:
Increase 10%	(19,850)	(18,863)
Increase 20%	(39,278)	(37,546)

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

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments utilized by the Company primarily include interest rate lock commitments, forward sale contracts, MBS put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1- Description of Business and Summary of Significant Accounting Policies and Note 2- Fair Value for further details on derivatives in the 2022 Form 10-K.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
June 30, 2023:
Interest rate lock commitments	$2,788,282	Derivative asset, at fair value	$52,600
Interest rate lock commitments	442,711	Derivative liabilities, at fair value	—	3,552

Forward sale contracts	3,343,849	Derivative asset, at fair value	23,142	—
Forward sale contracts	84,577	Derivative liabilities, at fair value	—	896

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	7,275	Derivative liabilities, at fair value	—	4,342

Interest rate swap futures	2,088	Derivative asset, at fair value	4,640	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$80,382	$8,790

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2022:
Interest rate lock commitments	$1,591,807	Derivative asset, at fair value	$29,374	$—
Interest rate lock commitments	622,706	Derivative liabilities, at fair value	—	5,784

Forward sale contracts	309,809	Derivative asset, at fair value	6,676	—
Forward sale contracts	2,963,685	Derivative liabilities, at fair value	—	43,482

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	8,050	Derivative liabilities, at fair value	—	10,831

MBS put options	400,000	Derivative asset, at fair value	3,361	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	211	Derivative liabilities, at fair value	—	7,395
		Total derivative financial instruments	$39,411	$67,492

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	Statements of Operations Location	2023	2022	2023	2022
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(9,674)	$45,605	$25,458	$(123,015)
Forward sale contracts	Gain on origination and sale of loans, net	44,183	297,939	1,047	962,458
Interest rate swap futures	Gain on origination and sale of loans, net	(6,999)	(50,848)	(7,059)	(84,530)
Put options	Gain on origination and sale of loans, net	3,290	70,593	357	116,159
Forward sale contracts	Change in fair value of servicing rights, net	(5,635)	(23,399)	(8,427)	(97,627)
Interest rate swap futures	Change in fair value of servicing rights, net	(10,012)	(38,916)	(8,773)	(165,579)
Put options	Change in fair value of servicing rights, net	(14,367)	(1,114)	(9,736)	(514)
Total realized and unrealized gains (losses) on derivative financial instruments		$786	$299,860	$(7,133)	$607,352

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 8 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	June 30, 2023
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$32,351	$(9,209)	$23,142	$—	$(13,847)	$9,295
Interest rate swap futures	4,640	—	4,640	—	—	4,640
Total Assets	$36,991	$(9,209)	$27,782	$—	$(13,847)	$13,935

Liabilities:
Forward sale contracts	$10,105	$(9,209)	$896	$—	$—	$896
Put options on treasuries	4,342	—	4,342	—	(4,342)	—
Warehouse and other lines of credit	2,046,208	—	2,046,208	(2,046,208)	—	—
Secured debt obligations (1)	1,247,614	—	1,247,614	(1,247,614)	—	—
Total liabilities	$3,308,269	$(9,209)	$3,299,060	$(3,293,822)	$(4,342)	$896
(1)Secured debt obligations as of June 30, 2023 included secured credit facilities and Term Notes.

	December 31, 2022
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$39,386	$(32,710)	$6,676	$—	$—	$6,676
MBS put options	3,361	—	3,361	—	—	3,361
Total assets	$42,747	$(32,710)	$10,037	$—	$—	$10,037

Liabilities:
Forward sale contracts	$76,192	$(32,710)	$43,482	$—	$(36,270)	$7,212
Put options on treasuries	10,831	—	10,831	—	(10,831)	—
Interest rate swap futures	7,395	—	7,395	—	(7,395)	—
Warehouse and other lines of credit	2,146,602	—	2,146,602	(2,146,602)	—	—
Secured debt obligations (1)	1,298,853	—	1,298,853	(1,298,853)	—	—
Total liabilities	$3,539,873	$(32,710)	$3,507,163	$(3,445,455)	$(54,496)	$7,212
(1)Secured debt obligations as of December 31, 2022 included secured credit facilities and Term Notes.

NOTE 7 – VARIABLE INTEREST ENTITIES

The determination of whether the assets and liabilities of the VIEs are consolidated or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement, if any, with the VIE. The Company is deemed the primary beneficiary and therefore consolidates VIEs for which it has both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) benefits, as defined, from the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. The Company did not provide any non-contractual financial support to VIEs for the six months ended June 30, 2023 and year ended December 31, 2022.

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

The Company sells mortgage loans to investors through private label securitizations, which are accounted for either as sales or secured borrowings. The Company may retain economic interests in the securitized and sold assets, which are generally retained in the form of senior or subordinated interests, residual interests, and/or servicing rights. The Company evaluates its interests in each private label securitization for classification as a VIE. The Company accounts for a securitization as a sale when it has relinquished control over the transferred financial assets and does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns. The Company has an option to exercise a cleanup call to purchase the remaining mortgage loans and any trust property when the remaining aggregate principal balance is less than 10% of the initial aggregate principal balance.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s securitization and SPE VIEs

	June 30, 2023	December 31, 2022
Assets
Loans held for sale, at fair value	$501,320	$497,574
Restricted cash	6,620	6,735
Servicing rights, at fair value	582,748	544,729
Prepaid expenses and other assets	59,727	54,887
Total	$1,150,415	$1,103,925

Liabilities
Warehouse and other lines of credit	$500,000	$500,000
Debt obligations, net:
MSR Facilities	144,374	116,874
Servicing advance facilities	20,070	48,484
Term notes	199,916	199,666
Total	$864,360	$865,024

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	June 30, 2023
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$93,442	$—	$93,442	$2,254,850
Investments in joint ventures	18,322	—	18,322	19,139
Total	$111,764	$—	$111,764

	December 31, 2022
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$94,243	$—	$94,243	$2,309,739
Investments in joint ventures	20,410	—	20,410	38,682
Total	$114,653	$—	$114,653

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of June 30, 2023, the remaining principal balance of loans transferred to these securitization trusts was $2.3 billion of which $10.0 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $5.7 million and $9.5 million for the three and six months ended June 30, 2023, respectively, and $4.2 million and $6.2 million for the three and six months ended June 30, 2022, respectively, and is included in other income in the consolidated statements of operations.

NOTE 8 – WAREHOUSE AND OTHER LINES OF CREDIT

At June 30, 2023, the Company was a party to 9 revolving lines of credit with lenders providing an aggregate $3.9 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at the secured overnight financing rate (“SOFR”), or other alternative base rate, plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of June 30, 2023, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.37% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines are scheduled to expire through 2024. As of June 30, 2023 there was one securitization facility with an original three year term scheduled to expire in 2024. All warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of June 30, 2023 and December 31, 2022, the Company had posted a total of $10.9 million and $11.0 million, restricted cash as collateral with our warehouse lenders and securitization facilities of which $4.3 million and $4.3 million were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of June 30, 2023, the Company amended certain warehouse lines related to certain profitability covenants, following which the Company was in compliance with the covenants under the warehouse lines.

Securitization Facilities

In October 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-3 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-3 Securitization Facility is secured by newly originated, first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-3 Securitization Facility issued $500.0 million in notes that bear interest at SOFR, plus a margin. The 2021-3 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full, and (iii) the date of the occurrence and continuance of an event of default.

The following table presents information on warehouse and securitization facilities and the outstanding balance as of June 30, 2023 and December 31, 2022:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	June 30, 2023	December 31, 2022
Facility 1(1)	$400,000	$350,000	$750,000	10/26/2023	$383,148	$382,098
Facility 2(2)	—	300,000	300,000	9/25/2023	196,350	236,144
Facility 3	—	300,000	300,000	4/16/2024	203,865	177,900
Facility 4	—	300,000	300,000	12/28/2023	180,844	202,548
Facility 5(2)	—	200,000	200,000	N/A	—	—
Facility 6(2)	100,000	500,000	600,000	9/29/2023	219,213	180,273
Facility 7(3)	250,000	350,000	600,000	11/1/2023	154,896	295,064
Facility 8	—	300,000	300,000	9/21/2023	207,892	172,575
Facility 9(4)	500,000	—	500,000	10/21/2024	500,000	500,000
Total	$1,250,000	$2,600,000	$3,850,000		$2,046,208	$2,146,602
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(3)In addition to the outstanding balance secured by mortgage loans, the Company has $144.4 million outstanding to finance servicing rights included within debt obligations in the consolidated balance sheets.
(4)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Maximum outstanding balance during the period	$2,046,208	$6,407,547	$2,152,855	$7,672,559
Average balance outstanding during the period	1,760,606	4,928,772	1,642,477	5,605,996
Collateral pledged (loans held for sale)	2,149,195	4,408,362	2,149,195	4,408,362
Weighted average interest rate during the period	6.99%	2.60%	6.81%	2.27%

NOTE 9 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$941,472	$963,834
Securities financing facilities	85,188	85,513
Servicing advance facilities	20,070	48,484
Total secured credit facilities	1,046,730	1,097,831
Term Notes	199,916	199,666
Total secured debt obligations, net	1,246,646	1,297,497
Unsecured debt obligations, net:
Senior Notes	993,190	991,822
Total debt obligations, net	$2,239,836	$2,289,319

Certain of the Company’s secured debt obligations require us to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company obtained amendments relating to certain profitability covenants. As a result, the Company was in compliance with all such financial covenants as of June 30, 2023.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In October 2014, the Company entered into a $25.0 million credit facility to finance servicing rights and for other working capital needs and general corporate purposes. The facility was secured by Freddie Mac mortgage servicing rights. The facility was not renewed and was paid off in June 2023.

In December 2021, the Company entered into a credit facility agreement. The agreement was amended in June 2023 to provide for $450.0 million in borrowing capacity, with an option to increase up to $600.0 million upon mutual consent, available to the Company. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $728.9 million as of June 30, 2023. The facility bears interest at SOFR, plus a margin per annum and matures in December 2023. At June 30, 2023, there was $450.0 million outstanding on this facility and $0.9 million in unamortized deferred financing costs.

In January 2022, the Company entered into a credit facility agreement which provides $500.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $637.2 million as of June 30, 2023. The facility bears interest at SOFR, plus a margin per annum and matures in January 2025. At June 30, 2023, there was $348.0 million outstanding on this facility and no unamortized deferred financing costs.

In August 2017, the Company established the GMSR Trust to finance Ginnie Mae mortgage servicing rights owned by the Company through issuance of either variable funding notes or term notes, in each case secured by participation certificates held by the GMSR Trust. As of June 30, 2023, the Company had pledged participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights to the GMSR Trust with a fair value of $582.7 million. At June 30, 2023 the maximum borrowing capacity of the variable funding notes was $150.0 million. The variable funding notes bear interest at SOFR plus a margin per annum and mature in November 2023. As of June 30, 2023, there were $144.4 million in variable funding notes outstanding to finance Ginnie Mae mortgage servicing rights owned by the Company.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 50% and 90% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent our retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of June 30, 2023, the trading securities had a fair value of $93.4 million on the consolidated balance sheets and there were $85.2 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR, plus a margin per annum and mature in September 2023 (unless earlier redeemed in accordance with their terms). At June 30, 2023, there was $20.1 million in 2020-VF1 Notes outstanding.

In November 2021, the Company, through the GMSR Trust issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables with respect to residential mortgage loans serviced on behalf of Ginnie Mae. The variable funding notes bear interest at SOFR plus a margin per annum and mature in November 2023. As of June 30, 2023, there was no balance outstanding on the variable funding notes.

Term Notes

In October 2018, the Company, through the GMSR Trust issued the Series 2018-GT1 Term Notes (“Term Notes”). The Term Notes accrue interest at 30-day LIBOR, or other alternative base rate such as SOFR, plus a margin per annum and mature in October 2023 or, if extended pursuant to the terms of the related indenture supplement, October 2025 (unless earlier redeemed in accordance with their terms). At June 30, 2023, there was $200.0 million in Term Notes outstanding and $0.1 million in unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2025 Senior Notes, in whole or in part, at various redemption prices. At June 30, 2023, there was $500.0 million in 2025 Senior Notes outstanding and $4.1 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, the Company may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. During the first quarter of 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par, which resulted in a $10.5 million gain on extinguishment of debt. During the second quarter of 2023, the Company repurchased $0.1 million of 2028 Senior Notes at a purchase price of 60.1% of par, which resulted in a $39,000 gain on extinguishment of debt. Gain on extinguishment of debt is recorded in other interest expense on the consolidated statement of operations. The Company may redeem the 2028 Senior Notes, in whole or in part, at any time on or after April 1, 2024 at various redemption prices. In addition, subject to certain conditions at any time prior to April 1, 2024, the Company may redeem up to 40% of the principal amount of the 2028 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the

2028 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At June 30, 2023, there was $502.4 million in 2028 Senior Notes outstanding and $5.0 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.90% - 3.50%.

NOTE 10 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $408.0 million and $488.0 million as of June 30, 2023 and December 31, 2022, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	175,014,061	54.86%	169,523,682	53.78%
Continuing LLC Members	144,026,439	45.14%	145,693,119	46.22%
Total	319,040,500	100.00%	315,216,801	100.00%

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
There was no Class B common stock outstanding during the six months ended June 30, 2023 and 2022. The following table sets forth the calculation of basic and diluted earnings (loss) per share for Class A common stock and Class D common stock:

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	Class A	Class D	Total	Class A	Class D	Total
Net loss attributable to loanDepot, Inc.	$(10,364)	$(13,079)	$(23,443)	$(29,000)	$(37,350)	$(66,350)
Weighted average shares - basic	76,881,359	97,026,671	173,908,030	75,332,253	97,026,671	172,358,924
Loss per share - basic	$(0.13)	$(0.13)	$(0.13)	$(0.38)	$(0.38)	$(0.38)

Diluted loss per share:
Net loss allocated to common stockholders - diluted	$(10,364)	$(13,079)	$(23,443)	$(29,000)	$(37,350)	$(66,350)
Weighted average shares - diluted	76,881,359	97,026,671	173,908,030	75,332,253	97,026,671	172,358,924
Loss per share - diluted	$(0.13)	$(0.13)	$(0.13)	$(0.38)	$(0.38)	$(0.38)

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	Class A	Class D	Total	Class A	Class D	Total
Net loss attributable to loanDepot, Inc.	$(37,266)	$(63,662)	$(100,928)	$(45,531)	$(90,138)	$(135,669)
Weighted average shares - basic	56,795,709	97,026,671	153,822,380	49,138,217	97,276,918	146,415,135
Loss per share - basic	$(0.66)	$(0.66)	$(0.66)	$(0.93)	$(0.93)	$(0.93)

Diluted loss per share:
Net loss allocated to common stockholders - diluted	$(37,266)	$(63,662)	$(100,928)	$(45,531)	$(90,138)	$(135,669)
Weighted average shares - diluted	56,795,709	97,026,671	153,822,380	49,138,217	97,276,918	146,415,135
Loss per share - diluted	$(0.66)	$(0.66)	$(0.66)	$(0.93)	$(0.93)	$(0.93)

For the three and six months ended June 30, 2023, 148,597,745 and 149,535,576, respectively, of shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted loss per share.

For the three and six months ended June 30, 2023, 19,795,712 and 20,902,847, respectively, of Class A RSUs, nonqualified stock options, and ESPP shares were determined to be anti-dilutive, and thus excluded from the computation of diluted loss per share.

For the three and six months ended June 30, 2022, 165,281,304 and 173,245,208, respectively, of shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted loss per share.

For the three and six months ended June 30, 2022, 14,221,221 and 11,914,870, respectively, of Class A RSUs and nonqualified stock options were determined to be anti-dilutive, and thus excluded from the computation of diluted loss per share.

NOTE 12 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure.

As of June 30, 2023 and December 31, 2022, the Company had a deferred tax asset before any valuation allowance of $101.1 million and $70.5 million, respectively, and a deferred tax liability of $193.2 million and $191.6 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of June 30, 2023 and December 31, 2022 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at June 30, 2023 and December 31, 2022 using the combined federal and state rate (less federal benefit) of 26.8%. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2023, the Company had a valuation allowance of deferred tax assets $0.3 million on tax credits that have limited carryforward periods and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for remaining deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $53.7 million and $50.7 million as of June 30, 2023 and December 31, 2022, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA, refer to Note 14- Commitments and Contingencies, for further information on the TRA liability.

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

Fees earned, costs incurred, and amounts payable to or receivable from joint ventures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loan processing and administrative services fee income	$5,217	$4,548	$9,394	$7,878
Loan origination broker fees expense	$33,596	$29,797	$60,382	$49,926

	June 30, 2023	December 31, 2022
Amounts payable from joint ventures	$(6,343)	$(9,776)

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the six months ended June 30, 2023 or June 30, 2022.

NOTE 14– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $6.0 million and $5.1 million at June 30, 2023 and December 31, 2022, respectively.

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

The ultimate outcome of legal proceedings is uncertain, and the amount of any future potential loss is not considered probable or estimable. The Company expects to incur defense costs and other expenses in connection with any such legal proceedings. If the final resolution of any legal proceedings is unfavorable, it could have a material adverse effect on the Company’s business and financial condition.

Based on the Company’s current understanding of pending legal actions and proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, unfavorable resolutions could affect the Company’s consolidated financial position, results of operations or cash flows for the years in which they are resolved.

Employment Litigation

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. On September 21, 2021, Plaintiff filed her complaint with the Superior Court of the State of California, County of Orange and an amended complaint was filed on December 21, 2021. Following some motion practice, on June 30, 2022, the Company filed its answer and affirmative defenses to the amended complaint. The Company deposed the Plaintiff and anticipates filing its Motion for Summary Judgment, or in the alternative, Summary Adjudication on or before November 15, 2023. The Plaintiff seeks damages in excess of $75 million. While the Company’s management does not believe these allegations have merit, defending such allegations has resulted in and will likely continue to result in substantial costs and a diversion of management’s attention and resources. Because the Company believes this lawsuit is without merit it continues to vigorously defend against it. Discovery in this matter is still ongoing.

Regulatory Requirements

The Company is subject to various capital requirements by the U.S. Department of Housing and Urban Development (“HUD”); lenders of the warehouse lines of credit; and secondary markets investors. Failure to maintain minimum capital requirements could result in the inability to participate in HUD-assisted mortgage insurance programs, to borrow funds from warehouse line lenders or to sell or service mortgage loans. As of June 30, 2023, the Company was in compliance with its selling and servicing capital requirements.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of June 30, 2023 and December 31, 2022 approximated $3.2 billion and $2.2 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 5- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

Loan Loss Obligation for Sold Loans

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company establishes a loan repurchase reserve for losses associated with repurchase loan obligations if the Company breached a representation or warranty given to the loan purchaser. Additionally, the Company’s loan loss obligation for sold loans includes an estimate for losses associated with early payoffs and early payment defaults. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties, and other provisions for the three and six months ended June 30, 2023 and 2022.

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$65,670	$41,159	$70,797	$29,877
Provision for loan loss obligations	2,476	82,373	12,150	95,619
Charge-offs	(14,679)	(37,659)	(29,480)	(39,623)
Balance at end of period	$53,467	$85,873	$53,467	$85,873

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $0.5 million and $1.1 million as of June 30, 2023 and December 31, 2022, respectively

TRA Liability

As part of the IPO and reorganization, the Company entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $53.7 million and $50.7 million as of June 30, 2023 and December 31, 2022, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc.

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
•Fannie Mae, Freddie Mac and Ginnie Mae. The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

To the extent that these requirements are not met, the Company may be subject to a variety of regulatory actions which could have a material adverse impact on our results of operations and financial condition. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $146.4 million as of June 30, 2023. The Company was in compliance with the net worth, liquidity and other financial requirements of its selling and servicing requirements as of June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part I. Item 1 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part I, Item 1A "Risk Factors" and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. Capitalized terms used but not otherwise defined herein have the meanings set forth in the our Form 10-K.
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
Key Factors Influencing Our Results of Operations
Market and Economic Environment
The consumer lending market and the associated loan origination volumes for mortgage loans are influenced by economic conditions. While borrower demand for consumer credit has typically remained strong in most economic environments, general market conditions, including the interest rate environment, unemployment rates, home price appreciation and consumer confidence may affect borrower willingness to seek financing and investor desire and ability to invest in loans. For example, a significant interest rate increase or rise in unemployment could cause potential borrowers to defer seeking financing as they wait for interest rates to stabilize or the general economic environment to improve. Additionally, if the economy weakens and actual or expected default rates increase, loan investors may postpone or reduce their investments in loan products.
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
Increases in interest rates may affect affordability and the ability for potential home buyers to qualify for a mortgage loan. As interest rates increase, rate and term refinancings become less attractive to consumers. However, rising interest rates during periods of inflationary pressures can make real assets, including real estate, an attractive investment. Demand for real estate may result in ongoing support for purchase mortgages and home price appreciation creating borrower equity that could result in opportunities for cash-out refinancings or home equity loans.
Interest Rates
Our mortgage loan refinancing volumes (and to a lesser degree, our purchase volumes), balance sheets, and results of operations are influenced by changes in interest rates and how we effectively manage the related interest rate risk. The majority of our assets are subject to interest rate risk, including LHFS, IRLCs, servicing rights and mandatory trades, forward sales contracts, interest rate swap futures and put options. We refer to such mandatory trades, forward sales contracts, interest rate swap futures and put options collectively as “Hedging Instruments.” As interest rates increase, our LHFS and IRLCs generally decrease in value while our Hedging Instruments utilized to hedge against interest rate risk typically increase in value. Rising interest rates cause our expected mortgage loan servicing revenues to increase due to a decline in mortgage loan prepayments which extends the average life of our servicing portfolio and increases the value of our servicing rights. Conversely, as interest rates decrease, our LHFS and IRLCs generally increase in value while our Hedging Instruments decrease in value. In a declining interest rate environment, borrowers tend to refinance their mortgage loans, which increases prepayment speed and causes expected mortgage loan servicing revenues to decrease, which reduces the average life of our servicing portfolio and decreases the value of our servicing rights. Changes in fair value of our servicing rights are recorded as unrealized gains and losses in changes in fair value of servicing rights, net, in our consolidated statements of operations.
Current Market Conditions
In July 2023, the Federal Reserve raised the Federal Funds rate by another 0.25 percentage points for a total increase of 5.25 percentage points since the beginning of 2022. The resulting increase in mortgage interest rates has impacted mortgage origination volumes, which are expected to decline for the year ended December 31, 2023 relative to 2022.
In July 2022, we announced our Vision 2025 plan. The plan’s four primary elements include: 1) Increase focus on purchase transactions while serving increasingly diverse communities across the country; 2) Execute previously announced growth-generating initiatives; 3) Centralize management of loan originations and loan fulfillment to enhance quality and effectiveness; and 4) Aggressively rightsize our cost structure. During the second half of 2022, we consolidated our retail and corporate locations and completed the exit of our wholesale business. During the first quarter of 2023, we completed the transition of our servicing portfolio to our in-house platform lowering our servicing expense, expanded the offerings on our digital HELOC platform, and announced a new partnership with Habitat for Humanity to support the organization's mission to help families build and improve places to call home. During the second quarter of 2023, we continued to streamline our leadership structure and consolidated our digital platform into existing product channels.
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
Pull through weighted gain on sale margin represents the total of (i) gain on origination and sale of loans, net, and (ii) origination income, net, divided by the pull through weighted rate lock volume. Pull through weighted rate lock volume is the principal balance of loans subject to interest rate lock commitments, net of a pull-through factor for the loan funding probability.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Loan originations by purpose:
Purchase	$4,552,919	$9,500,164	$8,065,690	$17,530,930
Refinance	1,720,624	6,494,891	3,152,190	20,014,856
Total loan originations	$6,273,543	$15,995,055	$11,217,880	$37,545,786
Loan originations (units)	21,257	47,311	37,595	112,262
Licensed loan officers	1,664	2,907	1,664	2,907
Loans sold:
Servicing retained	$3,943,845	$10,568,649	$7,221,552	$27,691,365
Servicing released	2,134,024	7,342,889	4,252,898	13,088,211
Total loans sold	$6,077,869	$17,911,538	$11,474,450	$40,779,576
Loans sold (units)	20,570	51,862	37,788	120,011
Gain on sale margin	2.75%	1.16%	2.61%	1.62%
Pull through weighted gain on sale margin	2.85	1.50	2.57	1.89
IRLCs	$8,973,666	$19,596,763	$17,442,101	$49,588,215
IRLCs (units)	29,035	58,855	57,028	149,875
Pull through weighted lock volume	$6,057,179	$12,412,894	$11,382,667	$32,212,939
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$142,479,870	$155,217,012	$142,479,870	$155,217,012
Total servicing portfolio (units)	482,266	507,231	482,266	507,231
60+ days delinquent ($)	$1,192,377	$1,511,871	$1,192,377	$1,511,871
60+ days delinquent (%)	0.84%	0.97%	0.84%	0.97%
Servicing rights at fair value, net(1)	$1,998,762	$2,204,593	$1,998,762	$2,204,593
Weighted average servicing fee (2)	0.29%	0.29%	0.29%	0.29%
Multiple(2) (3)	5.1	5.1	5.1	5.1
(1)Amount represents the fair value of servicing rights, net of servicing liabilities, which are included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.
(2)Agency only.
(3)Amounts represent the fair value of servicing rights, net, divided by the weighted average annualized servicing fee.

Results of Operations

The following table sets forth our consolidated financial statement data for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2023	2022
	(Unaudited)
REVENUES:
Net interest income	$2,851	$22,799	$(19,948)	(87.5)%
Gain on origination and sale of loans, net	154,335	146,562	7,773	5.3
Origination income, net	18,332	39,108	(20,776)	(53.1)
Servicing fee income	117,737	117,326	411	0.4
Change in fair value of servicing rights, net	(38,474)	(33,507)	(4,967)	(14.8)
Other income	17,052	16,351	701	4.3
Total net revenues	271,833	308,639	(36,806)	(11.9)
EXPENSES:
Personnel expense	157,799	296,569	(138,770)	(46.8)
Marketing and advertising expense	34,712	60,837	(26,125)	(42.9)
Direct origination expense	17,224	33,996	(16,772)	(49.3)
General and administrative expense	54,817	63,927	(9,110)	(14.3)
Occupancy expense	6,099	9,388	(3,289)	(35.0)
Depreciation and amortization	10,721	11,323	(602)	(5.3)
Servicing expense	5,750	10,741	(4,991)	(46.5)
Other interest expense	43,026	33,140	9,886	29.8
Goodwill impairment	—	40,736	(40,736)	(100.0)
Total expenses	330,148	560,657	(230,509)	(41.1)
Loss before income taxes	(58,315)	(252,018)	193,703	76.9
Income tax benefit	(8,556)	(28,196)	19,640	69.7
Net loss	(49,759)	(223,822)	174,063	77.8
Net loss attributable to noncontrolling interests	(26,316)	(122,894)	96,578	78.6
Net loss attributable to loanDepot, Inc.	$(23,443)	$(100,928)	$77,485	(76.8)

The results for the three months ended June 30, 2023 reflect lower volume. The Federal Reserve raised the target federal funds rate seven times in 2022 and three times during the first half of 2023, which drove an increase in mortgage interest rates. The $36.8 million decrease in total net revenues reflects a $19.9 million decrease in net interest income, a $20.8 million decrease in origination income, net from lower transaction volumes, partially offset by a $7.8 million increase in gain on origination and sale of loans, net. Total expenses decreased $230.5 million as a result of lower loan origination volumes, cost reduction efforts directed towards personnel, and lower marketing expense.

Revenues
Net Interest Income. Net interest income represents income earned on LHFS offset by interest expense on amounts borrowed under warehouse and other lines of credit to finance such loans until sold. A $3.5 billion decrease in the average balance of LHFS coupled with higher costing warehouse lines drove the decrease in net interest income.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2023	2022
Discount from loan sales	$(16,648)	$(437,194)	$420,546	96.2%
Servicing rights additions	75,866	180,455	(104,589)	(58.0)
Fair value (losses) gains on IRLC and LHFS	(23,996)	96,224	(120,220)	(124.9)
Fair value gains from Hedging Instruments	40,475	317,683	(277,208)	(87.3)
Discount points, rebates and lender paid costs	81,114	71,767	9,347	13.0
Provision for loan loss obligation for loans sold	(2,476)	(82,373)	79,897	97.0
Total gain on origination and sale of loans, net	$154,335	$146,562	$7,773	5.3

The increase in gain on origination and sale of loans, net was primarily driven by a reduction in provision for loan losses resulting from a decrease in the volume of loans subject to repurchase during the period and improved margins of originated loans despite the smaller volume of loan originations.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $20.8 million or 53.1% decrease in origination income was the result of a 60.8% decrease in loan origination volumes.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $0.4 million or 0.4% in reflects higher ancillary income from the increase in interest rates, partially offset by the $12.6 billion decrease in average UPB of our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The decrease of $5.0 million reflects a decrease in fair value losses, net of hedge of $39.2 million, partially offset by lower prepayments of $24.8 million due to the increasing rate environment and higher gains on the sale of servicing rights of $9.5 million.
Other Income. Other income includes our pro rata share of net earnings from joint ventures, fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS, the fair value changes in our trading securities, and interest on cash deposits. The increase of $0.7 million or 4.3% was primarily the result of a decrease in fair value losses on trading securities of $5.5 million, and a $5.9 million increase in income on cash deposits from increasing interest rates, partially offset by a decrease of $12.1 million in escrow and title fee income due to decreased mortgage loan settlement activity.
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The $138.8 million or 46.8% decrease in personnel expense included volume-related declines in commissions of $60.6 million. The remaining decrease of $78.2 million was attributable to lower salaries & benefits from the 45.2% decrease in headcount related to previously announced cost savings initiatives. As of June 30, 2023, we had 4,683 employees compared to 8,540 employees as of June 30, 2022.
Marketing and Advertising Expense. The $26.1 million or 42.9% decrease in marketing expense reflects lower lead aggregators from a decline in the total addressable market and cost savings measures affecting national television campaigns.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $16.8 million or 49.3% decrease in direct origination expense was the result of decreased loan originations during the period.

General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $9.1 million or 14.3% decrease in general and administrative expense included $5.3 million less of impairment charges and $0.5 million less of software and subscription charges, partially offset by an increase of $1.0 million in professional and consulting services.
Servicing Expense. In early 2023, we completed the transition of our servicing portfolio to our in-house platform. The decrease of $5.0 million or 46.5% in servicing expense reflects our shift to in-house servicing.
Other Interest Expense. The $9.9 million or 29.8% increase in other interest expense was the result of higher rates on secured credit facilities, partially offset by a $239.8 million decrease in average balances.
Goodwill Impairment. During the three months ended June 30, 2022, there was $40.7 million of impairment recognized on goodwill. There was no similar activity for the three months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2023	2022
	(Unaudited)
REVENUES:
Net interest income	$4,048	$35,874	$(31,826)	(88.7)%
Gain on origination and sale of loans, net	262,487	509,692	(247,205)	(48.5)
Origination income, net	30,349	98,181	(67,832)	(69.1)
Servicing fee income	236,699	228,385	8,314	3.6
Change in fair value of servicing rights, net	(91,280)	(101,890)	10,610	10.4
Other income	37,431	41,707	(4,276)	(10.3)
Total net revenues	479,734	811,949	(332,215)	(40.9)
EXPENSES:
Personnel expense	298,826	642,563	(343,737)	(53.5)
Marketing and advertising expense	70,626	162,350	(91,724)	(56.5)
Direct origination expense	34,603	87,153	(52,550)	(60.3)
General and administrative expense	110,951	113,675	(2,724)	(2.4)
Occupancy expense	12,180	18,784	(6,604)	(35.2)
Depreciation and amortization	20,747	21,867	(1,120)	(5.1)
Servicing expense	10,583	32,252	(21,669)	(67.2)
Other interest expense	86,116	47,533	38,583	81.2
Goodwill impairment	—	40,736	(40,736)	NM
Total expenses	644,632	1,166,913	(522,281)	(44.8)
Loss before income taxes	(164,898)	(354,964)	190,066	53.5
Income tax benefit	(23,418)	(39,823)	16,405	41.2
Net loss	(141,480)	(315,141)	173,661	55.1
Net loss attributable to noncontrolling interests	(75,130)	(179,472)	104,342	58.1
Net loss attributable to loanDepot, Inc.	$(66,350)	$(135,669)	$69,319	(51.1)

Results for the six months ended June 30, 2023 reflect the continuous increase in mortgage rates, resulting in lower profit margins. The increase of $173.7 million, or 55.1% in net income is primarily from a $522.3 million decrease in total expenses, partially offset by a $247.2 million decrease in gain on origination and sale of loans, net. The increased interest rate environment resulted in a decrease in margins and volume of mortgage loan originations and IRLCs from the comparable 2022 period.

Revenues
Net Interest Income. The decrease in net interest income reflected a $4.1 billion decrease in average LHFS, partially offset by higher yields on LHFS.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2023	2022
Discount from loan sales	$(43,317)	$(673,291)	$629,974	93.6%
Servicing rights additions	135,161	450,215	(315,054)	(70.0)
Fair value gains (losses) on IRLC and LHFS	49,888	(297,535)	347,423	116.8
Fair value (losses) gains from Hedging Instruments	(5,655)	994,088	(999,743)	(100.6)
Discount points, rebates and lender paid costs	138,560	131,834	6,726	5.1
Provision for loan loss obligation for loans sold	(12,150)	(95,619)	83,469	87.3
	$262,487	$509,692	$(247,205)	(48.5)

The decrease in gain on origination and sale of loans, net reflects increased market rates during the six months ended June 30, 2023 and the resulting decrease in loan origination volumes, partially offset by higher lender paid costs. The decreased provision for loan loss obligations on loan sold reflects the lower volume of loans subject to repurchase, partially offset by lower market values for those loans.
Origination Income, Net. The decrease in origination income, net, of $67.8 million or 69.1% is consistent with the decrease in loan origination volumes.
Servicing Fee Income. The $8.3 million or 3.6% increase was the result of higher ancillary income from the increase in interest rates, partially offset by lower volume from the decrease of $15.0 billion in the average UPB of our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. The increase of $10.6 million reflects a $67.2 million decrease in prepayments due to the increasing rate environment, partially offset by a $56.2 million decrease in fair value gains.
Other Income. The decrease of $4.3 million or 10.3% reflects a decrease of $37.5 million in escrow and title fee income due to decreased mortgage loan settlement services, partially offset by a decrease in fair value losses on trading securities of $15.6 million attributable to rising interest rates during 2022.
Expenses
Personnel Expense. The decrease of $343.7 million reflects a $158.9 million decrease in commissions due to the decrease in loan originations and a $188.1 million decrease in salaries and benefits due to the 45.2% decrease in headcount.
Marketing and Advertising Expense. The decrease of $91.7 million or 56.5% reflects a reduction in television ads and purchased leads.

Direct Origination Expense. The $52.6 million or 60.3% decrease in direct origination expense was the result of decreased loan originations during the period.
General and Administrative Expense. The $2.7 million or 2.4% decrease in general and administrative expense included a $5.6 million decrease in lease impairment charges, partially offset by a $1.0 million increase in loss on disposal of fixed assets, and a $3.7 million increase in professional and consulting services.
Servicing Expense. The decrease of $21.7 million or 67.2% between periods reflects our shift to in-house servicing.
Other Interest Expense. The $38.6 million or 81.2% increase in other interest expense was the result of a $76.1 million increase in average balances, higher rates on secured credit facilities, and lower gains on extinguishment of debt.
Goodwill Impairment. During the six months ended June 30, 2022, there was $40.7 million of impairment recognized on goodwill. There was no similar activity for the six months ended June 30, 2023.
Income Tax Expense (Benefit). The decrease in benefit for income taxes of $16.4 million reflects lower net losses, partially offset by non-deductible impairment of goodwill and other intangible assets for the six months ended June 30, 2022.

Balance Sheet Highlights
June 30, 2023 Compared to December 31, 2022
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$719,073	$863,956	$(144,883)	(16.8)%
Restricted cash	61,294	116,545	(55,251)	(47.4)
Accounts receivable, net	68,581	145,279	(76,698)	(52.8)
Loans held for sale, at fair value	2,256,551	2,373,427	(116,876)	(4.9)
Derivative assets, at fair value	80,382	39,411	40,971	104.0
Servicing rights, at fair value	2,012,049	2,037,447	(25,398)	(1.2)
Trading securities, at fair value	93,442	94,243	(801)	(0.8)
Property and equipment, net	82,677	92,889	(10,212)	(11.0)
Operating lease right-of-use assets	34,040	35,668	(1,628)	(4.6)
Prepaid expenses and other assets	129,675	155,982	(26,307)	(16.9)
Loans eligible for repurchase	647,418	634,677	12,741	2.0
Investments in joint ventures	18,322	20,410	(2,088)	(10.2)
Total assets	$6,203,504	$6,609,934	$(406,430)	(6.1)

LIABILITIES & EQUITY
Warehouse and other lines of credit	$2,046,208	$2,146,602	$(100,394)	(4.7)
Accounts payable, accrued expenses and other liabilities	407,356	488,696	(81,340)	(16.6)
Derivative liabilities, at fair value	8,790	67,492	(58,702)	(87.0)
Liability for loans eligible for repurchase	647,418	634,677	12,741	2.0
Operating lease liability	56,552	61,675	(5,123)	(8.3)
Debt obligations, net	2,239,836	2,289,319	(49,483)	(2.2)
Total liabilities	5,406,160	5,688,461	(282,301)	(5.0)
Total equity	797,344	921,473	(124,129)	(13.5)
Total liabilities and equity	$6,203,504	$6,609,934	$(406,430)	(6.1)

Cash and Cash Equivalents. The $144.9 million or 16.8% decrease in cash and cash equivalents relates to net losses for the year and repayment of debt obligations.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $116.9 million or 4.9% decrease reflects $11.5 billion in loan sales, partially offset by $11.2 billion in loan originations, an increase in fair value, and loan repurchase activity.
Servicing Rights, at Fair Value. The $25.4 million or 1.2% decrease included a $90.0 million reduction from the sale of $158.0 million in UPB and $76.3 million from principal amortization and prepayments, partially offset by $135.2 million of capitalized servicing rights from servicing-retained loan sales and a $4.8 million increase in fair value.
Warehouse and Other Lines of Credit. The decrease of $100.4 million or 4.7% is consistent with the decrease in loans held for sale.

Debt Obligations, net. The decrease of $49.5 million or 2.2% included a decrease in secured credit facilities of $51.2 million, partially offset by the repurchase of $0.1 million of our 2028 Senior Notes.
Equity. Total equity was $797.3 million and $921.5 million as of June 30, 2023 and December 31, 2022, respectively. The decrease was attributed to net loss of $141.5 million and the repurchase of treasury shares, at cost of $2.0 million to net settle and withhold tax on vested RSUs, partially offset by stock-based compensation of $11.7 million and an increase to additional paid in capital of $6.7 million related to deferred taxes.
Liquidity and Capital Resources
Liquidity

Our liquidity reflects our ability to meet our current obligations, including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments, warehouse and other lines of credit, secured credit facilities, fund new originations and purchases, meet servicing advance requirements, and make investments as we identify them. We forecast the need to have adequate liquid funds available to operate and grow our business. As of June 30, 2023, unrestricted cash and cash equivalents were $719.1 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.7 billion.
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
As a servicer, we are required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of clients who have entered a forbearance plan. As of June 30, 2023, approximately 0.1%, or $115.3 million UPB, of our servicing portfolio was in active forbearance.
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
We rely on the secondary mortgage market as a source of long-term capital to support our mortgage lending operations. Approximately 75% of the mortgage loans that we originated during the six months ended June 30, 2023 were sold in the secondary mortgage market to Fannie Mae or Freddie Mac or, in the case of MBS guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA. We also sell loans to many private investors.

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

Warehouse and Other Lines of Credit and Debt Obligations
Warehouse and other lines of credit are discussed in Note 8- Warehouse and Other Lines of Credit and debt obligations are discussed in Note 9- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As a result of net losses during 2022 and in the first half of 2023, we were required to amend certain of our warehouse lines or debt obligations or obtain waivers of profitability related to financial covenants in certain of our debt obligations. As of June 30, 2023, following certain amendments, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
We finance most of our loan originations on a short-term basis using our warehouse and other lines of credit. Under these facilities, we agree to transfer certain loans to our counterparties against the transfer of funds by them, with a simultaneous agreement by the counterparties to transfer the loans back to us at the date loans are sold, or on demand by us, against the transfer of funds from us. We do not recognize these transfers as sales for accounting purposes. During the three months ended June 30, 2023, our loans remained on warehouse lines for an average of 18 days. Our warehouse facilities are generally short-term borrowings with original maturities between one and two years. Our securitization facilities are generally two or three year terms. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales.
As of June 30, 2023, we maintained revolving lines of credit with nine counterparties providing warehouse and securitization facilities with borrowing capacity totaling $3.9 billion of which $1.3 billion was committed. Our $3.9 billion of capacity as of June 30, 2023 was comprised of $3.4 billion with maturities staggered throughout June 2024 and $0.5 billion maturing in October 2024. As of June 30, 2023, we had $2.0 billion of borrowings outstanding and $1.7 billion of additional availability under our facilities.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut.” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of June 30, 2023, we had a total of $10.9 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $4.3 million was the minimum requirement.
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

Secured debt obligations as of June 30, 2023 included secured credit facilities and Term Notes that totaled $1.2 billion net of $1.0 million of deferred financing costs. Secured credit facilities are secured by Ginnie Mae, Fannie Mae, or Freddie Mac MSRs, certain servicing advance receivables, or trading securities. Term Notes are secured by certain participation certificates relating to Ginnie Mae MSRs.

Unsecured debt obligations as of June 30, 2023 consisted of Senior Notes totaling $1.0 billion net of $9.2 million of deferred financing costs. During the second quarter of 2023, we repurchased $0.1 million of 2028 Senior Notes at 60.1% of par which resulted in a $39,000 gain on extinguishment of debt.
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
Contractual Obligations and Commitments
Our estimated contractual obligations as of June 30, 2023 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$2,046,208	$1,546,208	$500,000	$—	$—
Debt obligations (1)
Secured credit facilities	1,047,614	699,632	347,982	—	—
Term Notes	200,000	200,000	—	—	—
Senior Notes	1,002,375	—	500,000	502,375	—
Operating lease obligations (2)	65,832	20,977	29,308	14,670	876
Naming and promotional rights agreements	85,819	20,880	37,939	12,000	15,000
Total contractual obligations	$4,447,848	$2,487,697	$1,415,230	$529,045	$15,876

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
Off-Balance Sheet Arrangements
As of June 30, 2023, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
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

Reconciliation of Non-GAAP Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share (if dilutive), and Adjusted EBITDA (LBITDA). We exclude from these non-GAAP financial measures the change in fair value of MSRs and related hedging gains and losses as they add volatility and are not indicative of the Company’s operating performance or results of operation. We also exclude stock-based compensation expense, which is a non-cash expense, gains or losses on extinguishment of debt and disposal of fixed assets, non-cash goodwill impairment, and other impairment charges to intangible assets and operating lease right-of-use assets as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA (LBITDA) includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense)”, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA (LBITDA). Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. Adjustments to Diluted Weighted Average Shares Outstanding assumes the pro forma conversion of weighted average Class C shares to Class A common stock. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total net revenue	$271,833	$308,639	$479,734	$811,949
Change in fair value of servicing rights net, of hedging gains and losses(1)	3,876	(35,366)	22,165	(34,072)
Adjusted total revenue	$275,709	$273,273	$501,899	$777,877
(1)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss attributable to loanDepot, Inc.	$(23,443)	$(100,928)	$(66,350)	$(135,669)
Net loss from the pro forma conversion of Class C common shares to Class A common shares(1)	(26,316)	(122,894)	(75,130)	(179,472)
Net loss	(49,759)	(223,822)	(141,480)	(315,141)
Adjustments to the benefit for income taxes(2)	6,916	31,952	20,120	46,663
Tax-effected net loss	(42,843)	(191,870)	(121,360)	(268,478)
Change in fair value of servicing rights, net of hedging gains and losses(3)	3,876	(35,366)	22,165	(34,072)
Stock-based compensation expense	5,754	4,712	11,679	7,021
Gain on extinguishment of debt	(39)	—	(39)	(10,528)
Loss on disposal of fixed assets	751	—	1,012	—
Goodwill impairment	—	40,736	—	40,736
Other impairment	686	5,963	341	5,963
Tax effect of adjustments(4)	(2,514)	6,962	(8,421)	9,103
Adjusted net loss	$(34,329)	$(168,863)	$(94,623)	$(250,255)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to income tax benefit reflect the effective income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.28	5.00	5.78	5.00
Effective income tax rate	26.28%	26.00%	26.78%	26.00%

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

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss attributable to loanDepot, Inc.	$(23,443)	$(100,928)	$(66,350)	$(135,669)
Adjusted net loss	(34,329)	(168,863)	(94,623)	(250,255)
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	173,908,030	153,822,380	172,358,924	146,415,135
Assumed pro forma conversion of weighted average Class C shares to Class A common stock	148,597,745	165,281,304	149,535,576	173,245,208
Adjusted diluted weighted average shares outstanding	322,505,775	319,103,684	321,894,500	319,660,343

Reconciliation of Net Income (Loss) to Adjusted EBITDA (LBITDA) (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(49,759)	$(223,822)	$(141,480)	$(315,141)
Interest expense — non-funding debt(1)	43,026	33,140	86,116	47,533
Income tax benefit	(8,556)	(28,196)	(23,418)	(39,823)
Depreciation and amortization	10,721	11,323	20,747	21,867
Change in fair value of servicing rights, net of hedging gains and losses(2)	3,876	(35,366)	22,165	(34,072)
Stock-based compensation expense	5,754	4,712	11,679	7,021
Loss on disposal of fixed assets	751	—	1,012	—
Goodwill impairment	—	40,736	—	40,736
Other impairment	686	5,963	341	5,963
Adjusted EBITDA (LBITDA)	$6,499	$(191,510)	$(22,838)	$(265,916)
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at June 30, 2023 was 41 days; and our average holding period of the loan from funding to sale was 28 days for the six months ended June 30, 2023.
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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the six months ended June 30, 2023 and 2022, we incurred no losses due to nonperformance by any of our counterparties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Securities Class Action Litigation

Beginning in September 2021, two putative class action lawsuits were filed in the United States District Court for the Central District of California asserting claims under the U.S. securities laws against the Company, certain of its directors, and certain of its officers regarding certain disclosures made in connection with the Company’s IPO. The two actions were consolidated in May 2022. A consolidated amended complaint was filed in June 2022, which, in addition to challenging disclosures made in connection with the IPO, alleges that certain disclosures made after the IPO were false and/or misleading. The Company’s motion to dismiss was filed on August 24, 2022. On January 24, 2023, the Court granted, in part, and denied, in part, the Company’s motion to dismiss. The Company’s answer to the consolidated amended complaint was filed on March 3, 2023. On June 26, 2023, the parties reached an agreement in principle to settle the action. On July 26, 2023, plaintiffs filed a motion for preliminary approval of the settlement with the Court, which is pending approval.

Stockholder Derivative Litigation

Beginning in October 2021, four shareholder derivative complaints were filed in the United States District Court for the Central District of California against certain of the Company’s directors and officers, alleging, among things, that these defendants breached their fiduciary duties by causing the Company to make the disclosures being challenged in the putative securities class action described above and seeking unspecified monetary damages for the Company and that the Company make certain changes to its corporate governance. These derivative actions subsequently were consolidated into a single action (the “California Federal Action”). The California Federal Action currently is stayed. Beginning in March 2022, two substantially similar shareholder derivative complaints were filed in the United States District Court for the District of Delaware, and then were consolidated into a single action (the “Delaware Federal Action”). The Delaware Federal Action currently is stayed. Beginning in June 2023, three substantially similar shareholder derivative complaints were filed in the Delaware Court of Chancery (the “Delaware Chancery Actions”), which actions are in their preliminary stages. The Company believes these lawsuits are without merit. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

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

On April 3, 2023, we issued to stockholders 903,904 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On May 1, 2023, we issued to stockholders 269,066 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On June 1, 2023, we issued to stockholders 553,165 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

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
10.1*+
Amendment Number Four, dated June 30, 2023, to the Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated as of February 2, 2022, by and among Bank of America, N.A., as purchaser, and loanDepot.com, LLC, as seller.

10.2*+
Amendment Number Six, dated June 30, 2023, to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021, by and between Bank of America, N.A., as buyer, and loanDepot BA Warehouse, LLC, as seller, and acknowledged and agreed to by loanDepot.com, LLC, as guarantor and pledgor.

10.3*+
Amendment Number Eleven, dated June 30, 2023, to Master Repurchase Agreement, dated as of March 10, 2017, by and among Atlas Securitized Products, L.P., as the administrative agent and a buyer, Atlas Securitized Products Investments 3, L.P., Atlas Securitized Products Funding 2, L.P., Nexera Holding LLC, as the buyers, and loanDepot.com, LLC, as the seller.

10.4*+
Amendment Number 1, dated June 30, 2023, to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated as of November 10, 2022, by and between JPMorgan Chase Bank, National Association, as the purchaser, and loanDepot.com. LLC, as the seller.

10.5*
Amendment Number 3, dated June 29, 2023, to Amended and Restated Master Repurchase Agreement, dated as August 11, 2021, by and among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as the buyer, and loanDepot.com, LLC, as the seller.

10.6*+
First Amendment, dated June 30, 2023, to the First Amended and Restated Master Repurchase Agreement, dated as of September 30, 2022, by and between JPMorgan Chase Bank, N.A., as buyer, and loanDepot.com, LLC, as seller.

10.7*+
Eighth Amendment, dated June 30, 2023, to the Amended and Restated Master Repurchase Agreement and Amended and Restated Pricing Letter, dated as of November 15, 2021, by and among TIAA, FSB, formerly known as EverBank, as the administrative agent for the buyers and as a buyer, Flagstar Bank, N.A, as purchaser of the rights and obligations hereunder from Signature Bridge Bank, N.A., as successor in interest to Signature Bank, as a buyer, and loanDepot.com, LLC, as the seller.

10.8+
Amended and Restated Credit and Security Agreement, dated as of June 30, 2023, among loanDepot.com, LLC, as borrower, Flagstar Bank, National Association, as administrative agent, and Flagstar Bank, National Association, as a lender and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 7, 2023).

10.9+
Seventeenth Amendment to Credit and Security Agreement, dated as of April 13, 2023, between loanDepot.com, LLC and NexBank (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 19, 2023).

10.10+
Second Amendment to Credit and Security Agreement, dated as of April 13, 2023, between loanDepot.com, LLC and Flagstar Bank, National Association (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 19, 2023).

10.11+
Omnibus Amendment No. 2 to the Indenture Supplements, dated as of April 28, 2023 among loanDepot.com, LLC, loanDepot GMSR Master Trust, Citibank, N.A, and Atlas Securitized Products, L.P (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2023).

Exhibit No.	Description
10.13
Settlement and Cooperation Agreement, dated as of April 4, 2023, by and among loanDepot, Inc., Anthony Hsieh, The JLSSAA Trust, established September 4, 2014, JLSA, LLC, Trilogy Mortgage Holdings, Inc., Trilogy Management Investors Six, LLC, Trilogy Management Investors Seven, LLC and Trilogy Management Investors Eight, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2023).

10.14
Settlement Agreement and Release, dated as of April 4, 2023, by and between loanDepot, Inc. and Anthony Hsieh (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 5, 2023).

10.15#
Executive Employment Agreement by and between loanDepot, Inc. and David Hayes, entered into as of June 1, 2023 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 5, 2023).

10.16	Second Amendment to the loanDepot, Inc. 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form S-8 filed on June 13, 2023).
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	iXBRL Document
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema Document.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
# Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOANDEPOT, INC.

Dated: August 9, 2023	By:	/s/ Frank Martell
	Name:	Frank Martell
	Title:	President and Chief Executive Officer

Dated: August 9, 2023	By:	/s/ David Hayes
	Name:	David Hayes
	Title:	Chief Financial Officer