Form 10-Q
period 2023-09-30
loanDepot, Inc.
filed 2023-11-09
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2023, 81,557,677 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 142,483,267 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

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

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$717,196	$863,956
Restricted cash	114,765	116,545
Accounts receivable, net	53,845	145,279
Loans held for sale, at fair value (includes $492,374 and $497,574 pledged to creditors in securitization trusts at September 30, 2023 and December 31, 2022, respectively)	2,070,748	2,373,427
Derivative assets, at fair value	86,622	39,411
Servicing rights, at fair value (includes $621,435 and $544,729 pledged to creditors in securitization trusts at September 30, 2023 and December 31, 2022, respectively)	2,053,359	2,037,447
Trading securities, at fair value	89,334	94,243
Property and equipment, net	76,762	92,889
Operating lease right-of-use assets	32,558	35,668
Prepaid expenses and other assets	124,756	155,982
Loans eligible for repurchase	639,806	634,677
Investments in joint ventures	18,778	20,410
Total assets	$6,078,529	$6,609,934
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$1,897,859	$2,146,602
Accounts payable, accrued expenses and other liabilities	462,521	488,696
Derivative liabilities, at fair value	49,742	67,492
Liability for loans eligible for repurchase	639,806	634,677
Operating lease liability	53,579	61,675
Debt obligations, net	2,206,087	2,289,319
Total liabilities	5,309,594	5,688,461
Commitments and contingencies (Note 14)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 82,753,278 and 74,277,152 issued at September 30, 2023 and December 31, 2022, respectively	$83	$74
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at September 30, 2023 and December 31, 2022, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 143,747,549 and 145,693,119 issued at September 30, 2023 and December 31, 2022, respectively	144	146
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at September 30, 2023 and December 31, 2022, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at September 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock at cost, 2,988,231 and 1,780,141 shares at September 30, 2023 and December 31, 2022, respectively	(15,594)	(13,282)
Additional paid-in capital	818,928	788,601
Retained deficit	(424,508)	(342,137)
Noncontrolling interest	389,785	487,974
Total equity	768,935	921,473
Total liabilities and equity	$6,078,529	$6,609,934
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Interest income	$37,253	$51,202	$98,271	$166,888
Interest expense	(34,642)	(41,408)	(91,612)	(121,220)
Net interest income	2,611	9,794	6,659	45,668

Gain on origination and sale of loans, net	148,849	156,300	411,336	665,993
Origination income, net	17,740	21,268	48,088	119,449
Servicing fee income	118,783	113,544	355,482	341,929
Change in fair value of servicing rights, net	(35,688)	(38,479)	(126,968)	(140,370)
Other income	13,366	11,765	50,798	53,472
Total net revenues	265,661	274,192	745,395	1,086,141

EXPENSES:
Personnel expense	141,432	218,819	440,258	861,382
Marketing and advertising expense	33,894	42,940	104,520	205,289
Direct origination expense	15,749	19,463	50,352	106,616
General and administrative expense	46,522	83,412	157,473	197,089
Occupancy expense	5,903	9,889	18,083	28,673
Depreciation and amortization	10,592	10,243	31,339	32,110
Servicing expense	8,532	14,221	19,116	46,472
Other interest expense	42,504	36,138	128,619	83,671
Goodwill impairment	—	—	—	40,736
Total expenses	305,128	435,125	949,760	1,602,038

Loss before income taxes	(39,467)	(160,933)	(204,365)	(515,897)
Income tax benefit	(5,205)	(23,451)	(28,622)	(63,274)
Net loss	(34,262)	(137,482)	(175,743)	(452,623)
Net loss attributable to noncontrolling interests	(17,663)	(77,401)	(92,793)	(256,873)
Net loss attributable to loanDepot, Inc.	$(16,599)	$(60,081)	$(82,950)	$(195,750)

Loss per share:
Basic	$(0.09)	$(0.37)	$(0.48)	$(1.29)
Diluted	$(0.09)	$(0.37)	$(0.48)	$(1.29)

Weighted average shares outstanding:
Basic	175,962,804	162,464,369	173,568,986	151,803,928
Diluted	175,962,804	162,464,369	173,568,986	151,803,928

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Shares	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at June 30, 2022	63,593,048	152,191,394	97,026,671	$65	$152	$97	$(13,087)	$762,635	$(205,235)	$669,236	$1,213,863
Deferred taxes and other tax adjustments related to conversions and exchanges	—	—	—	—	—	—	—	(2,092)	—	—	(2,092)
Net issuance of common stock under stock-based compensation plans	4,383,019	(3,060,856)	—	5	(3)	—	(138)	15,084	—	(15,085)	(137)
Dividends on unvested Class A RSUs	—	—	—	—	—	—	—	—	(70)	(85)	(155)
Forfeiture of accrued distributions on unvested Class C shares	—	—	—	—	—	—	—	—	139	194	333
Stock-based compensation	—	—	—	—	—	—	—	2,472		2,301	4,773
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(320)	(286)	(606)
Net loss	—	—	—	—	—	—	—	—	(60,081)	(77,401)	(137,482)
Balance at September 30, 2022	67,976,067	149,130,538	97,026,671	$70	$149	$97	$(13,225)	$778,099	$(265,567)	$578,874	$1,078,497

Balance at June 30, 2023	77,987,390	144,026,439	97,026,671	$81	$144	$97	$(15,324)	$812,614	$(408,220)	$407,952	$797,344
Deferred taxes and other tax adjustments related to conversions and exchanges	—	—	—	—	—	—	—	643	—	—	643
Net issuance of common stock under stock-based compensation plans	1,777,657	(278,890)	—	2	—	—	(270)	3,502	—	(2,657)	577
Forfeiture of accrued dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	1	2	3
Forfeiture of accrued distributions on unvested Class C shares	—	—	—	—	—	—	—	—	202	281	483
Stock-based compensation	—	—	—	—	—	—	—	2,169	—	1,771	3,940
Refunds of tax distributions, net	—	—	—	—	—	—	—	—	108	99	207
Net loss	—	—	—	—	—	—	—	—	(16,599)	(17,663)	(34,262)
Balance at September 30, 2023	79,765,047	143,747,549	97,026,671	$83	$144	$97	$(15,594)	$818,928	$(424,508)	$389,785	$768,935

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2021	36,466,936	172,729,168	100,822,084	$38	$173	$101	$(12,852)	$565,073	$(28,976)	$1,105,803	$1,629,360
Deferred taxes and other tax adjustments related to conversions and exchanges	—	—	—	—	—	—	—	(19,835)	—	—	(19,835)
Net issuance of common stock under stock-based compensation plans	31,509,131	(23,598,630)	(3,795,413)	32	(24)	(4)	(373)	227,013	—	(227,017)	(373)
Dividends to Class A and Class D shareholders ($0.08 per share)	—	—	—	—	—	—	—	—	(5,343)	(6,481)	(11,824)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(6,199)	(7,471)	(13,670)
Stock-based compensation	—	—	—	—	—	—	—	5,848	—	5,946	11,794
Distributions for taxes on behalf of shareholders, net		—	—	—	—	—	—	—	(29,299)	(35,033)	(64,332)
Net loss	—		—	—	—	—	—	—	(195,750)	(256,873)	(452,623)
Balance at September 30, 2022	67,976,067	149,130,538	97,026,671	$70	$149	$97	$(13,225)	$778,099	$(265,567)	$578,874	$1,078,497

Balance at December 31, 2022	72,497,011	145,693,119	97,026,671	$74	$146	$97	$(13,282)	$788,601	$(342,137)	$487,974	$921,473
Deferred taxes and other tax adjustments related to conversions and exchanges	—	—	—	—	—	—	—	7,309	—	—	7,309
Net issuance of common stock under stock-based compensation plans	7,268,036	(1,945,570)	—	9	(2)	—	(2,312)	14,501	—	(13,160)	(964)
Forfeiture of accrued dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	130	164	294
Forfeiture of accrued distributions on unvested Class C shares	—	—	—	—	—	—	—	—	202	281	483
Stock-based compensation	—	—	—	—	—	—	—	8,517	—	7,102	15,619
Refund of tax distributions, net	—	—	—	—	—	—	—	—	247	217	464
Net loss	—	—	—	—	—	—	—	—	(82,950)	(92,793)	(175,743)
Balance at September 30, 2023	79,765,047	143,747,549	97,026,671	$83	$144	$97	$(15,594)	$818,928	$(424,508)	$389,785	$768,935
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(175,743)	$(452,623)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization expense	31,339	32,110
Amortization of operating lease right-of-use asset	10,129	17,107
Amortization of debt issuance costs	5,054	12,842
Gain on origination and sale of loans	(344,334)	(946,506)
Gain on sale of servicing rights	(10,811)	(10,548)
Fair value change in trading securities	765	20,196
Provision for loss obligation on sold loans and servicing rights	10,086	125,047
Decrease in provision for deferred income taxes	(28,619)	(62,733)
Fair value change in derivative assets	21,321	32,223
Fair value change in derivative liabilities	(17,750)	112,040
Premium paid on derivatives	(68,532)	(154,205)
Fair value change in loans held for sale	(10,288)	255,716
Fair value change in servicing rights	41,356	(180,136)
Stock-based compensation expense	15,619	11,794
Originations of loans	(17,097,155)	(46,842,973)
Proceeds from sales of loans	17,777,518	52,732,911
Proceeds from principal payments	93,671	119,708
Payments to investors for loan repurchases	(369,565)	(578,010)
Gain on extinguishment of debt	(1,690)	(10,528)
Goodwill impairment	—	40,736
Disbursements from joint ventures	15,288	8,435
Other changes in operating assets and liabilities	133,544	132,310
Net cash provided by operating activities	31,203	4,414,913

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(16,317)	(37,613)
Proceeds from sale of servicing rights	171,167	689,937
Cash flows received on trading securities	4,144	5,894
Investments in joint ventures	—	(350)
Net cash flows provided by investing activities	158,994	657,868

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$15,727,217	$52,089,587
Repayment of borrowings on warehouse and other lines of credit	(15,975,960)	(57,017,350)
Proceeds from debt obligations	210,755	2,106,024
Payments on debt obligations	(295,385)	(1,442,931)
Payments of debt issuance costs	(777)	(4,555)
Treasury stock purchased to net settle and withhold taxes on vested shares	(2,312)	(373)
Dividends and shareholder distributions	(2,275)	(118,905)
Net cash used in financing activities	(338,737)	(4,388,503)

Net change in cash and cash equivalents and restricted cash	(148,540)	684,278
Cash and cash equivalents and restricted cash at beginning of the period	980,501	620,596
Cash and cash equivalents and restricted cash at end of the period	$831,961	$1,304,874

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$223,477	$178,135
Income taxes	(3,862)	23,857

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$7,490	$14,677
Trading securities retained in securitizations	—	50,426

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

Nature of Operations

loanDepot, Inc. was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings Group LLC (“LD Holdings”) and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” loanDepot, Inc. is a holding company and its sole material asset is its equity interest in LD Holdings. As of September 30, 2023, the consolidated subsidiaries of LD Holdings included loanDepot.com, LLC, (“LDLLC”), Artemis Management LLC (“ART”), LD Settlement Services, LLC (“LDSS”), mello Holdings, LLC (“Mello”), and mello Credit Strategies LLC (“MCS”).

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 17% of total loan originations for the nine months ended September 30, 2023.

The Company sells mortgage loans to various third-party investors. Four investors accounted for 36%, 28%, 12%, and 5% of the Company’s loan sales for the nine months ended September 30, 2023. No other investors accounted for more than 5% of the loan sales for the nine months ended September 30, 2023.

The Company funds loans through warehouse and other lines of credit. As of September 30, 2023, 22% and 12% of the Company's warehouse lines were payable to two separate lenders.

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

The following tables present the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements.

	September 30, 2023
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$717,196	$717,196	$—	$—
Restricted cash	114,765	114,765	—	—
Loans held for sale, at fair value	2,070,748	—	2,070,748	—
Derivative assets, at fair value	86,622	—	51,686	34,936
Servicing rights, at fair value	2,053,359	—	—	2,053,359
Trading securities, at fair value	89,334	—	89,334	—
Loans eligible for repurchase	639,806	—	639,806	—

Liabilities
Warehouse and other lines of credit	$1,897,859	$—	$1,897,859	$—
Derivative liabilities, at fair value	49,742	34,445	4,388	10,909
Servicing rights, at fair value	14,705	—	—	14,705
Debt obligations:
Secured credit facilities	1,017,391	—	1,017,833	—
Term Notes	200,000	—	200,000	—
Senior Notes	988,696	—	728,555	—
Liability for loans eligible for repurchase	639,806	—	639,806	—

	December 31, 2022
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$863,956	$863,956	$—	$—
Restricted cash	116,545	116,545	—	—
Loans held for sale, at fair value	2,373,427	—	2,373,427	—
Derivative assets, at fair value	39,411	—	10,037	29,374
Servicing rights, at fair value	2,037,447	—	—	2,037,447
Trading securities, at fair value	94,243	—	94,243	—
Loans eligible for repurchase	634,677	—	634,677	—

Liabilities
Warehouse and other lines of credit	$2,146,602	$—	$2,146,602	$—
Derivative liabilities, at fair value	67,492	18,226	43,482	5,784
Servicing rights, at fair value	12,311	—	—	12,311
Debt obligations:
Secured credit facilities	1,097,831	—	1,098,853	—
Term Notes	199,666	—	200,000	—
Senior Notes	991,822	—	645,495	—
Liability for loans eligible for repurchase	634,677	—	634,677	—

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,070,748	$—	$2,070,748
Trading securities	—	89,334	—	89,334
Derivative assets:
Interest rate lock commitments	—	—	34,936	34,936
Forward sale contracts	—	51,686	—	51,686
Servicing rights	—	—	2,053,359	2,053,359
Total assets at fair value	$—	$2,211,768	$2,088,295	$4,300,063
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$10,909	$10,909
Interest rate swap futures	20,725	—	—	20,725
Forward sale contracts	—	4,388	—	4,388
Put options on treasuries	13,720	—	—	13,720
Servicing rights	—	—	14,705	14,705
Total liabilities at fair value	$34,445	$4,388	$25,614	$64,447

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,373,427	$—	$2,373,427
Trading securities	—	94,243	—	94,243
Derivative assets:
Interest rate lock commitments	—	—	29,374	29,374
Forward sale contracts	—	6,676	—	6,676
MBS put options	—	3,361	—	3,361
Servicing rights	—	—	2,037,447	2,037,447
Total assets at fair value	$—	$2,477,707	$2,066,821	$4,544,528
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$5,784	$5,784
Forward sale contracts	—	43,482	—	43,482
Put options on treasuries	10,831	—	—	10,831
Interest rate swap futures	7,395	—	—	7,395
Servicing rights	—	—	12,311	12,311
Total liabilities at fair value	$18,226	$43,482	$18,095	$79,803

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$49,048	$1,998,762	$23,590	$2,025,136
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	76,759	80,068	276,067	215,229
Transfers of IRLC to LHFS	(79,538)	—	(208,381)	—
Other factors	(22,242)	—	(67,249)	—
Change in fair value of servicing rights, net(1)	—	33,796	—	(30,544)
Sales	—	(73,972)	—	(171,167)
Balance at end of period	$24,027	$2,038,654	$24,027	$2,038,654

(1)The change in unrealized gains or losses relating to servicing rights still held at September 30, 2023 amounted to a net loss of $3.0 million and a net gain of $14.4 million for the three and nine months ended September 30, 2023, respectively.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$57,605	$2,204,593	$180,620	$1,999,402
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	22,112	124,244	279,266	574,459
Transfers of IRLC to LHFS	(102,686)	—	(374,144)	—
Other factors	(41,749)	—	(150,460)	—
Change in fair value of servicing rights, net(1)	—	16,354	—	190,684
Sales	—	(331,922)	—	(751,276)
Balance at end of period	$(64,718)	$2,013,269	$(64,718)	$2,013,269

(1)The change in unrealized gains or losses relating to servicing rights that were still held at September 30, 2022, amounted to net gains of $150.5 million and $683.4 million for the three and nine months ended September 30, 2022, respectively.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	September 30, 2023				December 31, 2022
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	2.2%	-	99.9%	80.3%	8.4%	-	99.9%	75.3%

Servicing rights
Discount rate(2)	4.7%	-	16.6%	6.4%	5.0%	-	16.1%	6.5%
Prepayment rate(2)	5.3%	-	18.2%	6.8%	5.8%	-	17.6%	7.2%
Cost to service (per loan)	$72	-	$133	$89	$63	-	$138	$87
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of September 30, 2023 or December 31, 2022.

Financial Statement Items Measured at Amortized Cost

Warehouse and other lines of credit - The Company’s warehouse and other lines of credit bear interest at a rate that is periodically adjusted based on a market index. The carrying value of warehouse and other lines of credit approximates fair value.

Debt obligations, net - Debt consists of secured credit facilities, Term Notes, and Senior Notes. The Company’s secured credit facilities and Term Notes accrue interest at a stated base rate, plus a margin, they are highly liquid and short-term in nature and as a result, their carrying value approximated fair value as of September 30, 2023 and December 31, 2022. Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 were estimated using the quoted market prices at September 30, 2023. The debt obligations are classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type of loan as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
Conforming - fixed	$1,140,772	54%	$1,441,497	59%
Conforming - ARM	12,200	1	52,513	2
Government - fixed	881,382	41	815,921	34
Government - ARM	9,113	—	17,788	1
Other - residential mortgage loans	80,687	4	101,137	4
Consumer loans	1,723	—	1,774	—
Total	2,125,877	100%	2,430,630	100%
Fair value adjustment	(55,129)		(57,203)
Loans held for sale, at fair value	$2,070,748		$2,373,427

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$2,256,551	$4,656,338	$2,373,427	$8,136,817
Origination and purchase of loans	6,005,613	9,700,119	17,097,155	46,842,973
Sales	(6,219,208)	(11,728,053)	(17,648,412)	(52,409,647)
Repurchases	88,820	164,435	331,961	498,101
Principal payments	(46,886)	(18,822)	(93,671)	(119,708)
Fair value (loss) gain	(14,142)	(81,197)	10,288	(255,716)
Balance at end of period	$2,070,748	$2,692,820	$2,070,748	$2,692,820

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Discount from loan sales	$(64,973)	$(83,312)	$(108,289)	$(756,602)
Servicing rights additions	80,068	124,244	215,229	574,459
Unrealized gains from derivative assets and liabilities	3,509	113,913	66,665	82,110
Realized gains from derivative assets and liabilities	58,417	37,950	15,063	940,824
Discount points, rebates and lender paid costs	83,772	57,634	222,332	189,468
Fair value (loss) gain	(14,142)	(81,197)	10,288	(255,716)
Recovery (provision) for loan loss obligation for loans sold	2,198	(12,932)	(9,952)	(108,550)
Total gain on origination and sale of loans, net	$148,849	$156,300	$411,336	$665,993

The Company had $24.9 million and $24.8 million of loans held for sale on non-accrual status as of September 30, 2023 and December 31, 2022, respectively.

NOTE 4 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	September 30, 2023	December 31, 2022
Conventional	$104,281,437	$104,074,252
Government	39,678,268	37,096,679
Total servicing portfolio	$143,959,705	$141,170,931

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,998,762	$2,204,593	$2,025,136	$1,999,402
Additions	80,068	124,244	215,229	574,459
Sales proceeds	(73,972)	(331,922)	(171,167)	(751,276)
Changes in fair value:
Due to changes in valuation inputs or assumptions	68,651	75,366	73,422	373,158
Due to collection/realization of cash flows	(38,502)	(49,519)	(114,777)	(193,022)
Realized gains (losses) on sales of servicing rights	3,647	(9,493)	10,811	10,548
Balance at end of period	$2,038,654	$2,013,269	$2,038,654	$2,013,269

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual servicing fees	$92,744	$104,917	$289,184	$327,567
Late, ancillary and other fees	26,039	8,627	66,298	14,362
Servicing fee income	$118,783	$113,544	$355,482	$341,929

The following is a summary of the components of change in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Changes in fair value:
Due to changes in valuation inputs or assumptions	$68,651	$75,366	$73,422	$373,158
Due to collection/realization of cash flows	(38,502)	(49,519)	(114,777)	(193,022)
Realized gains (losses) on sales of servicing rights, net (1)	3,516	(13,489)	10,677	(5,949)
Net loss from derivatives hedging servicing rights	(69,353)	(50,837)	(96,290)	(314,557)
Changes in fair value of servicing rights, net	$(35,688)	$(38,479)	$(126,968)	$(140,370)
(1)Includes the provision for sold MSRs.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	September 30, 2023	December 31, 2022
Fair Value of Servicing Rights, net	$2,038,654	$2,025,136
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(79,707)	(81,431)
Increase 2%	(154,737)	(157,281)
Cost of Servicing:
Increase 10%	(19,681)	(19,017)
Increase 20%	(39,418)	(38,127)
Prepayment Speed:
Increase 10%	(13,297)	(18,863)
Increase 20%	(26,506)	(37,546)

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

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
September 30, 2023:
Interest rate lock commitments	$2,126,836	Derivative asset, at fair value	$34,936
Interest rate lock commitments	890,285	Derivative liabilities, at fair value	—	10,909

Forward sale contracts	3,428,694	Derivative asset, at fair value	51,686	—
Forward sale contracts	190,694	Derivative liabilities, at fair value	—	4,388

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	4,700	Derivative liabilities, at fair value	—	13,720

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	638	Derivative liabilities, at fair value	—	20,725
		Total derivative financial instruments	$86,622	$49,742

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2022:
Interest rate lock commitments	$1,591,807	Derivative asset, at fair value	$29,374	$—
Interest rate lock commitments	622,706	Derivative liabilities, at fair value	—	5,784

Forward sale contracts	309,809	Derivative asset, at fair value	6,676	—
Forward sale contracts	2,963,685	Derivative liabilities, at fair value	—	43,482

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	8,050	Derivative liabilities, at fair value	—	10,831

MBS put options	400,000	Derivative asset, at fair value	3,361	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	211	Derivative liabilities, at fair value	—	7,395
		Total derivative financial instruments	$39,411	$67,492

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	Statements of Operations Location	2023	2022	2023	2022
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(25,021)	$(122,323)	$437	$(245,338)
Forward sale contracts	Gain on origination and sale of loans, net	89,539	259,360	90,585	1,221,817
Interest rate swap futures	Gain on origination and sale of loans, net	(4,689)	2,279	(11,748)	(82,251)
Put options	Gain on origination and sale of loans, net	2,097	12,547	2,454	128,706
Forward sale contracts	Change in fair value of servicing rights, net	(9,044)	(16,293)	(17,471)	(113,920)
Interest rate swap futures	Change in fair value of servicing rights, net	(49,808)	(31,598)	(58,581)	(197,177)
Put options	Change in fair value of servicing rights, net	(10,501)	(2,946)	(20,238)	(3,460)
Total realized and unrealized (losses) gains on derivative financial instruments		$(7,427)	$101,026	$(14,562)	$708,377

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 8 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	September 30, 2023
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$69,474	$(17,788)	$51,686	$—	$(37,278)	$14,408
Total Assets	$69,474	$(17,788)	$51,686	$—	$(37,278)	$14,408

Liabilities:
Forward sale contracts	$22,176	$(17,788)	$4,388	$—	$—	$4,388
Put options on treasuries	13,720	—	13,720	—	(13,720)	—
Interest rate swap futures	20,725	—	20,725	—	(20,725)	—
Warehouse and other lines of credit	1,897,859	—	1,897,859	(1,897,859)	—	—
Secured debt obligations (1)	1,217,833	—	1,217,833	(1,217,833)	—	—
Total liabilities	$3,172,313	$(17,788)	$3,154,525	$(3,115,692)	$(34,445)	$4,388
(1)Secured debt obligations as of September 30, 2023 included secured credit facilities and Term Notes.

	December 31, 2022
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$39,386	$(32,710)	$6,676	$—	$—	$6,676
MBS put options	3,361	—	3,361	—	—	3,361
Total assets	$42,747	$(32,710)	$10,037	$—	$—	$10,037

Liabilities:
Forward sale contracts	$76,192	$(32,710)	$43,482	$—	$(36,270)	$7,212
Put options on treasuries	10,831	—	10,831	—	(10,831)	—
Interest rate swap futures	7,395	—	7,395	—	(7,395)	—
Warehouse and other lines of credit	2,146,602	—	2,146,602	(2,146,602)	—	—
Secured debt obligations (1)	1,298,853	—	1,298,853	(1,298,853)	—	—
Total liabilities	$3,539,873	$(32,710)	$3,507,163	$(3,445,455)	$(54,496)	$7,212
(1)Secured debt obligations as of December 31, 2022 included secured credit facilities and Term Notes.

NOTE 7 – VARIABLE INTEREST ENTITIES

The determination of whether the assets and liabilities of the VIEs are consolidated or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement, if any, with the VIE. The Company is deemed the primary beneficiary and therefore consolidates VIEs for which it has both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) benefits, as defined, from the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. The Company did not provide any non-contractual financial support to VIEs for the nine months ended September 30, 2023 and year ended December 31, 2022.

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

The Company consolidates securitization facilities that finance mortgage loans held for sale, and SPEs established as trusts to finance mortgage servicing rights and servicing advance receivables. The Company transfers assets to a securitization or trust, which issue beneficial interests that are collateralized by the transferred assets and entitle the investors to specified cash flows generated therefrom. The Company may retain beneficial interests in the assets transferred. The Company also holds certain conditional repurchase options specific to these securitizations that allow it to repurchase assets from the securitization entity. The Company’s economic exposure to loss from outstanding third-party financing is generally limited to the carrying value of the assets financed. The Company has retained risks in the securitizations including customary representations and warranties. For securitization facilities, the Company, as seller, has an option to prepay and redeem outstanding classes of issued notes after a set time period has elapsed. The Company’s exposure to these entities is primarily through its role as seller, servicer, and administrator. Servicing functions include, but are not limited to, general collection activity, preparing and furnishing statements, and loss mitigation efforts including repossession and sale of collateral.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s securitization and SPE VIEs

	September 30, 2023	December 31, 2022
Assets
Loans held for sale, at fair value	$492,374	$497,574
Restricted cash	13,641	6,735
Servicing rights, at fair value	621,435	544,729
Prepaid expenses and other assets	54,924	54,887
Total	$1,182,374	$1,103,925

Liabilities
Warehouse and other lines of credit	$500,000	$500,000
Debt obligations, net:
MSR Facilities	150,000	116,874
Servicing advance facilities	15,997	48,484
Term notes	200,000	199,666
Total	$865,997	$865,024

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	September 30, 2023
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$89,334	$—	$89,334	$2,225,893
Investments in joint ventures	18,778	—	18,778	19,788
Total	$108,112	$—	$108,112

	December 31, 2022
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$94,243	$—	$94,243	$2,309,739
Investments in joint ventures	20,410	—	20,410	38,682
Total	$114,653	$—	$114,653

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of September 30, 2023, the remaining principal balance of loans transferred to these securitization trusts was $2.2 billion of which $8.7 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $5.6 million and $15.1 million for the three and nine months ended September 30, 2023, respectively, and $4.6 million and $10.8 million for the three and nine months ended September 30, 2022, respectively, and is included in other income in the consolidated statements of operations.

NOTE 8 – WAREHOUSE AND OTHER LINES OF CREDIT

At September 30, 2023, the Company was a party to 9 revolving lines of credit with lenders providing an aggregate $3.9 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at the secured overnight financing rate (“SOFR”), or other alternative base rate, plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of September 30, 2023, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.37% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines are scheduled to expire through 2024. As of September 30, 2023 there was one securitization facility with an original three year term scheduled to expire in 2024. All warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of September 30, 2023 and December 31, 2022, the Company had posted a total of $17.9 million and $11.0 million, restricted cash as collateral with our warehouse lenders and securitization facilities of which $4.3 million and $4.3 million were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of September 30, 2023, the Company was in compliance with covenants under the warehouse lines.

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

The following table presents information on warehouse and securitization facilities and the outstanding balance as of September 30, 2023 and December 31, 2022:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	September 30, 2023	December 31, 2022
Facility 1(1)	$400,000	$350,000	$750,000	10/26/2023	$421,563	$382,098
Facility 2(2)(3)	—	300,000	300,000	9/23/2024	171,715	236,144
Facility 3	—	300,000	300,000	4/16/2024	151,185	177,900
Facility 4	—	300,000	300,000	12/28/2023	148,419	202,548
Facility 5(3)	—	200,000	200,000	N/A	1,230	—
Facility 6(3)	100,000	500,000	600,000	9/27/2024	115,324	180,273
Facility 7(4)	250,000	350,000	600,000	11/1/2023	152,395	295,064
Facility 8	—	300,000	300,000	9/20/2024	236,028	172,575
Facility 9(5)	500,000	—	500,000	10/21/2024	500,000	500,000
Total	$1,250,000	$2,600,000	$3,850,000		$1,897,859	$2,146,602
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date. In October 2023, this facility was extended to mature in October 2024.
(2)In October 2023, the $300.0 million facility was amended to provide $1.0 million committed and $299.0 million uncommitted.
(3)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(4)In November 2023, the warehouse facility was not renewed.
(5)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Maximum outstanding balance during the period	$2,280,996	$4,354,864	$2,280,996	$7,672,559
Average balance outstanding during the period	1,879,355	3,417,252	1,721,404	4,868,397
Collateral pledged (loans held for sale)	1,980,157	2,566,330	1,980,157	2,566,330
Weighted average interest rate during the period	7.23%	3.81%	6.97%	2.64%

NOTE 9 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$925,130	$963,834
Securities financing facilities	76,264	85,513
Servicing advance facilities	15,997	48,484
Total secured credit facilities	1,017,391	1,097,831
Term Notes	200,000	199,666
Total secured debt obligations, net	1,217,391	1,297,497
Unsecured debt obligations, net:
Senior Notes	988,696	991,822
Total debt obligations, net	$2,206,087	$2,289,319

Certain of the Company’s secured debt obligations require us to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company obtained amendments relating to certain profitability covenants. As a result, the Company was in compliance with all such financial covenants as of September 30, 2023.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In October 2014, the Company entered into a $25.0 million credit facility to finance servicing rights and for other working capital needs and general corporate purposes. The facility was secured by Freddie Mac mortgage servicing rights. The facility was not renewed and was paid off in September 2023.

In December 2021, the Company entered into a credit facility agreement. The agreement was amended in June 2023 to provide for $490.0 million in borrowing capacity, with an option to increase up to $600.0 million upon mutual consent, available to the Company. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $745.0 million as of September 30, 2023. The facility bears interest at SOFR, plus a margin per annum and matures in December 2023. At September 30, 2023, there was $450.0 million outstanding on this facility and $0.4 million in unamortized deferred financing costs.

In January 2022, the Company entered into a credit facility agreement which provides $500.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $615.6 million as of September 30, 2023. The facility bears interest at SOFR, plus a margin per annum and matures in January 2025. At September 30, 2023, there was $325.6 million outstanding on this facility and no unamortized deferred financing costs.

In August 2017, the Company established the GMSR Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable funding notes or term notes, both secured by participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights held by the GMSR Trust. These variable funding notes accrue interest at SOFR plus a margin per annum. As of September 30, 2023, the Company had pledged participation certificates with a fair value of $621.4 million, with $150.0 million in outstanding variable funding notes scheduled to mature in November 2023. In November 2023, the maturity of the GMSR Trust variable funding notes was extended to January 2024, with a borrowing capacity of $175.0 million, which also includes variable funding notes secured by principal and interest advance receivables or servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae, as discussed in the Servicing Advance Facilities section below.
Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 70% and 90% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent our retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of September 30, 2023, the trading securities had a fair value of $89.3 million on the consolidated balance sheets and there were $76.3 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR, plus a margin per annum and mature in September 2024 (unless earlier redeemed in accordance with their terms). At September 30, 2023, there was $16.0 million in 2020-VF1 Notes outstanding.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum. As of September 30, 2023, there was no balance outstanding on these variable funding notes, which were scheduled to mature in November 2023. In November 2023, the variable funding notes were extended to January 2024.

Term Notes

In October 2018, the Company, through the GMSR Trust issued the Series 2018-GT1 Term Notes (“Term Notes”). In September 2023, the Term Notes were extended to mature in October 2025 and accrue interest at SOFR plus a margin per annum. At September 30, 2023, there was $200.0 million in Term Notes outstanding and no unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% unsecured senior notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2025 Senior Notes, in whole or in part, at various redemption prices. During the third quarter of 2023, the Company repurchased $2.3 million of 2025 Senior Notes at an average purchase price of 79.8% of par, which resulted in a $436,000 gain on extinguishment of debt. Gain on extinguishment of debt is recorded in other interest expense on the consolidated statement of operations. As of September 30, 2023, there were $497.8 million in 2025 Senior Notes outstanding and $3.7 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, the Company may redeem the 2028 Senior Notes at 100% of the principal, plus accrued interest and a make-whole premium. Up to 40% of the principal may be redeemed before April 1, 2024 with proceeds from certain equity offerings at a price of 106.125% of the principal plus accrued interest. After April 1, 2024 the Company may redeem the 2028 Senior Notes at various redemption prices. During the first quarter of 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par, which resulted in a $10.5 million gain on extinguishment of debt. During the second quarter of 2023, the Company repurchased $0.1 million of 2028 Senior Notes at a purchase price of 60.1% of par, which resulted in a $39,000 gain on extinguishment of debt. In the third quarter of 2023, the Company repurchased $3.0 million of 2028 Senior Notes at a purchase price of 58.5% of par, resulting in a $1.2 million gain on extinguishment of debt. As of September 30, 2023, there were $499.4 million in 2028 Senior Notes outstanding and $4.7 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.90% - 3.50%.

NOTE 10 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $389.8 million and $488.0 million as of September 30, 2023 and December 31, 2022, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	176,791,718	55.15%	169,523,682	53.78%
Continuing LLC Members	143,747,549	44.85%	145,693,119	46.22%
Total	320,539,267	100.00%	315,216,801	100.00%

NOTE 11 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of Class A common stock and Class D common stock is computed by dividing net income (loss) attributable to loanDepot, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding during the period. Diluted earnings (loss) per share of Class A common stock and Class D common stock is computed by dividing net income (loss) attributable to loanDepot, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock respectively, outstanding adjusted to give effect to potentially dilutive securities. Diluted EPS was computed using the treasury stock method for Class A RSUs, nonqualified stock options, and ESPP shares and the if-converted method for Class C common stock.
There was no Class B common stock outstanding during the nine months ended September 30, 2023 and 2022. The following table sets forth the calculation of basic and diluted earnings (loss) per share for Class A common stock and Class D common stock:

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	Class A	Class D	Total	Class A	Class D	Total
Net loss attributable to loanDepot, Inc.	$(7,446)	$(9,153)	$(16,599)	$(36,580)	$(46,370)	$(82,950)
Weighted average shares - basic	78,936,133	97,026,671	175,962,804	76,542,315	97,026,671	173,568,986
Loss per share - basic	$(0.09)	$(0.09)	$(0.09)	$(0.48)	$(0.48)	$(0.48)

Diluted loss per share:
Net loss allocated to common stockholders - diluted	$(7,446)	$(9,153)	$(16,599)	$(36,580)	$(46,370)	$(82,950)
Weighted average shares - diluted	78,936,133	97,026,671	175,962,804	76,542,315	97,026,671	173,568,986
Loss per share - diluted	$(0.09)	$(0.09)	$(0.09)	$(0.48)	$(0.48)	$(0.48)

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	Class A	Class D	Total	Class A	Class D	Total
Net loss attributable to loanDepot, Inc.	$(24,200)	$(35,881)	$(60,081)	$(70,420)	$(125,330)	$(195,750)
Weighted average shares - basic	65,437,698	97,026,671	162,464,369	54,611,035	97,192,893	151,803,928
Loss per share - basic	$(0.37)	$(0.37)	$(0.37)	$(1.29)	$(1.29)	$(1.29)

Diluted loss per share:
Net loss allocated to common stockholders - diluted	$(24,200)	$(35,881)	$(60,081)	$(70,420)	$(125,330)	$(195,750)
Weighted average shares - diluted	65,437,698	97,026,671	162,464,369	54,611,035	97,192,893	151,803,928
Loss per share - diluted	$(0.37)	$(0.37)	$(0.37)	$(1.29)	$(1.29)	$(1.29)

For the three and nine months ended September 30, 2023, 147,171,089 and 148,741,661, respectively, of shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted loss per share.

For the three and nine months ended September 30, 2023, 14,659,858 and 18,796,509, respectively, of Class A RSUs, nonqualified stock options, and ESPP shares were determined to be anti-dilutive, and thus excluded from the computation of diluted loss per share.

For the three and nine months ended September 30, 2022, 156,677,534 and 167,796,888, respectively, of shares of Class C common stock were evaluated for the assumed exchange of noncontrolling interests and determined to be anti-dilutive, and thus were excluded from the computation of diluted loss per share.

For the three and nine months ended September 30, 2022, 14,869,764 and 12,907,024, respectively, of Class A RSUs and nonqualified stock options were determined to be anti-dilutive, and thus excluded from the computation of diluted loss per share.

NOTE 12 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure.

As of September 30, 2023 and December 31, 2022, the Company had a deferred tax asset before any valuation allowance of $104.5 million and $70.5 million, respectively, and a deferred tax liability of $190.2 million and $191.6 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of September 30, 2023 and December 31, 2022 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at September 30, 2023 and December 31, 2022 using the combined federal and state rate (less federal benefit) of 27.0% and 27.4%, respectively. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2023, the Company had a valuation allowance of deferred tax assets $0.4 million on tax credits that have limited carryforward periods and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for remaining deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $53.8 million and $50.7 million as of September 30, 2023 and December 31, 2022, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA, refer to Note 14- Commitments and Contingencies, for further information on the TRA liability.

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

Fees earned, costs incurred, and amounts payable to or receivable from joint ventures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loan processing and administrative services fee income	$5,639	$4,876	$15,033	$12,754
Loan origination broker fees expense	$34,402	$31,917	$94,784	$81,843

	September 30, 2023	December 31, 2022
Amounts payable to joint ventures	$6,124	$9,776

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the nine months ended September 30, 2023 or September 30, 2022.

NOTE 14– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $8.2 million and $5.1 million at September 30, 2023 and December 31, 2022, respectively.

Legal Proceedings

The Company is a defendant in, or a party to, legal actions and proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. These matters include actions alleging improper lending practices, improper servicing, quiet title actions, improper foreclosure practices, violations of consumer protection laws, etc., and on account of consumer bankruptcies. In many of these actions, the Company may not be the real party of interest (because the Company is not the servicer of the loan or the holder of the note) but it may appear in the pleadings because it is in the chain of title to property over which there may be a dispute. Such matters may be indemnified and managed by the appropriate party, which may be the Company’s subservicer or a former subservicer. In other cases, such as lien avoidance cases brought in bankruptcy, the Company is insured by title insurance, and the case is turned over to the title insurer who tenders the Company’s defense. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

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

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of September 30, 2023 and December 31, 2022 approximated $3.0 billion and $2.2 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 5- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

Loan Loss Obligation for Sold Loans

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company establishes a loan repurchase reserve for losses associated with repurchase loan obligations if the Company breached a representation or warranty given to the loan purchaser. Additionally, the Company’s loan loss obligation for sold loans includes an estimate for losses associated with early payoffs and early payment defaults. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties, and other provisions for the three and nine months ended September 30, 2023 and 2022.

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$53,467	$85,873	$70,797	$29,877
(Recovery) provision for loan loss obligations	(2,198)	12,932	9,952	108,550
Charge-offs	(7,534)	(29,879)	(37,014)	(69,501)
Balance at end of period	$43,735	$68,926	$43,735	$68,926

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $0.6 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively

TRA Liability

As part of the IPO and reorganization, the Company entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $53.8 million and $50.7 million as of September 30, 2023 and December 31, 2022, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc.

NOTE 15 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $401.0 million as of September 30, 2023. As of September 30, 2023, the Company was in compliance with its regulatory capital and liquidity requirements.

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
Purchase mortgage loan origination volume can be subject to seasonal trends as home sales typically rise during the spring and summer seasons and decline in the fall and winter seasons. This is somewhat offset by purchase loan originations sourced from our joint ventures which typically experience their highest level of activity during November and December as home builders focus on completing and selling homes prior to year-end. Seasonality has less of an impact on mortgage loan refinancing volumes, which are primarily driven by fluctuations in mortgage loan interest rates.
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
Current Market Conditions
In July 2023, the Federal Reserve raised the Federal Funds rate by another 0.25 percentage points for a total increase of 5.25 percentage points since the beginning of 2022. The resulting increase in mortgage interest rates has impacted mortgage origination volumes. According to MBA’s Mortgage Finance Forecast published October 15, 2023, annual one-to-four family residential mortgage origination for 2023 are expected to decrease by 29% on a year-over-year basis to $1.6 trillion and increase by 19% in 2024 to $1.9 trillion.
In July 2022, we announced our Vision 2025 plan. The plan’s four primary elements include: 1) Increase focus on purchase transactions while serving increasingly diverse communities across the country; 2) Execute previously announced growth-generating initiatives; 3) Centralize management of loan originations and loan fulfillment to enhance quality and effectiveness; and 4) Aggressively rightsize our cost structure. During the second half of 2022, we consolidated our retail and corporate locations and completed the exit of our wholesale business. During the first quarter of 2023, we transitioned our servicing portfolio to an in-house platform, reducing servicing expenses, expanded our offerings on the digital HELOC platform, and forged a new partnership with Habitat for Humanity, supporting their mission to improve housing. In the second and third quarters of 2023, we further streamlined our leadership structure and integrated our digital platform into existing product channels.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
IRLCs	$8,295,935	$12,032,026	$25,738,036	$61,620,241
IRLCs (units)	26,888	38,569	83,916	188,444
Pull through weighted lock volume	$5,685,209	$8,755,082	$17,067,876	$40,968,021
Pull through weighted gain on sale margin	2.93	2.03	2.69	1.92
Loan originations by purpose:
Purchase	$4,337,476	$6,938,408	$12,403,166	$24,469,338
Refinance	1,745,667	2,911,519	4,897,857	22,926,375
Total loan originations	$6,083,143	$9,849,927	$17,301,023	$47,395,713
Gain on sale margin	2.74%	1.80%	2.66%	1.66%
Loan originations (units)	20,593	29,795	58,188	142,057
Licensed loan officers	1,598	2,319	1,598	2,319
Loans sold:
Servicing retained	$4,175,126	$6,604,979	$11,396,678	$34,296,344
Servicing released	2,092,762	5,132,350	6,345,660	18,220,561
Total loans sold	$6,267,888	$11,737,329	$17,742,338	$52,516,905
Loans sold (units)	21,188	34,613	58,976	154,624
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$143,959,705	$139,709,633	$143,959,705	$139,709,633
Total servicing portfolio (units)	490,191	463,471	490,191	463,471
60+ days delinquent ($)(1)	$1,235,443	$1,365,774	$1,235,443	$1,365,774
60+ days delinquent (%)	0.86%	0.98%	0.86%	0.98%
Servicing rights at fair value, net(2)	$2,038,654	$2,013,269	$2,038,654	$2,013,269
Weighted average servicing fee (3)	0.29%	0.29%	0.29%	0.29%
Multiple(3) (4)	5.2	5.2	5.2	5.2
(1)The UPB of loans that are 60 or more days past due as of September 30, 2023, according to the contractual due date, or are in foreclosure.
(2)Amount represents the fair value of servicing rights, net of servicing liabilities, which are included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.
(3)Agency only.
(4)Amounts represent the fair value of servicing rights, net, divided by the weighted average annualized servicing fee.

Results of Operations

The following table sets forth our consolidated financial statement data for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2023	2022
	(Unaudited)
REVENUES:
Net interest income	$2,611	$9,794	$(7,183)	(73.3)%
Gain on origination and sale of loans, net	148,849	156,300	(7,451)	(4.8)
Origination income, net	17,740	21,268	(3,528)	(16.6)
Servicing fee income	118,783	113,544	5,239	4.6
Change in fair value of servicing rights, net	(35,688)	(38,479)	2,791	7.3
Other income	13,366	11,765	1,601	13.6
Total net revenues	265,661	274,192	(8,531)	(3.1)
EXPENSES:
Personnel expense	141,432	218,819	(77,387)	(35.4)
Marketing and advertising expense	33,894	42,940	(9,046)	(21.1)
Direct origination expense	15,749	19,463	(3,714)	(19.1)
General and administrative expense	46,522	83,412	(36,890)	(44.2)
Occupancy expense	5,903	9,889	(3,986)	(40.3)
Depreciation and amortization	10,592	10,243	349	3.4
Servicing expense	8,532	14,221	(5,689)	(40.0)
Other interest expense	42,504	36,138	6,366	17.6
Total expenses	305,128	435,125	(129,997)	(29.9)
Loss before income taxes	(39,467)	(160,933)	121,466	75.5
Income tax benefit	(5,205)	(23,451)	18,246	77.8
Net loss	(34,262)	(137,482)	103,220	75.1
Net loss attributable to noncontrolling interests	(17,663)	(77,401)	59,738	77.2
Net loss attributable to loanDepot, Inc.	$(16,599)	$(60,081)	$43,482	(72.4)
The decrease in net loss of $103.2 million was primarily due to a $130.0 million decrease in total expenses. This decline was driven by a combination of volume-related declines and optimization efforts aligned with our Vision 2025 Plan. The $8.5 million decrease in total net revenues was caused by reduced mortgage origination volume due to declining demand from rising interest rates in 2022 and throughout 2023. Additionally, net interest income declined due to higher cost of funds relative to interest income on LHFS, and lower average balances. However, servicing fee income rose due to an increase in ancillary income from higher interest rates and a higher average UPB in our servicing portfolio.

Revenues
Net Interest Income. Net interest income represents the income earned on LHFS, offset by interest expenses on amounts borrowed under warehouse and other lines of credit to finance these loans until they are sold. Our LHFS are generally tied to longer-term interest rates while our warehouse lines of credit are tied to short-term interest rates. Therefore our net interest income is impacted by the term structure of market interest rates. The decrease in net interest income was due to higher cost of funds, partially offset by lower average balances of warehouse lines. The average cost of warehouse lines increased by 342 basis points, while the average yield on LHFS increased 111 basis points. The average balance on warehouse lines decreased by $1.5 billion, and the average balance of LHFS decreased $1.4 billion.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following:

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2023	2022
Discount from loan sales	$(64,973)	$(83,312)	$18,339	22.0%
Fair value of servicing rights additions	80,068	124,244	(44,176)	(35.6)
Fair value losses on IRLC and LHFS	(39,162)	(203,519)	164,357	80.8
Fair value gains from Hedging Instruments	86,946	274,185	(187,239)	(68.3)
Discount points, rebates and lender paid costs	83,772	57,634	26,138	45.4
Recovery of (provision for) loan loss obligation for loans sold	2,198	(12,932)	15,130	117.0
Total gain on origination and sale of loans, net	$148,849	$156,300	$(7,451)	(4.8)

Gain on origination and sale of loans, net includes several key components. The estimated change in value of a loan from the time we enter into a commitment to lend to the borrower (IRLC) to the closing of the loan (LHFS) up until its eventual sale is recorded in “Fair value gains or losses on IRLC and LHFS.” Various factors, such as mortgage volume, the duration a loan remains at stages in the origination process, and shifts in interest rates, influence fair value changes on IRLC and LHFS. We utilize a hedge strategy to manage the impact of interest rate changes in IRLC and LHFS, "Fair value gains or losses from Hedging Instruments" represents the unrealized gains or losses on Hedging Instruments. When a loan is sold, the difference between proceeds received and the UPB is included in “Premium or discount from loan sales.” Additionally, “Discount points, rebates, and lender paid costs” are recognized at closing of the loan. The fair value of servicing rights retained on loan sales is included in “Fair value of servicing rights additions.” The "Provision for loan loss obligation for loans sold” is established to cover potential losses from a breach of representation or warranty made to purchasers or insurers of the sold loans.

The $7.5 million or 4.8% decrease in gain on origination and sale of loans, net was driven by lower IRLC volume from higher rates, partially offset by higher margins on that volume. The recovery for loan loss obligations for the period is a result of fewer loans subject to repurchase and partially mitigated the impact of other volume-related decreases.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $3.5 million or 16.6% decrease in origination income was the result of a 38.2% decrease in loan origination volumes, partially offset by an increase in origination income from the launch of our HELOC product.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $5.2 million or 4.6% reflects higher ancillary income from the cash balances held on behalf of our customers due to higher interest rates and a $0.2 billion increase in average UPB of our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The $2.8 million increase was driven by gains on the sale of servicing rights of $17.0 million and lower prepayments of $11.0 million, partially offset by a decrease of $25.2 million in fair value gains, net of hedging losses.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The $77.4 million or 35.4% decrease in personnel expense included volume-related declines in commissions of $23.4 million. The remaining decrease of $54.0 million was attributable to lower salaries & benefits from the 26.0% decrease in headcount related to previously announced cost savings initiatives. As of September 30, 2023, we had 4,532 employees compared to 6,121 employees as of September 30, 2022.

Marketing and Advertising Expense. The $9.0 million or 21.1% decrease in marketing expense reflects lower lead aggregators from a decline in the total addressable market.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $3.7 million or 19.1% decrease in direct origination expense was the result of decreased loan originations during the period.
General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $36.9 million or 44.2% decrease in general and administrative expense included a $20.0 million reduction in impairment and other real estate exit costs and a $9.7 million decrease in professional and consulting services.
Servicing Expense. In early 2023, we completed the transition of our servicing portfolio to our in-house platform. The decrease of $5.7 million or 40.0% in servicing expense reflects our shift to in-house servicing.
Other Interest Expense. The $6.4 million or 17.6% increase in other interest expense was the result of higher rates on secured credit facilities, partially offset by a $100.9 million decrease in average balances and a $1.7 million gain on extinguishment of Senior Notes.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2023	2022
	(Unaudited)
REVENUES:
Net interest income	$6,659	$45,668	$(39,009)	(85.4)%
Gain on origination and sale of loans, net	411,336	665,993	(254,657)	(38.2)
Origination income, net	48,088	119,449	(71,361)	(59.7)
Servicing fee income	355,482	341,929	13,553	4.0
Change in fair value of servicing rights, net	(126,968)	(140,370)	13,402	9.5
Other income	50,798	53,472	(2,674)	(5.0)
Total net revenues	745,395	1,086,141	(340,746)	(31.4)
EXPENSES:
Personnel expense	440,258	861,382	(421,124)	(48.9)
Marketing and advertising expense	104,520	205,289	(100,769)	(49.1)
Direct origination expense	50,352	106,616	(56,264)	(52.8)
General and administrative expense	157,473	197,089	(39,616)	(20.1)
Occupancy expense	18,083	28,673	(10,590)	(36.9)
Depreciation and amortization	31,339	32,110	(771)	(2.4)
Servicing expense	19,116	46,472	(27,356)	(58.9)
Other interest expense	128,619	83,671	44,948	53.7
Goodwill impairment	—	40,736	(40,736)	NM
Total expenses	949,760	1,602,038	(652,278)	(40.7)
Loss before income taxes	(204,365)	(515,897)	311,532	60.4
Income tax benefit	(28,622)	(63,274)	34,652	54.8
Net loss	(175,743)	(452,623)	276,880	61.2
Net loss attributable to noncontrolling interests	(92,793)	(256,873)	164,080	63.9
Net loss attributable to loanDepot, Inc.	$(82,950)	$(195,750)	$112,800	(57.6)

The decrease of $276.9 million, or 61.2% in net loss was primarily due to a $652.3 million decrease in total expenses, partially offset by a $340.7 million decrease in total net revenue. The decline in revenue was driven by the impact of the increased interest rate environment, leading to a decrease in the volume of IRLCs and mortgage loan originations compared to the same period in 2022. The decline in total expense included efforts associated with our Vision 2025 plan, as well as volume-driven declines related to mortgage loan originations.

Revenues
Net Interest Income. The decrease in net interest income was predominately driven by higher cost of funds, resulting from increased market rates, partially offset by higher yield on LHFS. The average cost of warehouse lines increased 433 basis points while the average yield on LHFS increased 217 basis points.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2023	2022
Discount from loan sales	$(108,289)	$(756,602)	$648,313	85.7%
Fair value of servicing rights additions	215,229	574,459	(359,230)	(62.5)
Fair value gains (losses) on IRLC and LHFS	10,725	(501,053)	511,778	102.1
Fair value gains from Hedging Instruments	81,291	1,268,271	(1,186,980)	(93.6)
Discount points, rebates and lender paid costs	222,332	189,468	32,864	17.3
Provision for loan loss obligation for loans sold	(9,952)	(108,550)	98,598	90.8
	$411,336	$665,993	$(254,657)	(38.2)

The decrease in gain on origination and sale of loans, net reflects higher market rates during the nine months ended September 30, 2023 leading to reduced loan origination volumes, partially offset by higher margins on that volume and increased discount points. The reduced provision for loan loss obligations on loan sold is a result of fewer loans subject to repurchase, partially offset by lower market values for those loans.
Origination Income, Net. The decrease in origination income, net, of $71.4 million or 59.7% is consistent with the decrease in loan origination volumes.
Servicing Fee Income. The $13.6 million or 4.0% increase was the result of higher ancillary income from the increase in interest rates, partially offset by lower volume from the decrease of $9.1 billion in the average UPB of our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. The increase of $13.4 million reflects a $78.2 million decrease in prepayments due to the rate environment and a $16.6 million increase in gain on sale of servicing rights, partially offset by an $81.5 million decrease in fair value gains, net of hedging losses.
Expenses
Personnel Expense. The decrease of $421.1 million reflects a $182.3 million decrease in commissions due to the decrease in loan originations and a $234.5 million decrease in salaries and benefits due to the 26.0% decrease in headcount.
Marketing and Advertising Expense. The decrease of $100.8 million or 49.1% reflects a reduction in purchased leads and direct mail.
Direct Origination Expense. The $56.3 million or 52.8% decrease in direct origination expense was the result of decreased loan originations during the period.
General and Administrative Expense. The $39.6 million or 20.1% decrease in general and administrative expense included a $24.6 million decrease in impairment and other real estate exit costs and a $6.1 million decrease in professional and consulting services.
Servicing Expense. The decrease of $27.4 million or 58.9% between periods reflects our shift to in-house servicing.
Other Interest Expense. The $44.9 million or 53.7% increase in other interest expense was the result of a $16.4 million increase in average balances, higher rates on secured credit facilities, and an $8.8 million decrease in gain on extinguishment of Senior Notes.
Goodwill Impairment. During the nine months ended September 30, 2022, there was $40.7 million of impairment recognized on goodwill. There was no similar activity for the nine months ended September 30, 2023.

Income Tax Expense (Benefit). The decrease in benefit for income taxes of $34.7 million reflects lower net losses, partially offset by non-deductible impairment of goodwill and other intangible assets for the nine months ended September 30, 2022.

Balance Sheet Highlights
September 30, 2023 Compared to December 31, 2022
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$717,196	$863,956	$(146,760)	(17.0)%
Restricted cash	114,765	116,545	(1,780)	(1.5)
Accounts receivable, net	53,845	145,279	(91,434)	(62.9)
Loans held for sale, at fair value	2,070,748	2,373,427	(302,679)	(12.8)
Derivative assets, at fair value	86,622	39,411	47,211	119.8
Servicing rights, at fair value	2,053,359	2,037,447	15,912	0.8
Trading securities, at fair value	89,334	94,243	(4,909)	(5.2)
Property and equipment, net	76,762	92,889	(16,127)	(17.4)
Operating lease right-of-use assets	32,558	35,668	(3,110)	(8.7)
Prepaid expenses and other assets	124,756	155,982	(31,226)	(20.0)
Loans eligible for repurchase	639,806	634,677	5,129	0.8
Investments in joint ventures	18,778	20,410	(1,632)	(8.0)
Total assets	$6,078,529	$6,609,934	$(531,405)	(8.0)

LIABILITIES & EQUITY
Warehouse and other lines of credit	$1,897,859	$2,146,602	$(248,743)	(11.6)
Accounts payable, accrued expenses and other liabilities	462,521	488,696	(26,175)	(5.4)
Derivative liabilities, at fair value	49,742	67,492	(17,750)	(26.3)
Liability for loans eligible for repurchase	639,806	634,677	5,129	0.8
Operating lease liability	53,579	61,675	(8,096)	(13.1)
Debt obligations, net	2,206,087	2,289,319	(83,232)	(3.6)
Total liabilities	5,309,594	5,688,461	(378,867)	(6.7)
Total equity	768,935	921,473	(152,538)	(16.6)
Total liabilities and equity	$6,078,529	$6,609,934	$(531,405)	(8.0)

Cash and Cash Equivalents. The $146.8 million or 17.0% decrease in cash and cash equivalents relates to net losses for the year and repayment of debt obligations.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $302.7 million or 12.8% decrease reflects $17.7 billion in loan sales, partially offset by $17.3 billion in loan originations and an increase in fair value.

Servicing Rights, at Fair Value. The $15.9 million or 0.8% increase included $215.2 million of capitalized servicing rights from servicing-retained loan sales and a $73.4 million increase in fair value, partially offset by a $171.2 million reduction from the sale of $164.7 million in UPB and $114.8 million from principal amortization and prepayments.
Warehouse and Other Lines of Credit. The decrease of $248.7 million or 11.6% is consistent with the decrease in loans held for sale.
Debt Obligations, net. The decrease of $83.2 million or 3.6% included a decrease in secured credit facilities of $81.0 million and $5.4 million repurchase of Senior Notes.
Equity. Total equity was $768.9 million and $921.5 million as of September 30, 2023 and December 31, 2022, respectively. The decrease was attributed to net loss of $175.7 million and the repurchase of treasury shares, at cost of $2.3 million to net settle and withhold tax on vested RSUs, partially offset by stock-based compensation of $15.6 million and an increase to additional paid in capital of $7.3 million primarily related to deferred taxes.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of September 30, 2023, unrestricted cash and cash equivalents were $717.2 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.8 billion. Our primary sources of liquidity have been as follows: (i) funds obtained from our warehouse and other lines of credit; (ii) proceeds from debt obligations; (iii) proceeds received from the sale and securitization of loans; (iv) proceeds from the sale of servicing rights; (v) loan fees from the origination of loans; (vi) servicing fees; (vii) title and escrow fees from settlement services; (viii) real estate referral fees; and (ix) interest income from LHFS.
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
At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to maintain our current operations and fund our loan originations and capital commitments for the next twelve months. However, we will continue to review our liquidity needs in light of current and anticipated mortgage market conditions and we have taken various steps to align our cost structure with current and expected mortgage origination volumes.
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of September 30, 2023, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
Seller/Servicer Financial Requirements
As seller and servicer, we are subject to minimum net worth, liquidity and other financial requirements. In 2022, both FHFA and Ginnie Mae revised these requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. As of September 30, 2023, we were in compliance with these financial requirements.

Revised FHFA and Ginnie Mae seller servicer minimum financial eligibility requirements effective December 31, 2023 include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024, and Ginnie Mae is implementing a risk-based capital requirement effective December 31, 2024. We are assessing the impact of these upcoming requirements but anticipate no significant change in our ability to meet financial eligibility requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the three months ended September 30, 2023, our loans remained on warehouse lines for an average of 18 days. Our warehouse facilities are generally short-term borrowings with original maturities between one and two years and our securitization facility is a three year term. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 76% of the mortgage loans that we originated during the nine months ended September 30, 2023 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to many private investors.
As of September 30, 2023, we maintained revolving lines of credit with nine counterparties providing warehouse and securitization facilities with borrowing capacity totaling $3.9 billion of which $1.3 billion was committed. Our $3.9 billion of capacity as of September 30, 2023 was comprised of $3.4 billion with maturities staggered throughout September 2024 and $0.5 billion maturing in October 2024. As of September 30, 2023, we had $1.9 billion of borrowings outstanding and $1.8 billion of additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 8- Warehouse and Other Lines of Credit.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut.” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of September 30, 2023, we had a total of $17.9 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $4.3 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of September 30, 2023 the outstanding balance of our MSR facilities was $925.1 million net of $0.4 million deferred financing costs. The outstanding balance of Term Notes was $200.0 million. MSR facilities are secured by Ginnie Mae, Fannie Mae, or Freddie Mac MSRs, which amounted to $1.4 billion as of September 30, 2023 and Term Notes are secured by specific participation certificates relating to Ginnie Mae MSRs totaling $621.4 million as of the same date.
Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of September 30, 2023 there were outstanding securities financing facilities of $76.3 million, secured by trading securities with a fair value of $89.3 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of September 30, 2023 the outstanding balance on our servicing advance facilities was $16.0 million secured by servicing advance receivables totaling $54.9 million.
Unsecured debt obligations as of September 30, 2023 consisted of Senior Notes totaling $1.0 billion net of $8.4 million of deferred financing costs. Periodically, and in accordance with applicable laws and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. During the third quarter of 2023, we repurchased $5.3 million of Senior Notes at 67.62% of par which resulted in a $1.7 million gain on extinguishment of debt. Debt obligations are further discussed in Note 9- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
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
Contractual Obligations and Commitments
Our estimated contractual obligations as of September 30, 2023 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$1,897,859	$1,397,859	$500,000	$—	$—
Debt obligations (1)
Secured credit facilities	1,017,833	692,261	325,572	—	—
Term Notes	200,000	—	200,000	—	—
Senior Notes	997,125	—	497,750	499,375	—
Operating lease obligations (2)	61,853	20,659	27,401	13,550	243
Naming and promotional rights agreements	78,621	24,743	28,378	12,000	13,500
Total contractual obligations	$4,253,291	$2,135,522	$1,579,101	$524,925	$13,743

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
Off-Balance Sheet Arrangements
As of September 30, 2023, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total net revenue	$265,661	$274,192	$745,395	$1,086,141
Change in fair value of servicing rights net, of hedging gains and losses(1)	702	(24,529)	22,868	(58,601)
Adjusted total revenue	$266,363	$249,663	$768,263	$1,027,540
(1)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss attributable to loanDepot, Inc.	$(16,599)	$(60,081)	$(82,950)	$(195,750)
Net loss from the pro forma conversion of Class C common shares to Class A common shares(1)	(17,663)	(77,401)	(92,793)	(256,873)
Net loss	(34,262)	(137,482)	(175,743)	(452,623)
Adjustments to the benefit for income taxes(2)	4,845	20,124	25,054	66,787
Tax-effected net loss	(29,417)	(117,358)	(150,689)	(385,836)
Change in fair value of servicing rights, net of hedging gains and losses(3)	702	(24,529)	22,868	(58,601)
Stock-based compensation expense	3,940	4,773	15,619	11,794
Gain on extinguishment of debt	(1,651)	—	(1,690)	(10,528)
Loss on disposal of fixed assets	93	11,026	1,105	11,026
Goodwill impairment	—	—	—	40,736
Other impairment	129	9,149	470	15,112
Tax effect of adjustments(4)	(655)	93	(9,140)	9,196
Adjusted net loss	$(26,859)	$(116,846)	$(121,457)	$(367,101)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to income tax benefit reflect the effective income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	6.43	5.00	6.00	5.00
Effective income tax rate	27.43%	26.00%	27.00%	26.00%

(3)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights.
(4)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss attributable to loanDepot, Inc.	$(16,599)	$(60,081)	$(82,950)	$(195,750)
Adjusted net loss	(26,859)	(116,846)	(121,457)	(367,101)
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	175,962,804	162,464,369	173,568,986	151,803,928
Assumed pro forma conversion of weighted average Class C shares to Class A common stock	147,171,089	156,677,534	148,741,661	167,796,888
Adjusted diluted weighted average shares outstanding	323,133,893	319,141,903	322,310,647	319,600,816

Reconciliation of Net Income (Loss) to Adjusted EBITDA (LBITDA) (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(34,262)	$(137,482)	$(175,743)	$(452,623)
Interest expense — non-funding debt(1)	42,504	36,138	128,619	83,671
Income tax benefit	(5,205)	(23,451)	(28,622)	(63,274)
Depreciation and amortization	10,592	10,243	31,339	32,110
Change in fair value of servicing rights, net of hedging gains and losses(2)	702	(24,529)	22,868	(58,601)
Stock-based compensation expense	3,940	4,773	15,619	11,794
Loss on disposal of fixed assets	93	11,026	1,105	11,026
Goodwill impairment	—	—	—	40,736
Other impairment	129	9,149	470	15,112
Adjusted EBITDA (LBITDA)	$18,493	$(114,133)	$(4,345)	$(380,049)
(1)Represents other interest expense, which includes gain on extinguishment of debt and amortization of debt issuance costs, in the Company’s consolidated statement of operations.
(2)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights.

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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Our LHFS, which are held in inventory awaiting sale into the secondary market, and our IRLCs, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at September 30, 2023 was 44 days; and our average holding period of the loan from funding to sale was 30 days for the nine months ended September 30, 2023.

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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the nine months ended September 30, 2023 and 2022, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Stockholder Derivative Litigation

Beginning in October 2021, four shareholder derivative complaints were filed in the United States District Court for the Central District of California against certain of the Company’s directors and officers, alleging, among things, that these defendants breached their fiduciary duties by causing the Company to make the disclosures being challenged in the putative securities class action described above and seeking unspecified monetary damages for the Company and that the Company make certain changes to its corporate governance. These derivative actions subsequently were consolidated into a single action (the “California Federal Action”). The California Federal Action currently is stayed. Beginning in March 2022, two substantially similar shareholder derivative complaints were filed in the United States District Court for the District of Delaware, and then were consolidated into a single action (the “Delaware Federal Action”). The Delaware Federal Action currently is stayed. Beginning in June 2023, three substantially similar shareholder derivative complaints were filed in the Delaware Court of Chancery. Two of the derivative actions were subsequently consolidated into a single action (the “Delaware Chancery Actions”). The third action was voluntarily dismissed. The Company’s response to the Delaware Chancery Action is due on December 13, 2023. The Company believes these lawsuits are without merit. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

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

On July 3, 2023, we issued to stockholders 337,513 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On August 1, 2023, we issued to stockholders 429,303 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On September 1, 2023, we issued to stockholders 202,320 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

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
10.1+
Amended and Restated Credit Agreement, dated as of August 25, 2023, by and among loanDepot.com, LLC, as borrower, Goldman Sachs Bank USA, as Administrative Agent for the financial institutions that may from time to time become parties as Lenders, and the Lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 31, 2023).

10.2+
Amendment No. 5 to Series 2020-VF1 Indenture Supplement, dated as of September 22, 2023, by and among loanDepot Agency Advance Receivables Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent, custodian and securities intermediary, loanDepot.com, LLC as servicer and administrator, JPMorgan Chase Bank, N.A., as administrative agent, and consented to by JPMorgan Chase Bank, N.A., as noteholder of the Series 2020-VF1 Variable Funding Notes. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2023).

10.3+
Amendment No. 5, dated September 25, 2023, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2023).

10.4+
Amendment No. 7, dated September 25, 2023, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2023).

10.5+
Amendment No. 2 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated September 27, 2023, by and among loanDepot.com, LLC, as seller, and JPMorgan Chase Bank, National Association, as purchaser (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 3, 2023).

10.6+
Second Amendment to First Amended and Restated Master Repurchase Agreement, dated September 29, 2023 by and between loanDepot.com, LLC, as seller, and JPMorgan Chase Bank, N.A., as buyer (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 3, 2023).

10.7+
The Joinder to the Amended and Restated Security Agreement, dated September 29, 2023, by and among loanDepot.com, LLC, as borrower, and Flagstar Bank, National Association, as administrative agent on behalf of the lenders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 3, 2023).

10.8
Addendum, dated as of October 23, 2023, to Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021, by and among Bank of America, N.A, loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 27, 2023).

10.9+
Joint Omnibus Amendment No. 4, dated as of November 1, 2023, to the Series 2017-VF1 Repurchase Agreement, Amendment No. 2 to the Series 2021-PIAVF1 Repurchase Agreement, Amendment No. 3 to the Series 2021-SAVF1 Repurchase Agreement, Amendment No. 6 to the Series 2017-VF1 Pricing Side Letter, Amendment No.4 to the Series 2021-PIAVF1 Pricing Side Letter and the Series 2021-SAVF1 Pricing Side Letter by and among Atlas Securitized Products, L.P. as administrative agent, Nexera Holding LLC, as the buyer, and loanDepot, Inc., as seller (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 8, 2023.).

31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.

Exhibit No.	Description
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	iXBRL Document
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema Document.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

LOANDEPOT, INC.

Dated: November 9, 2023	By:	/s/ Frank Martell
	Name:	Frank Martell
	Title:	President and Chief Executive Officer

Dated: November 9, 2023	By:	/s/ David Hayes
	Name:	David Hayes
	Title:	Chief Financial Officer