Form 10-K
period 2023-12-31
loanDepot, Inc.
filed 2024-03-15
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023 the aggregate market value of the registrant’s Common Stock, $0.0001 par value (“common stock”), held by non-affiliates was $122,265,791 based on the closing price as reported on the New York Stock Exchange on that date.
As of March 13, 2024, 84,732,443 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 141,329,339 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2024 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

loanDepot, Inc.
Annual Report on Form 10-K
December 31, 2023

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

Agencies	GSEs, FHA, FHFA and certain other federal governmental authorities
ART	Artemis Management, LLC (direct wholly-owned subsidiary of LD Holdings)
CFPB	Consumer Financial Protection Bureau
ECOA	Equal Credit Opportunity Act
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FIRREA	Financial Institutions Reform, Recovery, and Enforcement Act of 1989
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
Ginnie Mae	Government National Mortgage Association
GSE	Government Sponsored Enterprises, namely Fannie Mae and Freddie Mac
HOEPA	Home Ownership and Equity Protection Act of 1994
HUD	Department of Housing and Urban Development
IRLC	interest rate lock commitments
LD Holdings	LD Holdings Group LLC
LDLLC	loanDepot.com, LLC (direct subsidiary of LD Holdings)
LDSS	LD Settlement Services, LLC (direct wholly-owned subsidiary of LD Holdings)
LHFS	loans held for sale
LTV	loan-to-value
MBA	Mortgage Bankers Association
MBS	mortgage-backed securities
MCS	mello Credit Strategies, LLC (direct wholly-owned subsidiary of LD Holdings)
Mello	mello Holdings, LLC (direct wholly-owned subsidiary of LD Holdings)
MSR	mortgage servicing rights
RESPA	Real Estate Settlement Procedures Act
TBA MBS	to be announced mortgage-backed securities
TILA	Truth in Lending Act
UPB	unpaid principal balance
VA	Department of Veterans Affairs
VIE	Variable Interest Entity

Numerical figures included in this Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

All references to years, unless otherwise noted or indicated by the context, refer to our fiscal years, which end on December 31.

Item 1. Business

Our Company

We are a leading provider of lending solutions that make the American dream of homeownership more accessible and achievable for all, especially the increasingly diverse communities of first-time homebuyers, through a broad suite of lending and real estate services that simplify one of life's most complex transactions. We launched our business in 2010 to disrupt the legacy mortgage industry and make obtaining a mortgage a positive experience for consumers. Our goal is to be the lender of choice for consumers and the employer of choice by being a company that operates on sound principles of exceptional value, ethics, and transparency. We offer a wide variety of loan products and our in-house servicing platform complements our loan origination strategy. We are the fifth largest retail-focused non-bank mortgage originator and the seventh largest overall retail originator (based on data through February 29, 2024, published by Inside Mortgage Finance).

Market Considerations

During 2022 and 2023, the U.S. residential mortgage market experienced the impact of geopolitical risks and inflation, leading the Federal Reserve to raise interest rates and transition from a low-rate to a rising-rate environment. In July 2023, the Federal Reserve increased the Federal Funds rate to a range of 5.25% - 5.50%. Meanwhile, the average rate for a 30-year fixed rate mortgage as reported by the St. Louis Fed continued to increase during the year and peaked in October 2023. The heightened rate environment negatively affected the affordability and loan qualification of homebuyers and decreased demand for refinancing, subsequently influencing mortgage loan origination volumes.

The MBA reported a 29% decline in U.S. annual one-to-four family residential mortgage origination volume from $2.3 trillion in 2022 to $1.6 trillion in 2023, with a 54% decrease in refinance activity. As of December 2023, the MBA forecasts a 22% increase in annual one-to-four family residential mortgage origination projecting to reach $2.0 trillion by the end of 2024. However, existing economic conditions such as market volatility, geopolitical risks, inflation, and uncertainties in the banking sector, contribute to inherent uncertainties in estimates and assumptions.

Vision 2025

In response to the challenges posed by these market dynamics, we introduced our Vision 2025 Plan in July 2022, characterized by four key elements:
1.Transforming our originations business to drive purchase money transactions with an expanded emphasis on purpose-driven lending;
2.Investing in profitable growth-generating initiatives and critical business platforms and processes to support operating leverage and best-in-class quality and delivery;
3.Aggressively right sizing our cost structure to address current and future projected market conditions; and
4.Optimizing and simplifying our organizational structure.

Since the initial announcement, we have made the following strides toward the realization of Vision 2025:

•Exited the wholesale channel: We completed our exit of the wholesale channel, reducing operational complexities and focusing our originations business on direct customer engagement.
•Established NHC Mortgage Joint Venture: In collaboration with National HomeCorp., loanDepot formed NHC Mortgage, the latest in a series of joint ventures for loanDepot that expand the company's reach in the important purchase mortgage market and its strategic focus on increasing and sustaining homeownership in underserved communities.
•Partnered with Habitat for Humanity: As a purpose-driven lender committed to helping more families realize their financial and homeownership goals, loanDepot supports the nonprofit organization on its mission to help Habitat homeowners achieve the strength, stability and independence they need to build a better life for themselves and for their families.

•Transitioned Servicing Portfolio: We transitioned our servicing portfolio to an in-house platform, resulting in a reduction in servicing expenses and allowing direct engagement with our customers, improving service levels and our customers’ homeownership experience.
•Expanded HELOC Platform: After launching our home equity line of credit (“HELOC”) solution in late 2022, we added additional states, broadening the offering to more customers, enhancing our digital presence and customer engagement, and diversifying our revenue base.
•Consolidated Retail and Corporate Locations: We have consolidated our retail and corporate locations, reducing our occupancy related expenses.
•Streamlined Leadership Structure: We centralized management of loan originations and loan fulfillment under senior leaders and reduced management spans to enhance quality and effectiveness.
•Aligned Cost Structure: We have made significant progress toward aligning our cost structure for improved operational efficiency. Total expenses decreased $693.4 million, or 35.6%, for the year 2023 compared to 2022. Non-volume related expenses decreased from $1.5 billion in 2022 to $1.0 billion in 2023. This reduction has been primarily achieved through strategic measures such as headcount reduction, attrition, business process optimization, diminished marketing and third-party spending, and the consolidation of real estate assets. We reduced staffing levels to 4,250 at December 31, 2023 from 5,194 at December 31, 2022 and 11,307 at December 31, 2021. In November 2023, we announced an additional $120 million annualized cost reduction target, including $100 million in non-volume related expenses such as vendor contract termination and renegotiation, optimized marketing spending, and corporate real estate cost reductions, that we expect will benefit our 2024 results.

Products

We have a broad loan product suite including conventional agency-conforming loans, conventional prime jumbo loans, FHA & VA loans, and home equity lines of credit.

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
iv)Home equity lines of credit: we originate home equity lines of credit that are designed to provide homeowners access to efficient capital by accessing the equity that borrowers have accumulated in their homes.

Loan Origination Strategy

We aim to reach a wider audience and provide a seamless customer experience through our streamlined organization and digital-first approach. Using our brand, technology, and data, we connect with customers through various channels, including digital and direct marketing, realtor relationships, joint ventures, and referral partners. Our proprietary technology platform, mello®, plays a role in improving the mortgage process by applying intelligent underwriting parameters for automated loan determination. This approach prioritizes efficiency and responsiveness, directing leads to either in-house or in-market loan officers, or our digital self-service platform, based on consumer needs and preferences.

Consumer Direct: Our consumer direct platform leverages our centralized operations centers and algorithms to generate rate quotes in seconds. Customers can independently complete the mortgage application process digitally, often without human interaction. Real-time assistance is available when needed from our sales force. Mortgages from our digital and call center operations are primarily focused on refinancing.

In-Market Loan Officers: We originate loans through dedicated in-market loan officers nationwide, who build and maintain local customer relationships with real estate agents and builders and are often supplemented by leads developed from our enterprise wide marketing. Our technology platform serves as a lead generation tool for these loan officers, particularly focusing on purchase originations.

Joint Ventures and Other Referral Partners: We've formed joint ventures with national home builders and affinity partners, aiming to offer integrated mortgage products. This approach reduces acquisition costs compared to our other channels. Our collaboration with home builders in this channel emphasizes a high percentage of purchase originations. Additionally, we source originations through direct referrals from our partners' customer interactions and user interface.

Servicing

Servicing involves collecting loan payments, sending principal and interest payments to investors, managing escrow funds for mortgage-related expenses like taxes and insurance, conducting loss mitigation activities on behalf of investors, and administering our mortgage loan servicing portfolio in compliance with state and federal regulations. Unlike origination and sale, servicing revenues are recurring in nature and repeat throughout the life of the underlying mortgage loan. In February 2023, we completed the transition of our servicing portfolio to our in-house platform. For the years ended December 31, 2023 and 2022 we retained servicing rights on 66% and 65% of loans sold, respectively. We service loans on behalf of investors or owners of the underlying mortgages, and because we do not generally hold loans for investment purposes, our loss exposure is limited to investor guidelines regarding the servicing of delinquent loans. As of December 31, 2023, we serviced 496,894 customers with $145.1 billion in UPB of residential mortgage loans, 82% of which was associated with FICO scores above 680. Our servicing portfolio is comprised of 65% Agency MSRs associated with mortgage loans that conform to the guidelines set forth by GSEs, and 28% Government MSRs associated with mortgage loans that are insured or guaranteed by government agencies, primarily through Ginnie Mae mortgage-backed securities.

Our servicing portfolio and in-house capabilities complement our loan origination strategy. In addition to fees we earn from servicing the loans, we also derive value from the ability to “recapture” the subsequent refinance or purchase mortgage business of borrowers in the servicing portfolio. The value of the recapture business is comprised of both the gain on sale revenue from the origination and with lower marketing expenses than a non-recapture origination. Our preliminary organic refinance consumer direct recapture rate for the year ended December 31, 2023 was 66%. We define organic refinance consumer direct recapture rate as the total UPB of loans in our servicing book that are paid in full for purposes of refinancing the loan on the same property, with the Company acting as lender on both the existing and new loan, number divided by the UPB of loans in our servicing book that are paid in full for the purpose of refinancing the loan on the same property.

Ancillary Business

Settlement Services. LDSS is our captive title and escrow business. Title insurance is one of the most significant pieces of a real estate transaction, with vast potential to be digitized and better integrated with our lending operation.

Real Estate Services. mello Home Services, LLC is our wholly-owned captive real estate referral business. A large portion of our purchase-oriented customer leads have not yet selected a realtor, thus affording us the opportunity to provide a more integrated customer service between the two key home-buying functions, as well as capture ancillary revenue in a RESPA-compliant manner.

Insurance Services. mello Insurance Services, LLC is our wholly-owned captive insurance broker established to sell homeowners and other consumer insurance policies to loanDepot’s customers who typically do not have a quote at the time of loan application.

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

Liquidity is crucial to the overall success of our business and is primarily managed by our treasury and capital markets teams. We have historically maintained liquidity levels that are designed to allow us to fund our loan origination business, manage our day-to-day operations and protect us against foreseeable market risks. Our sources of liquidity include loan funding warehouse facilities, MSR and servicing advance facilities, off-balance sheet gestation facilities, as well as cash on hand. As of December 31, 2023, we had $660.7 million of cash and cash equivalents, along with $3.1 billion of loan funding capacity across eight credit facilities, of which $1.9 billion was outstanding. Our $3.1 billion loan funding capacity was comprised of maturities staggered throughout 2024.

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
•brand recognition and trust;
•product selection; and
•effectiveness of customer acquisition.

We believe we compete favorably on the basis of our proprietary technology, diversified customer acquisition model and origination channels, scale, brand, and broad suite of products. We have increased our originations market share from 1.0% in 2014 to 1.4% for the year ended December 31, 20231 and we believe our strong consumer brand and proprietary technology platform have positioned us to continue gaining additional share.

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

We employ an in-house team of lawyers and other professionals dedicated to legal, regulatory and compliance related matters. Our compliance functions sit independently of our production operations from a reporting perspective, which allows for autonomy. However, our compliance department also works alongside the production areas of our organization on a day-to-day basis, which enables our compliance function and business units to collaborate and work more efficiently. We regularly and
1 Total market originations based on data as of December 2023, from the Mortgage Bankers Association.

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
•Regulation N (the Mortgage Acts and Practices Advertising Rule), which prohibits deceptive claims in mortgage advertising and other commercial communications;
•Regulation AB under the Securities Act, which requires registration, reporting and disclosure for MBS;
•the Secure and Fair Enforcement for Mortgage Licensing Act, commonly known as the SAFE Act, which is designed to enhance consumer protection and reduce fraud by requiring states to establish minimum standards for the licensing and registration of state licensed mortgage loan originators;

•the CCPA, which provides California consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers, as well as other state privacy laws;
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

Other Laws

We are subject to various other laws, including employment laws related to hiring practices and termination of employees, wage and hour laws, health and safety laws, environmental laws and other federal, state and local laws in the jurisdictions in which we operate. We are also subject to a variety of regulatory and contractual obligations imposed by the GSEs, Ginnie Mae, the VA, the FHA, and others.

Human Capital

Our People As of December 31, 2023, we had 4,250 employees, all of whom are based in the United States. As of December 31, 2023, we also employed 1,047 full-time contractors. None of our employees are represented by a labor union and we consider our employee relations to be good. As of December 31, 2023, our workforce was 54.3% female and 45.7% male, and the ethnicity of our workforce was 58.2% White, 18.4% Hispanic or Latino, 9.4% Asian, 9.3% Black or African American, and 4.7% other (which includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, and “Two or More Races”).

Diversity and Inclusion We achieve success by serving a diverse customer base and recruiting employees of all backgrounds and nationalities. We believe diversity in our workforce and an inclusive culture that supports equal opportunities to be essential to our success and remain committed to maintaining such a focus in our hiring and retention efforts. In order to successfully achieve these goals we have worked to educate employees and leadership on these essential topics. Our efforts include mandated harassment prevention training for employees and managers that meet the guidelines of various state requirements for states in which we operate. In addition, all newly hired or promoted managers are invited to manager sessions that incorporate a few of our core values, including ethics and integrity, taking care of our people, and excellence.

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

Intellectual Property

As of December 31, 2023, we hold 32 registered United States trademarks and 26 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as three issued United States patents and 11 United States patent applications. We do not otherwise rely on any registered copyrights or other forms of registered intellectual property. Our other intellectual property rights consist of unregistered copyrights, trade secrets, proprietary know-how and technological innovations that we have developed to maintain our competitive position.

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
•Cyberattacks, information or security breaches and technology disruptions or failures, of ours or of our third-party vendors, could damage our business operations, increase our costs adversely affect our business.
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

In July 2022, we announced our Vision 2025 plan designed to address current and anticipated mortgage market conditions by (i) increasing our focus on purchase transactions while servicing increasingly diverse communities across the country, (ii) executing on previously announced growth-generating initiatives including our HELOC offering, (iii) centralizing management of loan originations and loan fulfillment to enhance quality and effectiveness, and (iv) aggressively right sizing our cost structure by targeting approximately $375 million to $400 million in annualized cost reductions by December 31, 2022. By the end of December 31, 2022, we achieved annualized non-volume related cost reductions of over $500 million primarily by reducing staffing levels from 5,194 at December 31, 2022, to 4,250 at December 31, 2023, and implementing business process optimization, growth generating initiatives, and other cost-saving measures. In November 2023, we announced an additional $120 million annualized cost reduction target. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operations from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings through headcount reduction, attrition, business process optimization, reduced marketing and third-party spending, and real estate consolidation, our operating results, financial condition, cash flows and competitive position may be materially adversely affected. We also cannot guarantee that we will not have to undertake additional staffing reductions or strategic reorganization activities in the future.

Furthermore, staffing reductions that occurred in fiscal 2023 could create an additional risk of claims being made on behalf of affected employees. Any alleged violation of applicable wage laws or other labor or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties, which could have a materially adverse effect on our reputation, business, operating results and prospects. While staffing reductions have not resulted in a significant increase in claims or costs to date, responding to existing and additional possible proceedings may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

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

Our loan originations, particularly our refinance mortgage loan volume, are dependent on interest rates and typically decline if interest rates increase. During fiscal 2022 and part of 2023, in response to increased inflation, the Federal Reserve raised interest rates significantly. The resulting increase in mortgage interest rates have impacted mortgage transaction volumes in 2023 and as a result, our revenue decreased and we experienced net losses for fiscal 2023. Our loan origination activities are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, slow growth in the level of new home purchase activity, inadequate inventory of homes for sale or reductions in the overall level of refinancing activity can impact our ability to grow our loan origination volume, and we may be forced to accept lower margins in order to continue to compete and keep our volume of activity consistent with past or projected levels.

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

We have derived substantially all of our revenue from originating, selling and servicing traditional mortgage loans. Efforts to expand into new consumer products, such as HELOCs, insurance, real estate services, or other products consistent with our business purpose, may not succeed and may reduce expected revenue growth. Furthermore, we incur expenses and expend resources upfront to develop, acquire and market new products and platform enhancements to incorporate additional features, improve functionality or otherwise make our products more desirable to consumers. New products and services must achieve high levels of market acceptance in order for us to recoup our investment in developing and bringing them to market. If we are unable to grow our revenues or if our margins become compressed, then our business, financial condition and results of operations could be adversely affected.

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

If our new and recently launched products do not achieve adequate acceptance in the market, our competitive position, revenue and operating results could be harmed. The adverse effect on our financial results may be particularly acute because of the significant development, marketing, sales and other expenses we will have incurred in connection with the new products or enhancements before such products or enhancements generate sufficient revenue. Additionally, we can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new and recently launched products. Our investment of resources to develop new products may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products.

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

We rely on both our proprietary technology and third-party developed technology to make our platform available to clients, evaluate loan applicants, service loans, and enable greater operational efficiency. In addition, we may increasingly rely on technological innovation as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and lending processes. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior client experience, the demand for our products and services may decrease as operational costs may increase. Further, the failure of certain technological enhancements to reduce our cost of production could have an adverse effect on our business, financial position and results of operations.

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

Additionally, reputational risk, or the risk to our business, results of operations and financial condition from negative public opinion, is inherent in our business. Negative public opinion can result from actual or alleged conduct by our employees or representatives in any number of activities, including lending and debt collection practices, cybersecurity incidents, marketing and promotion practices, corporate governance and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion could erode trust and confidence and damage our reputation among existing and potential customers. In turn, this could decrease the demand for our products, increase regulatory scrutiny and detrimentally affect our business.

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

One of the focuses of our origination efforts is retention, which involves actively working with existing customers to refinance their mortgage loans with us instead of another residential mortgage originator of mortgage loans. Customers who refinance have no obligation to refinance their loans with us and may choose to refinance with a competitor. Additionally, we may elect not to refinance an existing customer’s mortgage loan due to a number of reasons, including, but not limited to, the customer’s inability to meet our eligibility requirements. If customers refinance with a competitor, this decreases the profitability of our retained servicing portfolio because the original loan will be repaid prematurely, and we will not have an opportunity to earn further servicing fees after the original loan is paid in full. If we are not successful in retaining our existing loans that are refinanced, our servicing portfolio will become increasingly subject to run-off, which could have a material adverse effect on our consolidated financial position, results of operations or cash flow.

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

We employ various economic hedging strategies that utilize derivative instruments to mitigate the interest rate and fall-out risks that are inherent in many of our assets, including our IRLCs, our LHFS and our MSRs. Our derivative instruments, which currently consist of forward sale contracts, interest rate swap futures, and put options on treasuries are accounted for as free-standing derivatives and are included on our consolidated balance sheet at fair market value. Our operating results may suffer because losses on derivatives we enter into may not be offset by changes in the fair value of the related hedged transaction.

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

A substantial portion of our aggregate mortgage loan origination is secured by properties concentrated in the states of California, Texas and Florida, and properties securing a substantial portion of our outstanding UPB of mortgage loan servicing rights portfolio are located in California, Texas, Florida, Virgina, Washington and Arizona. During the global financial crisis of 2007-2008 (the “Financial Crisis”), the states of California and Florida experienced severe declines in property values and a disproportionately high rate of delinquencies and foreclosures relative to other states. To the extent that the states of California, Florida, Texas, Virginia, Washington and New York experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans that we service in those states may decrease the value of our servicing rights and adversely affect our lending business. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could materially adversely affect our business, financial condition and results of operations.

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

Repurchased loans typically can only be resold at a discount to their repurchase price. Due in large part to current market conditions, we have experienced and may continue to experience increased severity of losses on repurchased loans or loans subject to repurchase that were originated at interest rates lower than currently prevailing rates. Additionally, certain investors may no longer offer alternatives to repurchase that could help to mitigate losses on repurchased loans. To recognize these potential indemnification and repurchase losses, we have recorded estimated loan loss obligations for loans sold of $32.0 million and $70.8 million at December 31, 2023 and 2022, respectively. Our liability for repurchase losses is assessed quarterly. Although not all mortgage loans repurchased are in arrears or default, as a practical matter most have been. Factors that we consider in evaluating our reserve for such losses include default expectations, actual and expected investor repurchase demands (influenced by, among other things, current and expected mortgage loan file requests and mortgage loan insurance rescission notices) and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the mortgage loan satisfies the investor’s applicable representations and warranties), reimbursement by third-party originators and projected loss severity. Also, although we re-evaluate our reserves for repurchase losses each quarter, evaluations of that sort necessarily are estimates and there remains a risk that the reserves will not be adequate.

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
•our cost to service the loans;
•ancillary fee income; and
•amounts of future servicing advances.

Our mortgage servicing rights are capitalized at fair value for purposes of financial reporting. We also benchmark these valuations to external, third-party valuations. The valuation models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of servicing rights are complex because of the high number of variables that drive cash flows associated with servicing rights. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of the assumptions and the results of the models utilized in such valuations.

If loan delinquencies or prepayment speeds are higher than anticipated or other factors perform worse than modeled, the recorded value of our servicing rights would decrease, which would adversely affect our financial condition and results of operations.

The performance of our prior subservicer to effectively service our portfolio of MSRs, mortgage loans and other loan products, could materially and adversely affect us.

On February 1, 2023, we completed the transfer of servicing operations from Cenlar FSB (“Cenlar”) and brought the servicing of all MSRs in-house. However, Cenlar was our primary subservicer from 2012 through March 2022, and our subservicer until February 1, 2023. Notably, on October 26, 2021, Cenlar entered into a consent order with its regulator, the Office of the Comptroller of the Currency, regarding an alleged failure to establish effective controls and risk management practices related to its mortgage servicing and subservicing activities. When Cenlar serviced our loans on our behalf, there were a number of factors out of our control that could have a negative impact on Cenlar’s ability to effectively service our portfolio and to satisfy their contractual obligations to us. These included both intentional actions Cenlar took in running their businesses such as management of staffing levels and the number of customers serviced, and the occurrence of external events, including, but not limited to regulatory changes, enforcement actions, and natural disasters that may have posed challenges to Cenlar. The failure on Cenlar’s part to effectively service our portfolio of MSRs in the past could result in residual, regulatory, operational and litigation risk which could adversely impact our business, financial condition, liquidity and results of operations. Our current servicing operations also could be required to address any past servicing concerns on behalf of Cenlar, which also could result in regulatory, operational and litigation risk.

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

For mortgage loans, during any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our servicing rights to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or foreclosure or a liquidation occurs. If the home value decreases and the property is sold in foreclosure or is real estate owned, we may not recover some or all of our advance funds. If we are required to advance funds in excess of amounts that we are able to fund at that time, we may not be able to fund these advance requests, which could materially and adversely affect our mortgage loan servicing activities and our status as an approved servicer by Fannie Mae and Freddie Mac and result in our termination as an issuer and approved servicer by Ginnie Mae. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations. As our servicing portfolio continues to age, defaults might increase as the loans age, which may increase our costs of servicing and could be detrimental to our business. Market disruptions, natural disasters or economic downturns which may necessitate the offering of a temporary period of forbearance for customers unable to pay on certain mortgage loans may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans.

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

With respect to mortgage loans, the likelihood of delinquencies and defaults, and the associated risks to our business, including higher costs to service such mortgage loans and a greater risk that we may incur losses due to repurchase or indemnification demands, may change as mortgage loans season, or increase in age. Newly originated mortgage loans typically exhibit low delinquency and default rates as the changes in economic conditions, individual financial circumstances and other factors that drive borrower delinquency often do not appear for months or years. The delinquency rate and defaults of the loans underlying the servicing rights portfolio, in particular FHA insured loans, have increased in the last year and may continue to increase as the portfolio continues to season, but we may not accurately predict the magnitude of this impact on our results of operations. In addition, it may be difficult to compare our business to our mortgage loan originator competitors. Such competitors may have better ability to model delinquency and default risk and may have a better ability than we do in establishing appropriate loss reserves based on their longer operating histories. Any inadequacy of our loss reserves established for delinquencies and defaults may result in future financial restatements or other adverse events.

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

MERSCORP, Inc. maintains an electronic registry, referred to as the MERS®System, which tracks servicers, ownership of servicing rights and ownership of mortgage loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We have in the past and intend to continue to use MERS as a nominee. The MERS®System is widely used by participants in the mortgage finance industry.

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

We are also subject to the risk of fraudulent activity associated with the origination of loans, and this risk is compounded with recent advancements in technology innovation such as artificial intelligence (“AI”) which has the ability to make fraud schemes more sophisticated. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, increased losses, and negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

Our underwriting guidelines may not be able to accurately predict the likelihood of defaults on some of the mortgage loans in our portfolio.

We originate and sell Agency-eligible and non-Agency-eligible residential mortgage loans. Agency-eligible loans are underwritten in accordance with guidelines defined by the Agencies, as well as additional requirements in some cases, designed to predict a borrower’s ability and willingness to repay and reduce origination risk. In spite of these standards, our underwriting guidelines may not always correlate with mortgage loan defaults. For example, FICO scores, which we obtain on a substantial majority of our loans, purport only to be a measurement of the relative degree of historical risk a borrower represents to a lender (i.e., that a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score). While we seek to consider these risks in our reserve assumptions and pricing, underwriting guidelines cannot predict all future events or other occurrences such as life events, natural disasters, pandemics, a change in the borrower’s employment, financial condition or other negative local or macroeconomic conditions, including but not limited to, increased property tax rates and increased costs for homeowners’ insurance. For example, two of the most common reasons for a default on a mortgage loan: loss of employment and serious medical illness. Any increase in default rates could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

We have significant vendors that, among other things, provide us with financial, technology and other services to support our loan servicing and originations activities. Our servicing vendors help us provide escrow services, print vendor, loss mitigation, foreclosure and bankruptcy services. In the event that a vendor’s activities do not comply with the applicable servicing criteria, we could be exposed to liability as the servicer and it could negatively impact our relationships with our servicing customers or regulators, among others. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. If a vendor fails to comply with applicable legal requirements on our behalf, or provide to us the services we are contractually owed, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations. If a vendor we rely on is unable to provide services expected to us, as a result of their own lack of operational resilience measures, we may experience operational impacts, including business disruption.

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

The experience of our senior management is a valuable asset to us. Our management team has significant experience in the residential mortgage loan production and servicing industry and the investment management industry, and, therefore, we are particularly dependent on retaining members of our management with such critical capabilities. If we are unable to do so, our ability to maintain relationships with counterparties and other third parties, operate, innovate and generate new business could be jeopardized, any of which could negatively impact our business, financial condition, and results of operations. We also depend on identifying, developing and retaining top talent to innovate and lead our businesses. In addition, our incentive compensation plans are intended to reward high-performing individuals for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives does not materialize because of volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the personnel we need to operate could be adversely affected. The inability to fill vacancies in our senior executive positions on a timely basis could adversely affect our ability to implement our business strategy, which could negatively impact our results of operations. Additionally, the understanding of talent available with the appropriate expertise and development of succession planning for key positions is imperative to ensure business continuity.

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

Cyberattacks, information or security breaches and technology disruptions or failures, including failure of internal operational or security systems or infrastructure, or other cybersecurity incidents of ours or of our third-party vendors, have and may in the future damage our business operations and increase our costs, which have and may in the future materially adversely affect our business, financial condition and results of operations.

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

We and our third-party vendors may not be able to anticipate or implement effective preventive measures against all cybersecurity incidents, such as security breaches or unauthorized access of our information technology systems or the information technology systems of third-party vendors that receive, process, retain and transmit electronic information on our behalf. The techniques used to obtain unauthorized, improper or illegal access to our systems and those of our third-party vendors, our data, our employees’ customers’ and loan applicants’ data or to disable, degrade or sabotage service are constantly evolving, and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not recognized or detected until after they have been launched and security attacks can originate from a wide variety of sources, including employees or third parties such as computer hackers, persons involved with organized crime or associated with external service providers, or foreign state or foreign state-supported actors. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our borrowers. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings.

Cybersecurity risks have significantly increased in recent years. We and our third-party vendors that collect, store, process, retain and transmit confidential or sensitive information, including borrower personal and transactional data or employee data (including service providers located offshore who conduct support services for us), are vulnerable as targets of unauthorized parties using malicious code and viruses or otherwise attempting to breach the security of our or our vendors’ systems and data. We and our third-party vendors have in the past and may in the future experience system disruptions and failures caused by software failure, fire, power loss, telecommunications failures, employee misconduct, human error, unauthorized intrusion, security breaches, acts of vandalism, traditional computer hackers, computer viruses and disabling devices, phishing attacks, malicious or destructive code, denial of service or information, natural disasters, health pandemics and other similar events, which may result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary or other sensitive information of ours, our employees or customers, and otherwise interrupt or delay our ability to provide services to our customers. For example, we experienced a cybersecurity incident in January 2024 that resulted from unauthorized access to our systems (as described further in Item 1C. Cybersecurity) (the “Cybersecurity Incident”). Developments in technological capabilities and the implementation of technology changes or upgrades could also result in a compromise or breach of the technology that we use to protect our employees’ and customers’ personal information and transaction data. Although we have established, and continue to establish on an ongoing basis, defenses to identify and mitigate cybersecurity incidents, any loss, unauthorized access to, or misuse of confidential or personal information could disrupt our operations, damage our reputation, increased costs to prevent, respond to, or mitigate cybersecurity incidents, and expose us to claims from customers, financial institutions, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. Any of the foregoing may be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. Further, the continuing and evolving nature of cybersecurity incidents has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements related to cybersecurity, we may be required to expend significant additional resources to meet such requirements.

A successful penetration, compromise, breach or circumvention of the security of our or our third-party vendors’ information technology systems through electronic, physical or other means, or a defect in the integrity of our or our third-party vendors’ systems or cybersecurity has in the past and could in the future have a material negative impact on our business, including through significant disruption of our operations, misappropriation of our proprietary, confidential or sensitive information, including personal information of our borrowers or employees, damage to our computers or operating systems and to those of our borrowers and counterparties, and subject us to significant costs, litigation, disputes, reporting obligations, regulatory action, investigation, fines, penalties, remediation costs, damages and other liabilities. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our borrowers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, and diversion of management attention, all of which could materially adversely affect our business, financial condition and results of operations.

We face litigation and legal proceedings that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.

We are routinely and currently involved in legal proceedings concerning matters that arise in the ordinary course of our business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. These actions and proceedings are generally based on alleged violations of consumer protection, employment, contract, securities and other laws.

For instance, beginning in September 2021, a later consolidated class action lawsuit alleging violations of the federal securities laws was filed against the Company and certain of its directors and officers, regarding certain disclosures made in connection with the Company’s IPO. Additionally, derivative lawsuits related to the Company’s IPO have been filed. Also, on December 24, 2020, we received a demand letter from one of the senior members of our operations team asserting, among other things, allegations of loan origination noncompliance and various employment related claims, including allegations of a hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. While the Company’s management believes there are substantial defenses to these allegations, these legal matters resulted in, and may continue to result in, substantial costs and a diversion of our management’s attention and resources, and any associated negative publicity could negatively affect our future business and results of operations. For further details on these matters and other legal proceedings, see “Item 3 - Legal Proceedings” and “Note 19- Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.”

Further, our share price has been, and may in the future be, volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Such lawsuits are expensive to defend, and may divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.

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

The terrorist attacks on September 11, 2001, disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts, such as the war involving Russia and Ukraine, the conflict in Israel and surrounding areas including the actions in the Red Sea region, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

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

From time to time, areas of the United States may be affected by flooding, severe storms, hurricanes, landslides, wildfires, mudslides, earthquakes or other natural disasters, which may be exacerbated by the effects of climate change. For instance, properties in California may be particularly susceptible to certain types of uninsurable hazards, such as earthquakes, floods, mudslides, wildfires and other natural disasters, properties in Florida, Georgia, South Carolina and North Carolina may be particularly susceptible to certain types of uninsurable hazards, such as hurricanes, and properties located in Texas, North Carolina, South Carolina, Louisiana and Mississippi may be particularly susceptible to damage by flooding. The Agencies or investors may be unwilling to reimburse for losses experienced with the property disposition and associated losses on sales in connection with material natural disasters. Additionally, such material natural disasters could disrupt or displace members of our workforce, which would affect our ability to operate our business in the ordinary course.

The lasting impacts of the COVID-19 pandemic still pose unique challenges to our business and could adversely impact our ability to originate mortgages, our servicing operations and our employees.

The COVID-19 pandemic had a significant impact on the national economy and its impacts are still felt in the communities in which we operate. Although the impact of COVID-19 on our business has been immaterial so far, such effects contributed to a challenging macroeconomic environment, which adversely affected our business and results of operation. Furthermore, at the height of the pandemic, federal, state and local executive, legislative and regulatory responses evolved quickly, were not consistent in their scope or application, and were subject to change without advance notification. This included compliance obligations imposed by the CARES Act and investors with respect to our mortgage servicing activities, and those of our prior subservicer, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions. While many pandemic-related protections have expired, federal and state agencies may continue to assess industry compliance with those obligations.

Risks Related to Our Intellectual Property

We may be unable to sufficiently obtain, maintain, protect and enforce our intellectual property and proprietary rights and we may encounter disputes from time to time relating to our use of the intellectual property of third parties.

We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and confidentiality procedures and contractual provisions with employees and third parties to protect our intellectual property and proprietary rights. As of December 31, 2023, we hold 32 registered United States trademarks and 26 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as seven United States patent applications. Nonetheless, as new challenges with respect to intellectual property protection arise, we cannot assure you that these measures will be adequate to protect our intellectual property and proprietary rights that we have secured, that we will be able to secure appropriate protections for all of our intellectual property and proprietary rights in the future, or that third parties will not misappropriate, infringe upon or otherwise violate our intellectual property or proprietary rights, particularly in foreign countries where laws or enforcement practices may not protect our intellectual property and proprietary rights as fully as in the United States. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized third parties may attempt to disclose, obtain, duplicate, copy or use proprietary aspects of our technology, curricula, online resource material, and other intellectual property. Our management’s attention may be diverted by these attempts, and we may need to expend funds in litigation or other proceedings to protect our intellectual property proprietary rights against any infringement, misappropriation or violation. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

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

Our results of operations are materially affected by conditions in the mortgage loan and real estate markets, the financial markets and the economy generally, including inflation fluctuations, interest rates, consumer confidence and demand. Continuing concerns about inflation, rising interest rates, energy costs, geopolitical issues (including the potential for increased tensions between the United States and Russia resulting from the war involving Russia and Ukraine, the conflict in Israel and surrounding areas including the actions in the Red Sea region), political gridlock on United States federal budget matters including full or partial government shutdowns, trade wars, pandemic(s) and the availability and cost of credit have and could continue to contribute to increased volatility and diminished expectations for the economy and markets going forward. As a result of such macroeconomic conditions, including elevated interest rates, loan origination activity significantly declined in fiscal 2023 and is expected to remain muted through 2024. This has resulted in a substantial decrease in our revenues and we incurred a net loss in fiscal 2023.

Our earnings have decreased and may continue to be adversely affected because of elevated interest rates.

We generate a sizeable portion of our revenues from loans we make to clients that are used to refinance existing mortgage loans. Generally, the refinance market experiences significant fluctuations. As interest rates rise, refinancing volumes generally decrease as fewer consumers are incentivized to refinance their mortgages. As interest rates rose in 2022 and 2023, refinancing volumes decreased. As a result, our revenues decreased substantially and we experienced net losses for fiscal years 2022 and 2023. Higher interest rates may also reduce demand for purchase mortgage loans as home ownership becomes more expensive, though demand for purchase money mortgage loans are expected to increase in 2024 (based on a report published by the MBA dated February 20, 2024). Higher interest rates may reduce demand for our home equity lines of credit. Decreases in interest rates can also potentially adversely affect our business as the stream of servicing fees and, correspondingly the value of servicing rights, decreases as interest rates decrease.

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

The level of home prices and home price appreciation affects performance in the mortgage loan industry. For example, during the financial crisis that occurred between 2007 and 2011, falling home prices across the United States resulted in higher LTV ratios, lower recoveries in foreclosure and an increase in loss severity above those that would have been realized had property values remained the same or continued to increase. There is a risk that housing prices decline, reducing borrower equity and incentive to repay. Additionally, adverse macroeconomic conditions may reduce borrowers’ ability to pay. Further, if rates continue to rise, borrowers with adjustable rate mortgage loans may face higher monthly payments as the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates. All of these factors could potentially contribute to an increase in mortgage loan delinquencies and correspondingly, defaults and foreclosures.

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

The future of the GSEs and the role of the Agencies in the U.S. mortgage markets are uncertain. In 2008, Fannie Mae and Freddie Mac experienced catastrophic credit losses and were placed in the conservatorship of the FHFA. As a result, housing finance reform continues to be an ongoing topic of discussion. The roles of the GSEs (including as insurers or guarantors of MBS) could be eliminated, or significantly reduced as a consequence of Congressional or administrative reforms. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase requests and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other seller/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans through our loan production segment, and the performance, liquidity and market value of our investments. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations.

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

The Agencies require us to follow specific guidelines, which may be changed at any time. The Agencies have the ability to provide monetary incentives for loan servicers upon the performance of specific tasks that conform to their requirements and to assess penalties for those that do not, including compensatory penalties against loan servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings and other breaches of servicing obligations. We generally cannot negotiate the terms of these guidelines nor predict the penalties that the Agencies might impose for a failure to comply with those guidelines. Any failure by us to perform within Agency guidelines could materially adversely affect us. The Agencies, as well as their regulator, the FHFA, also have authority to approve or limit the number of their loans that may be transferred to or from our servicing portfolio, which may impact our ability to grow our existing mortgage servicing operation.

We are required to follow specific guidelines that impact the way that we originate and service Agency loans, including guidelines with respect to:

•credit standards for mortgage loans;
•managing prepayment speeds commensurate with that of our peers;
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

We are subject to the regulatory, supervisory and enforcement authority of the CFPB, which has oversight of non-depository mortgage lending and servicing institutions. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including HMDA, ECOA, TILA and RESPA and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay and “Qualified Mortgage” standards and other origination standards and practices as well as servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgments, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. The CFPB has also amended provisions of HOEPA regarding the determination of high-cost mortgages, and of Regulation B, to implement additional requirements under the ECOA with respect to valuations, including appraisals and automated valuation models. The CFPB has also issued guidance to loan servicers to address potential risks to borrowers that may arise in connection with transfers of servicing. Additionally, through bulletins 2012-03 and 2016-02, the CFPB has increased the focus on lender liability and vendor management across the mortgage and settlement services industries, which may vary depending on the services being performed.

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

The CFPB also has broad enforcement powers, and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and, when necessary, has assessed civil money penalties to parties the CFPB determines have violated the laws and regulations it enforces. Our failure to comply with the federal consumer protection laws, rules and regulations to which we are subject, whether actual or alleged, could expose us to enforcement actions or potential litigation liabilities.

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

Additional regulatory uncertainty now exists as a result of a decision issued by the United States Court of Appeals for the Fifth Circuit on October 19, 2022, which is currently under review by the United States Supreme Court, striking down a CFPB rulemaking as a result of its conclusion that the funding structure for the CFPB violates the Appropriations Clause of the U.S. Constitution. Because all CFPB rulemakings depend on the expenditure of CFPB funds, there is a risk that prior CFPB activities, including the promulgation of regulations impacting the mortgage market and upon which lenders, such as the Company, have relied in conducting their activities, may also be deemed unconstitutional.

The Financial Stability Oversight Council (“FSOC”) has recommended that federal and state regulators strengthen the prudential regulation of nonbank mortgage origination and servicing companies and has issued guidance describing the process FSOC would follow if it were to consider making a determination to subject a nonbank financial company to supervision by the Board of Governors of the Federal Reserve System and prudential standards. The FSOC has also been conducting a review of the secondary mortgage market focused on the regulation of the GSEs. Additionally, the Conference of State Bank Supervisors (“CSBS”) has issued a proposal for enhancing regulatory prudential standards for nonbank mortgage servicers subject to licensing and supervision by state financial regulators. The CSBS prudential regulatory proposal includes standards for capital, liquidity, risk management, data standards and integrity, data protection and cyber risk, corporate governance, servicing transfer requirements, and change of control requirements. To the extent that the FSOC and other regulators move forward with new prudential reforms of nonbank mortgage originators or servicers (including designating nonbank mortgage companies for heightened prudential regulation by the Federal Reserve), the markets they serve, or the secondary mortgage market, it could materially affect the operating costs, competitiveness, business plan, and prospects of our business.

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

Antidiscrimination statutes and regulations, including the Fair Housing Act, Equal Credit Opportunity Act (“ECOA”), and other federal and state fair lending laws, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, ethnicity, gender and national origin. Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions relating to protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals). The CFPB has also taken the position that it has authority under the Consumer Financial Protection Act to identify, prohibit and prosecute discrimination as an unfair, deceptive, or abusive act or practice to target discriminatory conduct, even where fair lending laws, such as ECOA, may not apply. Federal regulators and consumer advocates have also recently expressed concerns of biased appraisal practices throughout the industry, and are investigating claims of consumer complaints. Although the Company, as a lender, does not control the appraisal process, it may be involved in litigation and borrower claims regarding appraisal bias.

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

The SCRA provides relief to servicemembers who enter active military service (Army, Navy, Air Force, Marines, Space Force and Coast Guard), to servicemembers in the reserve component when serving on active duty, to servicemembers of the commissioned corps of the National Oceanic and Atmospheric or Public Health Services, or to servicemembers in the National Guard mobilized under federal orders for more than 30 days who are called to active duty after the origination of their mortgage loan. The SCRA provides generally that a servicemember who is covered by the SCRA may not be charged interest on a mortgage loan in excess of 6% per annum during the period of the servicemember’s active duty (plus one additional year after the end of active duty) along with other servicing related benefits. The DOJ and federal regulators have entered into significant settlements with a number of loan servicers alleging violations of the SCRA. Some of the settlements have alleged that the servicers did not correctly apply the SCRA’s 6% interest rate cap, while other settlements have alleged that servicers did not comply with the SCRA’s foreclosure and default judgment protections when seeking to foreclose upon a mortgage loan note or collect payment of a debt. Recent settlements indicate that the DOJ and federal regulators broadly interpret the scope of the substantive protections under the SCRA and are moving both to identify instances in which loan servicers have not complied with the SCRA. Alleged SCRA non-compliance has been a focal point of the National Mortgage Settlement by the DOJ as well as the Independent Foreclosure Review jointly supervised by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve, and several additional SCRA-related settlements continue to make this a significant area of scrutiny for both regulatory examinations and public enforcement actions.

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

We are also subject to a variety of other local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information. This includes the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and provides California consumers with privacy rights such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data are maintained about them, and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA allows consumers to submit verifiable consumer requests regarding their personal information and requires our business to implement procedures to comply with such requests. The California Attorney General issued, and subsequently updated, proposed regulations to further define and clarify the CCPA. Most recently, the California Privacy Rights Act (“CPRA”), an amendment to the CCPA, became effective on January 1, 2023. The CPRA significantly modified the CCPA by adding additional consumer privacy rights and obligations and expanded these rights to employees and obligations over employee data, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses to comply. While the CCPA, as amended by the CPRA, maintains the exemptions for data subject to GLBA, and those exemptions cover the majority of our transactional data, the law also established a new agency, the CPPA, to implement and enforce the law. The impact of this law and its corresponding regulations, future enforcement activity and potential liability is unknown. Additionally, without the passing of an overarching privacy law by Congress, an increasing number of states enacted or have pending comprehensive privacy legislation becoming effective through 2026 that include consumer rights and obligations similar to the CCPA/CPRA. Collectively, these state laws expand the potential for public scrutiny and escalating levels of enforcement and sanctions and increased costs for compliance. Furthermore, we also must comply with regulations in connection with doing business and offering loan products over the internet, including various state and federal e-signature rules mandating that certain disclosures be made, and certain steps be followed in order to obtain and authenticate e-signatures. Finally, although our adoption and use of AI technologies is limited, ongoing and further adoption may be subject to expanding domestic and international AI laws and requirements.

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

The TCPA, Telemarketing Sales Rule and related laws and regulations govern, among other things, communications via telephone and text and the use of automatic telephone dialing systems (“ATDS”) and artificial and prerecorded or AI generated voices. The FCC and the FTC have responsibility for regulating various aspects of these laws. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs.

Subject to certain exemptions, the TCPA makes it unlawful for any person within the United States, or any person outside the United States if the recipient is within the United States, to make any call (other than a call made for emergency purposes or made with the prior express consent of the called party) using any ATDS or an artificial or prerecorded or AI generated voice to any cellular telephone number or other number for which the called party is charged. Under FCC rulings and regulations “prior express consent” must be in writing if the call contains an advertisement or constitutes telemarketing. In December 2023, the FCC recently promulgated a rule requiring that such consent be obtained on behalf of each calling party individually (which previously could have been obtained on behalf of multiple calling parties simultaneously). Separately, the

TCPA requires telemarketers to maintain an internal DNC list and a policy adhering to “do-not-call” registry requirements which, in part, mandate callers to refrain from making unsolicited marketing calls to consumers who have listed their numbers on the National Do Not Call Registry, absent an inquiry or established business or personal relationship. Short message service and multimedia message service messages are also “calls” for the purpose of the TCPA and the FCC’s regulations implanting the statute. Many states have similar consumer protection laws regulating telemarketing and litigation related to these laws in some states, particularly Florida, has increased substantially in the last few years.

The TCPA provides a private right of action under which a plaintiff, including a plaintiff in a class action, may recover actual monetary loss or $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice”, AI generated voice, or ATDS. The TCPA authorizes a private right of action of “up to” $500 for each call or text made in violation of the DNC provisions of the TCPA beginning with the second violative call made in any 12 month period, unless the call is made as a result of a good faith error by a caller maintaining appropriate policies and procedures to comply with the statute. Under either provision a court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we are regularly subject to putative, class action suits alleging violations of the TCPA and state enactments such as the Florida Telephone Solicitation Act (“FTSA”). To date, no such class has been certified. If in the future we are found to have violated the TCPA, FTSA or other state law equivalent, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then TCPA and/or damages under equivalent state laws could have a material adverse effect on our results of operations and financial condition.

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

Our ability to finance our operations and repay maturing obligations rests on our ability to borrow money and secure investors to purchase loans we originate or facilitate. We rely in particular on our warehouse lines of credit to fund our mortgage loan originations. We are generally required to renew our warehouse lines each year, which exposes us to refinancing, interest rate, and counterparty risks. As of December 31, 2023, we had eight warehouse lines, which provide an aggregate available mortgage loan lending facility of $3.1 billion, and all of our warehouse lines allow advances to fund loans at closing of the consumer’s mortgage loan. We rely on two such warehouse line providers for 43% of our aggregate available home lending facility. Our existing indebtedness includes our warehouse lines, secured credit facilities, and other debt obligations. Our secured credit facilities are collateralized by MSRs, trading securities, and servicing advances. If any warehouse line provider or lender ceased doing business with us, our business, operations, and results of operations could materially suffer. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Warehouse Lines and Debt Obligations.” Our ability to extend or renew existing warehouse lines, secured credit and other debt facilities, as well as obtain new warehouse lines, secured credit and other debt facilities is affected by a variety of factors including:

•limitations imposed on us under our warehouse lines, secured credit facilities, and other debt agreements, including restrictive covenants and borrowing conditions, which limit our ability to raise additional debt and require that we maintain certain financial results, including minimum tangible net worth, minimum liquidity, minimum pre-tax net income, minimum debt service coverage ratio, and maximum total liabilities to tangible net worth ratio as well as require us to maintain warehouse lines with third-party lenders;
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

An event of default, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit, similar to the financial crisis that occurred between 2007 and 2011, the market conditions may increase our cost of funds and make it difficult or impossible for us to renew existing warehouse lines, secured credit or other debt facilities or obtain new warehouse lines, secured credit or debt facilities, any of which would have a material adverse effect on our business and results of operations, and would result in substantial diversion of our management’s attention. Similarly, market disruptions, such as the unanticipated failure of our lenders, could disrupt our ability to access existing or identify new warehouse lines, secured credit and other debt facilities.

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

As a result of our losses incurred in fiscal 2023, we were required to amend certain of our warehouse lines, secured credit facilities and other debt obligations related to profitability covenants and we expect that we will need to execute additional amendments from certain of our lending counterparties related to our profitability covenants or other similar financial covenants in the future. There can be no assurance that such amendments will be agreed to, in which case we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral, as well as triggering cross default provisions under other financing facilities which could materially adversely affect our financial condition and results of operations.

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

As of December 31, 2023, we had $4.2 billion of outstanding indebtedness, of which $1.9 billion was secured, short term indebtedness under our warehouse lines, $1.3 billion was secured debt obligations, and $989.3 million was unsecured debt obligations. For more information regarding our financing arrangements, see “Item 7. Management discussion and analysis —Liquidity and capital resources—Warehouse Lines and Debt Obligation.” Subject to the limits contained in the applicable agreements governing our warehouse lines and other debt obligations, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences to the holders of our Class A Common Stock, including the following:

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

We also depend primarily on cash generated by our operations to pay our expenses and any amounts due under our existing indebtedness and any future indebtedness we may incur. As a result, our ability to repay our indebtedness depends on the future performance of our business, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and we may not achieve our currently anticipated growth in revenues and cash flows, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing indebtedness, sell assets or borrow additional funds, in each case on terms that may not be acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from engaging in any of these alternatives.

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

The Hsieh Stockholders currently hold approximately 54.7% of the voting power of our outstanding capital stock and therefore, for so long as they continue to hold a majority of the voting power, will be able to control all matters submitted to our stockholders for approval (other than items subject to a super majority vote or a separate class vote). In addition, the Continuing LLC Members (including the Hsieh Stockholders) own 43.7% of the Holdco Units. Because they hold their ownership interest in our business through LD Holdings, rather than us, these existing unitholders may have conflicting interests with holders of our Class A Common Stock. For example, the Continuing LLC Members may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us. See Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies “—Income Taxes” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The multi- class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial offering (including the Hsieh Stockholders), who hold 54.7% of the voting power of our capital stock which includes the voting power of equity interests of other directors and officers currently held in vehicles for which Mr. Hsieh exercises sole voting power, and Parthenon Capital Partners (the “Parthenon Stockholders”), who together with the Hsieh Stockholders hold in the aggregate approximately 94.1% of the voting power of our capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class C and Class D Common Stock have five votes per share, and our Class A Common Stock, has one vote per share. The Hsieh Stockholders and Parthenon Stockholders hold our Class A, Class C and Class D Common Stock which together aggregate to approximately 94.1% of the voting power of our outstanding capital stock. The Hsieh Stockholders currently hold approximately 54.7% of the voting power of our outstanding capital stock. Because of the five-to-one voting ratio between our Class C and Class D Common Stock and the Class A Common Stock, the Hsieh Stockholders alone, or with the Parthenon Stockholders, collectively control, and are expected to continue to control, a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval. Such rights and differential voting of the Parthenon Stockholders and Hsieh Stockholders shall cease five years from the date of our initial public offering (referred to as “sunset”). This concentrated control could limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

The multi-class structure of our common stock may adversely affect the trading market for our Class A Common Stock.

Proxy advisory firms and several large institutional investors oppose the use of multiple class structures. As a result, the multi-class structure of our common stock has caused proxy advisory firms to publish negative commentary about our corporate governance practices, and may result in large institutional investors not purchasing shares of our Class A Common Stock. Any exclusion from stock indices could result in a less active trading market for our Class A Common Stock. Any actions or publications by proxy advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Stock.

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

Failure to comply with the requirements to design, implement and maintain effective internal controls or an effective system of internal controls over financial reporting could have a material adverse effect on our business and stock price.

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

If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In addition, because we are now an “accelerated filer,” as defined in the Exchange Act, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Further, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

Future sales, or the perception of future sales, of shares of our Class A Common Stock by existing stockholders or other dilution of our equity could cause the market price of our Class A Common Stock to decline.

The sale of substantial amounts of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, including sales by the Parthenon Stockholders and the Continuing LLC Members, could have an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock.

While, as of March 13, 2024, we have a total of 84,732,443 shares of Class A Common Stock issued and outstanding, 240,164,058 additional shares of Class A Common Stock may be issued upon the exercise of the exchange and /or conversion rights described elsewhere in this annual report on Form 10-K (assuming all outstanding 143,137,387 Holdco Units together with an equal number of shares of Class B Common Stock or Class C Common Stock, as applicable, and all of our outstanding 97,026,671 Class D Common Stock are exchanged for shares of Class A Common Stock). To the extent shares or HoldCo Units are held by our directors, executive officers and their affiliated entities, they are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. These holders have registration rights that will permit them to sell the securities into the open market.

As these holders continue to exercise their right to exchange their shares or units into shares of our Class A common Stock, the stock price of our Class A Common Stock could drop significantly if the market perceives this as an intent to sell these shares. In addition, shares of our Class A Common Stock or securities convertible or exchangeable for shares of our Class A Common Stock granted or reserved for future issuance pursuant to our 2021 Omnibus Incentive Plan or other equity plans or programs become eligible for sale in the public market once those shares are issued in accordance with the terms of applicable award agreements and equity plans and subject to Rule 144, as applicable. As restrictions on resale end, the market price of our shares of Class A Common Stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings or our shares of Class A Common Stock or other securities.

We cannot assure that we will pay any dividends on our Class A common stock.

While our Board declared a regular cash dividend of $0.08 per share on our Class A common stock for each quarter from the completion of our IPO until March 2022, since the second quarter of fiscal 2022, our Board has determined to suspend dividend payments. There can be no assurance that our Board will determine to recommend cash dividends in the future. Any such determination will depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, including the satisfaction of our obligations under the tax receivable agreement, restrictions in our debt agreements, business prospects and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends depends on our receipt of distributions from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any indebtedness we or our subsidiaries incur. For more information about our dividends, see “Item. 7. Management Discussion and Analysis - Liquidity and Capital Resources - Dividends and Distributions.”

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us or our business, the price of our Class A Common Stock and trading volume could decline.

The trading market for our Class A Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our Class A Common Stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our Class A Common Stock could decrease, which might cause our stock price and trading volume to decline. In addition, if our operating results fail to meet the expectations of securities analysts, our stock price would likely decline.

The provision of our amended and restated certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or our bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery of the State of Delaware (or if the Court of Chancery of the State of Delaware lacks jurisdiction, any other state court of the State of Delaware, or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. The foregoing provision does not apply to claims arising under the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring or holding any interest in our common stock shall be deemed to have notice of and to have consented to the forum selection provisions described in our amended and restated certificate of incorporation. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our Class A Common Stock.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions:

•provide for a multi-class structure with high vote/low vote until the applicable sunset;
•authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;
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
•limit the ability of stockholders to remove directors by requiring that removal be “for cause”;
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of our business, we receive, process, retain, transmit and store proprietary information and sensitive or confidential data, including certain public and nonpublic personal information concerning employees and borrowers. In addition, we enter into relationships with third-party vendors to assist with various aspects of our business, some of which require the exchange of personal employee or borrower information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems, including those pertaining to third-party service providers, that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by dedicated information security teams, including technology risk, cybersecurity operations, cybersecurity engineering, and identity and access management, led by our Chief Information Security Officer (“CISO”). These teams collectively manage and monitor mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, access, or other security incidents or vulnerabilities affecting our data, digital assets and systems in furtherance of maintaining a secure information technology environment.

For example, we conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors, CROs, and other contractors and suppliers. We also conduct regular employee training on cyber and information security topics, phishing and simulations. In addition, we consult with outside advisors and experts, when appropriate, on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment. We also utilize a third party for cybersecurity incident monitoring and response.

Our CISO, who reports to the Chief Information Officer and has over twenty years of experience managing information technology and cybersecurity matters, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. The CISO receives regular reports prepared by experienced information security officers on cybersecurity threats, based on data from the Information Security Department and, in conjunction with management, regularly reviews risk management measures implemented by the Company to help identify and mitigate data protection and cybersecurity risks. Certain risk topics, such as cybersecurity and compliance, are discussed at Enterprise Risk Management Committee (consisting of executive management) meetings, and are included in reports to the Board and Audit Committee.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management program. While we have identified risks from cybersecurity threats, such risks have not materially affected us, including our business strategy, results of operations or financial condition, with the exception of the Cybersecurity Incident, as disclosed in a Current Report filed by the Company on Form 8-K on January 8, 2024, as amended on January 22, 2024 and February 27, 2024, which the Company believes will have a material impact on the Company’s first quarter 2024 results. As previously disclosed, among other things, the Company expects to record in the first quarter of 2024 approximately $12 to $17 million of expenses related to the Cybersecurity Incident, net of expected insurance recovery. In addition, the Company has been named as a defendant in several lawsuits related to this Cybersecurity Incident, which are seeking various remedies, including monetary and injunctive relief. While we cannot presently quantify the full scope of expenses and other related impacts associated with this Cybersecurity Incident, including costs associated with any related current or future litigation or regulatory inquiries or investigations, the Company currently does not expect that the cybersecurity incident will have a material effect on its overall financial condition or on its ongoing results of operations. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Cyberattacks, information or security breaches and technology disruptions or failures, including failure of internal operational or security systems or infrastructure, or other cybersecurity incidents of ours or of our third-party vendors, could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.”

The Board of Directors, as a whole and at the committee level, oversees our enterprise risk management program, the most significant risks facing us and our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives quarterly or as needed updates on cybersecurity and information technology matters and related risk exposures from our CISO and Chief Information Officer. The Board also receives regular updates from our CISO and Chief Information Officer on cybersecurity risks. In addition, we have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the Audit Committee and the Board of Directors.

Item 2. Properties

Facilities and Real Estate

Our corporate headquarters are located at 6561 Irvine Center Drive, Irvine, CA 92618, in a three-building development totaling 118,312 square feet of leased office space. This location houses our corporate offices, our largest sales and processing team, and our support services and operations.

We lease four additional facilities: one in Scottsdale, Arizona; one in Southfield, Michigan; and two in Plano, Texas. Our Scottsdale location houses operations, technology, and sales teams. Our Southfield location houses sales and support. Our Plano locations include employees from nearly all aspects of our business, including our servicing department. In addition, we lease over 100 licensed sales office locations in most states across the United States. None of our leases extend beyond 10 years. Refer to Note 9 - Leases in the Notes to Consolidated Financial Statements for further information on our leases.

Item 3. Legal Proceedings

From time to time, we and certain of our subsidiaries are involved in various lawsuits in state or federal courts regarding violations of state or federal statutes, regulations or common law related to matters arising out of the ordinary course of business. For a further discussion of our material legal proceedings, including proceedings related to the Cybersecurity

Incident, see Note 19 - Commitments and Contingencies and Note 21 - Subsequent Events of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.”

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

Holders
As of March 13, 2024, there were 44 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of March 13, 2024, there were 0 stockholders of record of our Class B common stock.

As of March 13, 2024, there were 47 stockholders of record of our Class C common stock.

As of March 13, 2024, there were 4 stockholders of record of our Class D common stock.

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

On October 1, 2023, we issued to stockholders 442,688 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.
On November 1, 2023, we issued to stockholders 1,045,755 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On December 1, 2023, we issued to stockholders 1,697,060 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders

Issuer Purchases of Equity Securities

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

Residential Real-Estate Market
The residential real-estate market and associated mortgage loan origination volumes are influenced by economic factors such as interest rates, housing prices, and unemployment rates. Purchase mortgage loan origination volume can be subject to seasonal trends as home sales typically rise during the spring and summer seasons and decline in the fall and winter seasons. This is somewhat offset by purchase loan originations sourced from our joint ventures which typically experience their highest level of activity during November and December as home builders focus on completing and selling homes prior to year-

end. Seasonality has less of an impact on mortgage loan refinancing volumes, which are primarily driven by fluctuations in mortgage loan interest rates.
Increases in interest rates may affect affordability and the ability for potential home buyers to qualify for a mortgage loan. As interest rates increase, rate and term refinancings become less attractive to consumers. However, rising interest rates during periods of inflationary pressures can make real assets, including real estate, an attractive investment. Demand for real estate may result in ongoing support for purchase mortgages and home price appreciation creating borrower equity that could result in opportunities for cash-out refinancings or home equity lines of credit.
Our mortgage loan refinancing volumes (and to a lesser degree, our purchase volumes), balance sheet, and results of operations are influenced by changes in interest rates and how we effectively manage the related interest rate risk. The majority of our assets are subject to interest rate risk, including LHFS, IRLCs, servicing rights, forward sales contracts, interest rate swap futures and put options. We refer to such forward sales contracts, interest rate swap futures and put options collectively as “Hedging Instruments.” As interest rates increase, our LHFS and IRLCs generally decrease in value while our Hedging Instruments utilized to hedge against interest rate risk typically increase in value. Rising interest rates cause our expected mortgage loan servicing revenues to increase due to a decline in mortgage loan prepayments which extends the average life of our servicing portfolio and increases the value of our servicing rights. Conversely, as interest rates decrease, our LHFS and IRLCs generally increase in value while our Hedging Instruments decrease in value. In a declining interest rate environment, borrowers tend to refinance their mortgage loans, which increases prepayment speed and causes expected mortgage loan servicing revenues to decrease, which reduces the average life of our servicing portfolio and decreases the value of our servicing rights. Changes in fair value of our servicing rights are recorded as unrealized gains and losses in changes in fair value of servicing rights, net, in our consolidated statements of operations.
During 2022 and 2023, the Federal Reserve implemented a series of rate adjustments, resulting in a cumulative increase of 5.25 percentage points in the Federal Funds rate. The associated increase in mortgage interest rates has impacted mortgage loan origination volumes, impacting affordability and qualification for homebuyers. Total loan originations for 2023 were $22.7 billion, a decrease of $31.1 billion, or 58% compared to $53.8 billion for 2022. The primary driver of this decrease was refinance volume, which decreased by $18.2 billion, or 75%. The mortgage industry continues to face decreased volumes due to elevated mortgage rates and low inventory of existing homes for sale, driven in part by a large number of existing homeowners benefiting from low-interest rates from previous purchases or refinance. In response to the challenges posed by these market dynamics, we introduced our Vision 2025 Plan in July 2022. Since the initial announcement of Vision 2025, we have consolidated our retail and corporate locations, exited our wholesale business, and expanded offerings on the HELOC platform. We established a joint venture with National HomeCorp, dedicated to extending credit to underserved communities and partnered with Habitat for Humanity to enhance housing conditions. We transitioned our servicing portfolio to an in-house platform; streamlined our leadership structures; and realigned other aspects of our cost structure, resulting in a 35.6% reduction in total expenses of which 30.6% was attributable to non-volume related expenses, compared to a 22.4% decrease in revenue in 2023. These non-volume related reductions were achieved through measures such as headcount reduction, business process optimization, and the consolidation of real estate assets. In November 2023, we announced an additional $120 million annualized cost reduction target, including $100 million in non-volume related expenses such as vendor contract termination and renegotiation, optimized marketing spending, and corporate real estate cost reductions, that we expect will benefit our 2024 results.

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

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
IRLCs	$32,155,455	$68,553,340	$166,263,478
IRLCs (units)	105,143	211,647	506,176
Pull through weighted lock volume	$21,475,262	$45,164,915	$116,628,597
Pull through weighted gain on sale margin	2.75	1.94	3.07
Loan originations by purpose:
Purchase	$16,474,927	$29,333,525	$39,321,538
Refinance	6,196,804	24,444,931	97,679,209
Total loan originations	$22,671,731	$53,778,456	$137,000,747
Gain on sale margin	2.60%	1.63%	2.61%
Loan originations (units)	76,847	161,496	392,737
Licensed loan officers	1,573	1,902	3,373
Loans sold:
Servicing-retained	$15,222,156	$38,461,896	$117,934,385
Servicing-released	7,918,029	20,855,416	18,148,290
Total loans sold(1)	$23,140,185	$59,317,312	$136,082,675
Loans sold (units)	77,372	175,633	392,213
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$145,090,199	$141,170,931	$162,112,965
Total servicing portfolio (units)	496,894	471,022	524,992
60+ days delinquent ($)(2)	$1,392,606	$1,421,722	$1,510,261
60+ days delinquent (%)	0.96%	1.01%	0.93%
Servicing rights at fair value, net(3)	$1,985,718	$2,025,136	$1,999,402
Weighted average servicing fee(4)	0.29%	0.30%	0.29%
Multiple (4)(5)	5.0x	5.2x	4.4x
(1)Original principal balance
(2)The UPB of loans that are 60 or more days past due as of the dates presented, according to the contractual due date, or are in foreclosure.
(3)Amount represents the fair value of servicing rights, net of servicing liabilities, which are included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.
(4)Excludes other Non-Agency.
(5)Amounts represent the fair value of servicing rights, net, divided by the weighted average annualized servicing fee.

Results of Operations
The following table sets forth our consolidated financial statement data for 2023 compared to 2022. A comparative discussion of results for 2022 compared to 2021 is provided in the "Results of Operations" section within the Company’s Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2022.

	Year Ended December 31,		Change $	Change %
(Dollars in thousands)	2023	2022
REVENUES:
Net interest income	$3,118	$49,307	$(46,189)	(93.7)%
Gain on origination and sale of loans, net	524,521	748,540	(224,019)	(29.9)
Origination income, net	65,209	129,736	(64,527)	(49.7)
Servicing fee income	492,811	449,150	43,661	9.7
Change in fair value of servicing rights, net	(184,417)	(194,357)	9,940	5.1
Other income	72,780	73,420	(640)	(0.9)
Total net revenues	974,022	1,255,796	(281,774)	(22.4)
EXPENSES:
Personnel expense	573,010	1,027,008	(453,998)	(44.2)
Marketing and advertising expense	132,880	236,828	(103,948)	(43.9)
Direct origination expense	67,141	120,854	(53,713)	(44.4)
General and administrative expense	212,732	265,680	(52,948)	(19.9)
Occupancy expense	23,516	35,306	(11,790)	(33.4)
Depreciation and amortization	41,261	42,195	(934)	(2.2)
Servicing expense	27,687	53,106	(25,419)	(47.9)
Other interest expense	174,103	124,060	50,043	40.3
Goodwill impairment	—	40,736	(40,736)	NM
Total expenses	1,252,330	1,945,773	(693,443)	(35.6)
Loss before income taxes	(278,308)	(689,977)	411,669	59.7
Income tax benefit	(42,796)	(79,592)	36,796	46.2
Net loss	(235,512)	(610,385)	374,873	61.4
Net loss attributable to noncontrolling interests	(125,370)	(337,365)	211,995	62.8
Net loss attributable to loanDepot, Inc.	$(110,142)	$(273,020)	$162,878	(59.7)

Net loss of $235.5 million for 2023 reflects a decrease of $374.9 million compared to net loss of $610.4 million for 2022. The decrease is attributable to a $693.4 million decline in total expenses, including personnel, marketing, and servicing expense as well as volume-related reductions from the decline in loan originations. Total originations were $22.7 billion for the year ended December 31, 2023, compared to $53.8 billion for the year ended December 31, 2022, representing a decrease of $31.1 billion or 57.8%, reflecting decreased demand for mortgage loans due to the elevated rates. Total revenue decreased $281.8 million from a 52.5% decrease in pull-through weighted lock volume that resulted in a $224.0 million decrease in gain on origination and sale of loans.

Income

Net Interest Income. Net interest income includes interest income earned on LHFS, offset by interest expense incurred on amounts borrowed under warehouse lines for loan financing as well as warehouse line commitment fees. These commitment fees are amortized on a straight-line basis over the duration of the warehouse line agreement. The decrease in net interest income reflects our cost of funds, which are tied to short-term interest rates, increasing more than the yield on our LHFS, which are tied to long-term interest rates.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Year Ended December 31,		Change $	Change %
(Dollars in thousands)	2023	2022
Discount from loan sales	$(135,943)	$(933,547)	$797,604	85.4%
Fair value of servicing rights additions	277,387	647,716	(370,329)	(57.2)
Fair value gains (losses) on IRLC and LHFS	89,290	(342,141)	431,431	126.1
Fair value (losses) gains from Hedging Instruments	(4,149)	1,237,524	(1,241,673)	(100.3)
Discount points, rebates and lender paid costs	306,115	275,981	30,134	10.9
Provision for loan loss obligation for loans sold	(8,179)	(136,993)	128,814	94.0
Total gain on origination and sale of loans, net	$524,521	$748,540	$(224,019)	(29.9)

Gain on origination and sale of loans, net includes several key components. The estimated change in value of a loan from the time we enter into a commitment to lend to the borrower (IRLC) to the closing of the loan (LHFS) up until its eventual sale is recorded in “Fair value gains or losses on IRLC and LHFS.” Various factors, such as mortgage volume, the duration a loan remains at stages in the origination process, and shifts in interest rates, influence fair value changes on IRLC and LHFS. We utilize a hedge strategy to manage the impact of interest rate changes in IRLC and LHFS, "Fair value gains or losses from Hedging Instruments" represents the unrealized gains or losses on Hedging Instruments. When a loan is sold, the difference between proceeds received and the UPB is included in “Premium or discount from loan sales.” Additionally, “Discount points, rebates, and lender paid costs” are recognized at closing of the loan. The fair value of servicing rights retained on loan sales is included in “Fair value of servicing rights additions.” The "Provision for loan loss obligation for loans sold” is established to cover potential losses from a breach of representation or warranty made to purchasers or insurers of the sold loans. The $224.0 million or 29.9% decrease in gain on origination and sale of loans, net was primarily attributable to lower volume due to higher interest rates and lower demand.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $64.5 million, or 49.7%, decrease in origination income was the result of lower loan origination volume.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $43.7 million, or 9.7%, in servicing income between periods was the result of higher ancillary income due to an increase in interest income earned on custodial funds as a result of higher short-term interest rates, partially offset by a decrease in servicing fees resulting from a decrease of $6.1 billion in the average UPB of our servicing portfolio and a decline in servicing fee income related to excess servicing sales during 2023.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net include (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) fallout and decay, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The increase of $9.9 million reflects an $81.2 million decrease in prepayments due to the higher rate environment and a $14.1 million increase in gain on sales of servicing rights, partially offset by an $85.4 million decrease in fair value gains, net of hedging losses.
Other Income. Other income includes our pro rata share of the net earnings from joint ventures and fee income from title, escrow, settlement services for mortgage loan transactions performed by LDSS, fair value gains or losses on trading securities, and bank interest income on cash balances. The decrease of $0.6 million, or 0.9%, in other income between periods was attributable to a decrease of $42.1 million in escrow and title fee income due to decreased volume, partially offset by an increase in fair value gains on trading securities of $25.7 million, an increase in bank interest income of $15.0 million, and a $3.9 million increase in income from joint ventures.

Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The $454.0 million or 44.2% decrease in personnel expense included volume-related declines in commissions of $188.9 million. The remaining decrease of $265.1 million was attributable to lower salaries & benefits. As of December 31, 2023, we had 4,250 employees, as compared to 5,194 employees as of December 31, 2022.
Marketing and Advertising Expense. The $103.9 million or 43.9% decrease in marketing expense reflects cost savings measures affecting lead aggregators. With the elevated interest rates, we adapted our marketing strategy to target increased purchase and cash-out refinance volume. Our approach still relies on selected online lead aggregators, alongside search engine optimization, pay-per-click advertising, banner advertising, and organic content generation to cultivate organic online leads.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $53.7 million or 44.4% decrease in direct origination expense was the result of decreased loan originations during the period.
General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $52.9 million or 19.9% decrease in general and administrative expense included a $28.2 million decrease in real estate exit costs, an $8.9 million decrease in office and equipment expenses, a $5.9 million decrease in communications expense, a $5.3 million decrease in professional and consulting services, and a $1.3 million decrease in data processing expense.
Servicing Expense. In early 2023, we completed the transition of our servicing portfolio to our in-house platform. The decrease of $25.4 million or 47.9% in servicing expense reflects our shift to in-house servicing and a decrease in non-performing servicing expense.
Other Interest Expense. The $50.0 million or 40.3% increase in other interest expense was the result of higher rates on secured credit facilities, and an $8.8 million decrease in gain on extinguishment of Senior Notes.
Income Tax Expense (Benefit). The decrease in benefit for income taxes of $36.8 million reflects lower net losses, partially offset by non-deductible impairment of goodwill and other intangible assets for the year ended December 31, 2022.

Balance Sheet Highlights

	December 31,		Change $	Change %
(Dollars in thousands)	2023	2022
ASSETS
Cash and cash equivalents	$660,707	$863,956	$(203,249)	(23.5)%
Restricted cash	85,149	116,545	(31,396)	(26.9)
Loans held for sale, at fair value	2,132,880	2,373,427	(240,547)	(10.1)
Derivative assets, at fair value	93,574	39,411	54,163	137.4
Servicing rights, at fair value	1,999,763	2,037,447	(37,684)	(1.8)
Trading securities, at fair value	92,901	94,243	(1,342)	(1.4)
Property and equipment, net	70,809	92,889	(22,080)	(23.8)
Operating lease right-of-use assets	29,433	35,668	(6,235)	(17.5)
Loans eligible for repurchase	711,371	634,677	76,694	12.1
Investments in joint ventures	20,363	20,410	(47)	(0.2)
Other assets	254,098	301,261	(47,163)	(15.7)
Total assets	6,151,048	6,609,934	(458,886)	(6.9)

LIABILITIES AND EQUITY
Warehouse and other lines of credit	1,947,057	2,146,602	(199,545)	(9.3)
Accounts payable, accrued expenses and other liabilities	379,971	488,696	(108,725)	(22.2)
Derivative liabilities, at fair value	84,962	67,492	17,470	25.9
Liability for loans eligible for repurchase	711,371	634,677	76,694	12.1
Operating lease liability	49,192	61,675	(12,483)	(20.2)
Debt obligations, net	2,274,011	2,289,319	(15,308)	(0.7)
Total equity	704,484	921,473	(216,989)	(23.5)
Total liabilities and equity	$6,151,048	$6,609,934	$(458,886)	(6.9)
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, primarily consist of fixed and variable rate, 15- to 30-year term first-lien loans secured by residential property. The decrease of $240.5 million, or 10.1%, reflects $23.1 billion in loan sales, partly offset by $22.7 billion in loan originations, and a $64.9 million increase in fair value.
Servicing Rights, at Fair Value. The $37.7 million, or 1.8%, decrease comprised a $180.7 million reduction from the sale of $181.8 million in UPB and $149.2 million from principal amortization and prepayments, partially offset by $277.4 million of capitalized servicing rights from servicing-retained loan sales, and an increase in fair value.
Warehouse and Other Lines of Credit. The decrease of $199.5 million, or 9.3%, was the result of loan sales outpacing originations by $468.5 million during the year ended December 31, 2023, partially offset by an increase in financing for loans that were previously funded with cash.

Accounts payable, accrued expenses and other liabilities. The decrease of $108.7 million, or 22.2%, reflects a $42.2 million decrease in the deferred tax liability and a $38.8 million decrease in the loan repurchase reserve due to a decrease in charge-offs. The remaining portion of the decrease was attributed to a decline in other accrued expenses, including interest and professional services.
Debt Obligations, net. The decrease of $15.3 million, or 0.7%, included a reduction in secured credit facilities of $11.4 million and the $5.4 million repurchase of Senior Notes.

Equity. The decrease of $217.0 million, or 23.5%, was primarily attributed to a net loss of $235.5 million and the repurchase of treasury shares, at cost of $3.2 million to net settlement and withholding tax on vested RSUs. This was partially offset by stock-based compensation of $22.0 million and an increase to additional paid in capital of $2.8 million, primarily related to deferred taxes.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current and potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of December 31, 2023, unrestricted cash and cash equivalents were $660.7 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.2 billion.
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
At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to maintain our current operations and fund our loan originations capital commitments for the next twelve months. However, we will continue to review our liquidity needs in light of current and anticipated mortgage market conditions and we have taken various steps to align our cost structure with current and expected mortgage origination volumes.
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of December 31, 2023, we were in full compliance with all financial covenants. However, we expect that we will need to amend or obtain waivers in order to maintain compliance with such financial covenants in 2024. Our lenders are not required to grant any such amendments or waivers and may determine not to do so. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
Seller/Servicer Financial Requirements
As a seller and servicer, we are subject to minimum net worth, liquidity, and other financial requirements. In 2022, both FHFA and Ginnie Mae revised these requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. Effective from December 31, 2023, revised FHFA and Ginnie Mae seller-servicer minimum financial eligibility requirements include origination liquidity and third-party ratings. As of December 31, 2023, we were in compliance with these financial requirements.

FHFA also requires an annual capital and liquidity plan effective March 31, 2024 and Ginnie Mae is implementing a risk-based capital requirement effective December 31, 2024. We are assessing the impact of these upcoming requirements but anticipate no significant change in our ability to meet financial eligibility requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the year ended December 31, 2023, our loans remained on warehouse lines for an average of 18 days. Our warehouse facilities are generally short-term borrowings and our securitization facility, with an original three-year term, is scheduled to mature in October 2024. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 76% of the mortgage loans that we originated during the year ended December 31, 2023 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to many private investors.
As of December 31, 2023, we maintained revolving lines of credit with eight counterparties providing warehouse and other securitization facilities with a total borrowing capacity of $3.1 billion, of which $901.0 million was committed. As of December 31, 2023, we had $1.9 billion in outstanding borrowings and $1.2 billion in additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 11- Warehouse and Other Lines of Credit.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut.” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of December 31, 2023, we had a total of $7.0 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $4.3 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of December 31, 2023, the outstanding balance of our MSR facilities was $980.8 million net of $2.7 million deferred financing costs. The outstanding balance of Term Notes was $200.0 million. MSR facilities are secured by Ginnie Mae, Fannie Mae, or Freddie Mac MSRs, which amounted to $1.3 billion as of December 31, 2023 and Term Notes are secured by specific participation certificates relating to Ginnie Mae MSRs totaling $617.9 million as of the same date.
Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of December 31, 2023 there were outstanding securities financing facilities of $76.0 million, secured by trading securities with a fair value of $92.9 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of December 31, 2023, the outstanding balance on our servicing advance facilities was $27.9 million secured by servicing advance receivables totaling $84.5 million.
Unsecured debt obligations as of December 31, 2023 consisted of Senior Notes totaling $1.0 billion net of $7.8 million of deferred financing costs. Periodically, and in accordance with applicable laws and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. During 2023, we repurchased $5.4 million of Senior Notes at 67.5% of par which resulted in a $1.7 million gain on extinguishment of debt. Debt obligations are further discussed in Note 12- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 8.
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
Contractual Obligations and Commitments
Our estimated contractual obligations as of December 31, 2023 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse lines	$1,947,057	$1,947,057	$—	$—	$—
Debt obligations(1)
Secured credit facilities	1,087,418	744,046	343,372	—	—
Term Notes	200,000	—	200,000	—	—
Senior Notes	997,125	—	497,750	499,375	—
Operating lease obligations(2)	55,113	19,201	24,473	11,323	116
Naming and promotional rights agreements	73,919	21,595	28,324	12,000	12,000
Total contractual obligations	$4,360,632	$2,731,899	$1,093,919	$522,698	$12,116
(1)    Amounts exclude deferred financing costs.
(2)    Represents lease obligations for office space under non-cancelable operating lease agreements.
In addition to the above contractual obligations, we also have interest rate lock commitments, forward sale contracts, loan loss obligation for sold loans and obligation for sold MSRs. Commitments to originate loans or repurchase loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above. Refer to Note 5- Derivative Financial Instruments and Hedging Activities and Note 19 - Commitments & Contingencies of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion on derivatives and other contractual commitments.
At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to fund our contractual obligations.
Off-Balance Sheet Arrangements
As of December 31, 2023, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. Our accounting policies are described in Note 1 - Description of Business, Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” At December 31, 2023, the most critical of these significant accounting policies were policies related to the fair value of loans held for sale, servicing rights, and derivative financial instruments. As of the date of this report, there have been no significant changes to the Company's critical accounting policies or estimates.
When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Sensitivity Analysis” for an analysis of the impact of a hypothetical shift in market interest rates on the fair value of loans held for sale, servicing rights, and derivative financial instruments. The sensitivity of servicing rights to various changes in assumptions is also reflected in Note 4 - Servicing Rights, at Fair Value of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Reconciliation of Non-GAAP Financial Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share (if dilutive), and Adjusted EBITDA (LBITDA). We exclude from these non-GAAP financial measures the change in fair value of MSRs and related hedging gains and losses as they represent non-cash, unrealized adjustments resulting from changes in valuation assumptions, mostly due to changes in market interest rates, and are not indicative of the Company’s operating performance or results of operation. We also exclude stock-based compensation expense, which is a non-cash expense, gains or losses on extinguishment of debt and disposal of fixed assets, non-cash goodwill impairment, and other impairment charges to intangible assets and operating lease right-of-use assets, as well as certain costs associated with our restructuring efforts, as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA (LBITDA) includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense)”, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA (LBITDA). Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. Adjustments to Diluted Weighted Average Shares Outstanding assumes the pro forma conversion of weighted average Class C shares to Class A common stock. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2023	2022	2021
Total net revenue	$974,022	$1,255,796	$3,724,704
Change in fair value of servicing rights, net of hedging gains and losses(1)	45,692	(39,755)	14,478
Adjusted total revenue	$1,019,714	$1,216,041	$3,739,182
(1)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2023	2022	2021
Net loss attributable to loanDepot, Inc.	$(110,142)	$(273,020)	$113,524
Net loss from the pro forma conversion of Class C common shares to Class A common shares(1)	(125,370)	(337,365)	509,622
Net loss	(235,512)	(610,385)	623,146
Adjustments to the benefit (provision) for income taxes(2)	32,872	92,337	(132,502)
Tax-effected net loss from the pro forma conversion of Class C common shares to Class A common stock	(202,640)	(518,048)	490,644
Change in fair value of servicing rights, net of hedging gains and losses(3)	45,692	(39,755)	14,478
Change in fair value - contingent consideration	—	—	(77)
Stock-based compensation expense and management fees(4)	21,993	20,583	67,304
IPO expenses	—	—	6,041
Restructuring charges(5)	11,811	25,126	—
Gain on extinguishment of debt	(1,690)	(10,528)	—
Loss on disposal of fixed assets	1,430	12,594	—
Goodwill impairment	—	40,736	—
Other impairment	925	17,500	—
Tax effect of adjustments(6)	(19,964)	(5,809)	(22,814)
Adjusted net loss	$(142,443)	$(457,601)	$555,576
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the benefit (provision) for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.22	6.37	5.00
Combined federal and state rate (less federal benefit)	26.22%	27.37%	26.00%
(3)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights.
(4)Management fees were discontinued after 2021. During 2021, Management fees were $0.2 million.
(5)Reflects employee severance expense and professional services associated with restructuring efforts subsequent to the announcement of Vision 2025 in July 2022.
(6)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Year Ended December 31,
	2023	2022	2021
Net (loss) income attributable to loanDepot, Inc.	$(110,142)	$(273,020)	$113,524
Adjusted net (loss) income	(142,443)	(457,601)	555,576
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	174,906,063	156,030,350	129,998,894
Assumed pro forma conversion of Class C shares to Class A common stock	147,789,060	163,541,101	192,465,222
Adjusted diluted weighted average shares outstanding	322,695,123	319,571,451	322,464,116

Reconciliation of Net (Loss) Income to Adjusted (LBITDA) EBITDA (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(235,512)	$(610,385)	$623,146
Interest expense — non-funding debt (1)	174,103	124,060	79,564
Income tax (benefit) expense	(42,796)	(79,592)	43,371
Depreciation and amortization	41,261	42,195	35,541
Change in fair value of servicing rights, net of hedging gains and losses (2)	45,692	(39,755)	14,478
Change in fair value - contingent consideration	—	—	(77)
Stock compensation expense and management fees	21,993	20,583	67,304
IPO expenses	—	—	6,041
Restructuring charges	11,811	25,126	—
Loss on disposal of fixed assets	1,430	12,594	—
Goodwill impairment	—	40,736	—
Other impairment	925	17,500	—
Adjusted EBITDA (LBITDA)	$18,907	$(446,938)	$869,368
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

Interest Rate Risk
Our principal market exposure is to interest rate risk as our business is subject to variability in results of operations due to fluctuations in interest rates. We anticipate that interest rates will remain our primary benchmark for market risk for the foreseeable future. Changes in interest rates affect our assets and liabilities measured at fair value, including LHFS, IRLCs, servicing rights, and Hedging Instruments. In a declining interest rate environment, we expect higher loan origination volumes, higher loan margins, increases in the value of our LHFS and IRLCs, and decreases in the value of our Hedging Instruments and servicing rights. In a rising interest rate environment, we expect lower loan origination volumes, lower loan margins, decreases in the value of our LHFS and IRLCs, and increases in the value of our Hedging Instruments and servicing rights. The interaction between the results of operations of our various activities is a core component of our overall interest rate risk strategy.
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at December 31, 2023 was 43 days; and our average holding period of the loan from funding to sale was 32 days for the year ended December 31, 2023.

We manage the interest rate risk associated with our outstanding IRLCs, LHFS, and servicing rights by entering into Hedging Instruments. Management expects these Hedging Instruments will experience changes in fair value opposite to those of the IRLCs, LHFS, and servicing rights thereby reducing earnings volatility. We take into account various factors and strategies in determining the portion of IRLCs, LHFS, and servicing rights to economically hedge. Our expectation of how many of our IRLCs will ultimately close is a key factor in determining the notional amount of Hedging Instruments used in hedging the position.

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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the year ended December 31, 2023 and 2022, we incurred no losses due to nonperformance by any of our counterparties.

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
We used December 31, 2023 market rates on our instruments to perform the sensitivity analysis on our financial assets and liabilities measured at fair value. The interest rate sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Our actual results could differ materially. The following tables summarize the estimated change in fair value of our financial assets and liabilities measured at fair value as of December 31, 2023, given hypothetical parallel shifts in interest rates:

	December 31, 2023
	Down 25 bps	Up 25 bps
Change in fair value (%):
LHFS	0.5%	(0.6)%
Servicing rights, net	(1.3)	1.1
IRLCs, net	18.0	(21.1)
Net derivative (liabilities) assets, excluding IRLCs	19.8	(107.9)
Total change in fair value	—	(1.0)

Item 8. Financial Statements and Supplementary Data

LOANDEPOT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of loanDepot, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of loanDepot, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Servicing Rights
Description of the Matter
The estimated fair value of the Company’s servicing rights totaled $2.0 billion as of December 31, 2023. As described in Note 1 to the consolidated financial statements, the Company uses a discounted cash flow model to estimate the fair value of servicing rights. The key inputs used in the valuation of servicing rights include mortgage prepayment speeds and discount rates.

Auditing management’s estimate of the fair value of servicing rights is complex due to the use of a valuation model and is subjective due to the high degree of judgment in management’s determination of mortgage prepayment speeds and discount rates, which are significant unobservable inputs used in the Company’s valuation model.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s fair value determination and recording of the servicing rights. This included, among others, controls over the completeness and accuracy of the data and assumptions used in the valuation model, the internal and external third-party valuation output, and the recording of the servicing rights to the consolidated financial statements.

We tested the completeness and accuracy of the underlying data used in the Company’s valuation model. We compared the fair value estimate developed by management to those from the third-party valuation firms utilized by management and evaluated the competency and objectivity of these firms. With the assistance of our internal valuation specialist, we evaluated whether the Company’s key inputs were supportable by comparing those inputs to industry data used by market participants, historical results, current market and economic trends, and independently developing a range of inputs. We utilized our internal valuation specialist to independently calculate a range of fair values for substantially all of the Company’s servicing rights and compared to management’s fair value estimate of servicing rights based on the Company’s valuation model. Finally, we evaluated the Company’s fair value disclosures for consistency with US GAAP.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2015.
Irvine, California
March 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of loanDepot, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited loanDepot, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, loanDepot, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 15, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Irvine, California
March 15, 2024

loanDepot, Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$660,707	$863,956
Restricted cash	85,149	116,545
Loans held for sale, at fair value (includes $510,080 and $497,574 pledged to creditors in securitization trusts at December 31, 2023 and 2022, respectively)	2,132,880	2,373,427
Derivative assets, at fair value	93,574	39,411
Servicing rights, at fair value (includes $617,878 and $544,729 pledged to creditors in securitization trusts at December 31, 2023 and 2022, respectively)	1,999,763	2,037,447
Trading securities, at fair value	92,901	94,243
Property and equipment, net	70,809	92,889
Operating lease right-of-use assets	29,433	35,668
Loans eligible for repurchase	711,371	634,677
Investments in joint ventures	20,363	20,410
Other assets	254,098	301,261
Total assets	$6,151,048	$6,609,934
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$1,947,057	$2,146,602
Accounts payable, accrued expenses and other liabilities	379,971	488,696
Derivative liabilities, at fair value	84,962	67,492
Liability for loans eligible for repurchase	711,371	634,677
Operating lease liability	49,192	61,675
Debt obligations, net	2,274,011	2,289,319
Total liabilities	5,446,564	5,688,461
Commitments and contingencies (Note 19)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 87,377,147 and 74,277,152 issued at December 31, 2023 and 2022, respectively	87	74
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at December 31, 2023 and 2022, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 141,234,529 and 145,693,119 issued at December 31, 2023 and 2022, respectively	141	146
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at December 31, 2023 and 2022, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at December 31, 2023 and 2022, respectively	—	—
Treasury stock at cost, 3,349,395 and 1,780,141 shares at December 31, 2023 and 2022, respectively	(16,493)	(13,282)
Additional paid-in capital	821,055	788,601
Retained deficit	(451,706)	(342,137)
Noncontrolling interest	351,303	487,974
Total equity	704,484	921,473
Total liabilities and equity	$6,151,048	$6,609,934
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUES:
Interest income	$133,263	$200,204	$262,478
Interest expense	(130,145)	(150,897)	(218,457)
Net interest income	3,118	49,307	44,021

Gain on origination and sale of loans, net	524,521	748,540	3,213,351
Origination income, net	65,209	129,736	362,257
Servicing fee income	492,811	449,150	393,680
Change in fair value of servicing rights, net	(184,417)	(194,357)	(445,862)
Other income	72,780	73,420	157,257
Total net revenues	974,022	1,255,796	3,724,704

EXPENSES:
Personnel expense	573,010	1,027,008	1,929,752
Marketing and advertising expense	132,880	236,828	467,590
Direct origination expense	67,141	120,854	193,264
General and administrative expense	212,732	265,680	214,965
Occupancy expense	23,516	35,306	38,443
Depreciation and amortization	41,261	42,195	35,541
Servicing expense	27,687	53,106	99,068
Other interest expense	174,103	124,060	79,564
Goodwill impairment	—	40,736	—
Total expenses	1,252,330	1,945,773	3,058,187

(Loss) income before income taxes	(278,308)	(689,977)	666,517
Income tax (benefit) expense	(42,796)	(79,592)	43,371
Net (loss) income	(235,512)	(610,385)	623,146
Net (loss) income attributable to noncontrolling interest	(125,370)	(337,365)	509,622
Net (loss) income attributable to loanDepot, Inc.	$(110,142)	$(273,020)	$113,524

(Loss) earnings per share attributable to loanDepot, Inc. Class A and Class D common stockholders:
Basic	$(0.63)	$(1.75)	$0.87
Diluted	$(0.63)	$(1.75)	$0.87

Weighted average shares outstanding:
Basic	174,906,063	156,030,350	129,998,894
Diluted	174,906,063	156,030,350	129,998,894

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock issued			Common stock $			Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2020	—	—	—	$—	$—	$—	$—	$—	$—	$1,656,613	$1,656,613
Distributions prior to the reorganization	—	—	—	—	—	—	—	—	—	(160,617)	(160,617)
Stock-based compensation prior to the reorganization	—	—	—	—	—	—	—	—	—	338	338
Net income prior to the reorganization	—	—	—	—	—	—	—	—	—	294,598	294,598
Deferred taxes and other tax adjustments associated with the reorganization and IPO	—	—	—	—	—	—	—	(203,240)	—	—	(203,240)
Effect of the reorganization	2,215,687	181,789,329	121,368,600	2	182	121	—	740,629		(740,934)	—
Effect of the IPO	3,850,000	(2,394,000)	(1,456,000)	4	(2)	(2)	—	—	—	—	—
Effect of the Greenshoe	577,500	(359,100)	(218,400)	1	(1)	—	—	—	—	—	—
Net common stock issued under stock-based compensation plans	29,823,749	(6,307,061)	(18,872,116)	31	(6)	(18)	(12,852)	(7)	—	—	(12,852)
Dividends to Class A and Class D shareholders ($0.85 per share)	—	—	—	—	—	—	—	—	(45,690)	(64,273)	(109,963)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(69,467)	(97,985)	(167,452)
Stock-based compensation	—		—	—	—	—	—	27,691	—	39,034	66,725
Distributions for taxes on behalf of shareholders, net	—		—	—	—	—	—	—	(27,343)	(35,995)	(63,338)
Net income subsequent to the reorganization and IPO	—		—	—	—	—	—	—	113,524	215,024	328,548
Balance at December 31, 2021	36,466,936	172,729,168	100,822,084	38	173	101	(12,852)	565,073	(28,976)	1,105,803	1,629,360
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	(29,317)	—	—	(29,317)
Net common stock issued under stock-based compensation plans	36,030,075	(27,036,049)	(3,795,413)	36	(27)	(4)	(430)	242,280	—	(242,285)	(430)
Dividends to Class A and Class D shareholders ($0.08 per share)	—	—	—	—	—	—	—	—	(5,327)	(6,461)	(11,788)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(5,866)	(7,008)	(12,874)
Stock-based compensation	—		—	—	—	—	—	10,565	—	10,018	20,583
Distributions for taxes on behalf of shareholders, net			—	—	—	—	—	—	(28,948)	(34,728)	(63,676)
Net loss	—		—	—	—	—	—	—	(273,020)	(337,365)	(610,385)
Balance at December 31, 2022	72,497,011	145,693,119	97,026,671	74	146	97	(13,282)	788,601	(342,137)	487,974	921,473
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	(2,837)	—	—	(2,837)
Net common stock issued under stock-based compensation plans	11,530,741	(4,458,590)	—	13	(5)	—	(3,211)	23,223	—	(21,885)	(1,865)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	111	138	249
Forfeiture of accrued distributions on unvested Class C shares	—	—	—	—	—	—	—	—	221	308	529
Stock-based compensation	—	—	—	—	—	—	—	12,068	—	9,925	21,993
Refund of tax distributions, net	—	—	—	—	—	—	—	—	241	213	454
Net loss	—	—	—	—	—	—	—	—	(110,142)	(125,370)	(235,512)
Balance at December 31, 2023	84,027,752	141,234,529	97,026,671	$87	$141	$97	$(16,493)	$821,055	$(451,706)	$351,303	$704,484
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(235,512)	$(610,385)	$623,146
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation and amortization expense	41,261	42,195	35,541
Amortization of debt issuance costs	7,392	15,160	12,633
Amortization of operating lease right-of-use asset	14,162	20,776	22,613
Gain on origination and sale of loans	(503,190)	(1,203,521)	(3,633,452)
Fair value change in trading securities	(4,151)	21,573	836
Provision for loss obligation on sold loans and servicing rights	8,560	151,211	18,403
(Decrease) increase in provision for deferred income taxes	(43,175)	(80,276)	31,315
Fair value change in derivative assets	33,755	333,786	460,264
Fair value change in derivative liabilities	17,470	29,695	(130,372)
Premium (paid) received on derivatives	(87,918)	(178,532)	3,393
Purchase of options contracts	—	—	(10,383)
Fair value change in loans held for sale	(64,940)	185,111	104,715
Fair value change in servicing rights	136,118	(143,168)	351,767
Stock-based compensation expense	21,993	20,583	67,063
Originations of loans	(22,393,729)	(53,094,767)	(136,606,028)
Proceeds from sales of loans	23,239,202	59,681,043	138,027,936
Proceeds from principal payments	129,752	132,322	182,883
Payments to investors for loan repurchases	(491,852)	(742,911)	(965,933)
Gain on extinguishment of debt	(1,690)	(10,528)	—
Goodwill impairment	—	40,736	—
Disbursements from joint ventures	18,968	12,128	11,749
Other changes in operating assets and liabilities	(16,691)	(161,485)	(73,774)
Net cash (used in) provided by operating activities	(174,215)	4,460,746	(1,465,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,612)	(43,211)	(54,124)
Proceeds from sale of servicing rights	180,687	703,812	349,528
Cash flows received on trading securities	5,492	7,484	2,268
Investment in joint ventures	—	(325)	(1,115)
Return of capital from joint ventures	92	—	221
Net cash provided by investing activities	165,659	667,760	296,778
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	20,515,015	58,014,318	154,391,100
Repayment of borrowings on warehouse and other lines of credit	(20,714,561)	(63,324,914)	(153,511,330)
Proceeds from debt obligations	402,834	2,124,401	1,401,782
Payments on debt obligations	(417,879)	(1,456,888)	(479,778)
Payments of debt issuance costs	(5,307)	(5,824)	(21,185)
Payments on financing lease obligation	—	—	(3,610)
Treasury stock purchased to net settle and withhold taxes on vested shares	(3,211)	(430)	(12,852)
Dividends and shareholder distributions	(2,980)	(119,264)	(463,313)
Net cash (used in) provided by financing activities	(226,089)	(4,768,601)	1,300,814

Net change in cash and cash equivalents and restricted cash	(234,645)	359,905	131,907
Cash and cash equivalents and restricted cash at beginning of the period	980,501	620,596	488,689
Cash and cash equivalents and restricted cash at end of the period	$745,856	$980,501	$620,596

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$321,626	$253,728	$270,471
Income taxes	(8,870)	26,730	3,329

Supplemental disclosure of noncash investing and financing activities
Trading securities retained in securitizations	—	50,426	75,979
Purchase of equipment under financing leases	—	—	168

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, except per share amounts, or unless otherwise indicated)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

loanDepot, Inc. (together with its consolidated subsidiaries, the “Company”) was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” As a holding company, loanDepot, Inc.'s sole material asset is its equity interest in LD Holdings. In its role as the sole managing member, loanDepot, Inc. exercises indirect control over all the business and affairs of LD Holdings. LD Holdings, in turn, is also a holding company with no significant assets, except for equity interests in its direct subsidiaries. As of December 31, 2023, these subsidiaries include 99.99% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, Mello, and MCS.

The Company engages in originating, financing, selling, and servicing residential mortgage loans. Additionally, it provides title, escrow, and settlement services for mortgage loan transactions. The Company primarily derives income from gains on the origination and sale of loans to investors, income from loan servicing, and fees charged for settlement services related to the origination and sale of loans.

Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies used in preparation of the Company’s consolidated financial statements.

Consolidation and Basis of Presentation

The Company's consolidated financial statements are prepared in accordance with GAAP as codified in the FASB’s Accounting Standards Codification (“ASC” or the “Codification”). The accompanying consolidated financial statements include all of the assets, liabilities, and results of operations of the Company and consolidated variable interest entities (“VIEs”) in which the Company is the primary beneficiary. LD Holdings is considered a VIE, and the financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc. The consolidated net earnings or loss are allocated to noncontrolling interests to reflect the entitlement of certain members that still hold Class A holdings units (“Holdco Units”) and Class C common stock, (“Continuing LLC Members”) as of the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Other entities that the Company does not consolidate, but for which it has significant influence over operating and financial policies, are accounted for using the equity method.

Certain items in prior periods were reclassified to conform to the current presentation. To conform to the current period presentation, fair value change in servicing rights on the consolidated statements of cash flow includes gains or losses on the sale of MSRs. Additionally, other assets on the consolidated balance sheets now include accounts receivable, net and prepaid expenses and other assets.

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

Variable Interest Entities (VIEs)

VIEs are entities that have a total equity investment at risk insufficient to permit the entity to finance its activities without additional subordinated financial support, whose equity investors at risk lack the ability to control the entity's activities, or are structured with non-substantive voting rights. The Company evaluates its associations with VIEs, both at inception and when there is a change in circumstance that requires reconsideration, to determine if the Company is the primary beneficiary and consolidation is required. The determination of whether the assets and liabilities of the VIEs are consolidated or not consolidated in the consolidated balance sheets depends on the terms of the related transaction and the Company’s continuing involvement, if any, with the VIE. A primary beneficiary is defined as a variable interest holder that has a controlling financial interest. A controlling financial interest requires both: (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or receive benefits of a VIE that could potentially be significant to the VIE. The Company determines whether it holds a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE.

Reportable Segments

The Company’s organizational structure is currently comprised of one operating segment. This determination is based on the organizational structure, which reflects how the chief operating decision maker evaluates the performance of the business. The Company’s chief operating decision maker evaluates the performance of the business that comprises one segment based on the measurement of income before income taxes.

Fair Value

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not in a forced transaction) between willing market participants at the measurement date. Financial instruments recorded at fair value on a recurring basis include the Company’s loans held for sale, derivative assets and derivative liabilities, servicing rights, and trading securities.

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

Loans held for sale, at fair value- LHFS are valued at the best execution value based on the underlying characteristics of the loan, which is either based off of the to-be-announced mortgage-backed securities (“TBA MBS”) market prices, or investor pricing, based on product, note rate and term, therefore LHFS are classified as Level 2. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. The valuations for LHFS are adjusted at the loan level to consider the servicing release premium and loan level pricing adjustments specific to each loan. Changes in the fair value of the LHFS are recorded in current earnings as a component of gain on origination and sale of loans, net.

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

Derivative assets and liabilities, at fair value - Derivative assets and liabilities at fair value include interest rate lock commitments (“IRLCs”), forward sales contracts, interest rate swap futures, put options on treasuries and MBS put options. Changes in fair value of derivatives hedging IRLCs and LHFS at fair value are included in gain on origination and sale of loans, net on the consolidated statements of operations. Changes in fair value of derivatives hedging mortgage servicing rights (“MSRs”) are included in change in fair value of servicing rights, net on the consolidated statements of operations.

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

Forward sale contracts - Forward sale contracts and commitments are valued using observable market data, primarily TBA MBS pricing specific to the loan program that reflect the commitments particular product, coupon, and settlement. These derivatives are classified as Level 2. Best efforts forward delivery commitments are also entered into for certain loans at the time the borrower commitment is made. These commitments are valued using the committed price to the counterparty against the current market price of the IRLC or LHFS.

Put options on treasuries and interest rate swap futures - The Company also utilizes put options and treasury futures to hedge interest rate risk. These instruments are actively traded in a liquid market and classified as Level 1 inputs.

MBS put options - MBS put options are used to hedge against interest rate risk. MBS put options are traded over-the-counter with pricing inputs derived from observable market data, such as interest rates, or volatility, and are therefore classified as Level 2.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2023 and 2022, all amounts recorded in cash and cash equivalents represent cash held in banks, with the exception of insignificant amounts of petty cash held on hand.

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

Loans Held for Sale, at Fair Value

Loans held for sale are accounted for at fair value, with changes in fair value recognized in current period income, to more timely reflect the value of the loans. All changes in fair value, including changes arising from the passage of time, are recognized as a component of gain on origination and sale of loans, net.

Sale Recognition - The Company recognizes transfers of loans held for sale as sales when it surrenders control over the loans. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet, and the proceeds from the transaction are recognized as a liability.

Net interest income - Interest income on loans held for sale is recognized using their contractual interest rates. Interest income recognition is suspended for loans when they become 90 days delinquent, or when, in management's opinion, a full recovery of interest and principal becomes doubtful. Interest income recognition is resumed when the loan becomes contractually current. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income on non-accrual loans is subsequently recognized only to the extent cash is received. Interest expense on warehouse and other lines of credit, debt obligations, and other types of borrowings is recognized using their contractual rates. Interest expense also includes the amortization of expenses incurred in connection with financing activities over the term of the related borrowings.

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

The obligation for losses related to the representations and warranties and other provisions discussed above is recorded based upon an estimate of losses. The liability for repurchase losses is assessed quarterly. Because the Company does not service all of the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to all of the individual loans previously sold to investors. However, the Company uses industry-available prepayment data, historical and projected loss frequency and loss severity ratios, default expectations, and expected investor repurchase demands, to estimate its exposure to losses on loans previously sold. Given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to the Company's obligations could vary significantly from the obligation recorded as of the balance sheet dates. The Company records a provision for loan losses, included in gain on origination and sale of loans, net in the consolidated statements of operations, to establish the loan repurchase reserve for sold loans which is reflected in accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets.

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

Derivative Financial Instruments

Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Certain derivatives, loan warehouse, and repurchase agreements are subject to master netting arrangements or similar agreements. In certain circumstances the Company may elect to present certain financial assets, liabilities subject to master netting arrangements in a net position on the consolidated balance sheets.

The Company enters into IRLCs to originate loans held for sale, at specified interest rates, with residential mortgage loan customers whose applications meet credit and underwriting criteria. The Company bears price risk from the time a commitment to originate a loan is made to a borrower or to purchase a loan from a third-party, to the time the loan is sold. During this period, the Company is exposed to losses if mortgage interest rates rise because the value of the IRLC or the LHFS decreases. The Company manages the price risk created by IRLCs and LHFS by entering into forward sale agreements to sell, buy, or originate specified residential mortgage loans at prices which are fixed as of the forward commitment date. Forward sale contracts also include pair offs hedging MSRs, IRLCs, and LHFS. The Company is exposed to fair value losses on servicing rights, LHFS, and IRLCs from changes in mortgage interest rates. The Company manages the risk by hedging the fair value with put options on treasuries, MBS put options, and interest rate swap futures.

Servicing Rights

When the Company sells a loan on a servicing-retained basis, it recognizes a servicing asset at fair value based on the present value of future cash flows generated by the servicing asset retained in the sale. The Company has made the election to carry its servicing rights at fair value. The value of servicing rights is derived from net positive cash flows associated with servicing contracts, resulting from contractual agreements between the Company and investors (or their agents) in mortgage securities and loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. Servicing functions include collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising real estate acquisition and disposition in settlement of loans.

Change in Fair Value of Servicing Rights, net - Unrealized gains or losses resulting from changes in the fair value of servicing rights are recorded to change in fair value of servicing rights, net. Realized and unrealized hedging gains or losses used to hedge interest rate risk on servicing rights are recorded to change in fair value of servicing rights, net. Realized gains or losses from the sale of servicing rights are also included in change in fair value of servicing rights, net.

Servicing Fee Income - Servicing fees are collected from the monthly payments made by mortgagors. Additionally, the company is contractually entitled to receive other forms of remuneration, including late charges, collateral reconveyance charges, loan prepayment penalties, and interest earned on funds pending remittance.

The Company is required to make servicing advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other costs. Advances are made in accordance with servicing agreements and are recoverable upon collection from the borrower or foreclosure of the underlying loans. The Company periodically reviews the receivable for collectability and amounts are written-off when deemed uncollectible. As of December 31, 2023 and 2022, the Company had $118.4 million and $98.7 million, respectively, in outstanding servicing advances included in other assets.

Sales of servicing rights are recognized when (i) the Company secures necessary approval from the investor, if required; (ii) the purchaser holds current approval as a servicer without the risk of losing that status; (iii) in cases where the sales price is financed, an adequate nonrefundable down payment is received, and the note receivable from the purchaser provides full recourse to the purchaser; and (iv) any temporary servicing performed by the Company for a brief period is compensated in accordance with a subservicing contract that ensures adequate compensation. Additionally, the Company recognizes sales of servicing rights if title passes, substantial risks and rewards of ownership have irrevocably transferred to the purchaser, and any protection provisions retained by the Company are minor and reasonably estimable. When a sale is acknowledged with only minor protection provisions, the Company accrues a liability for the estimated obligation associated with those provisions, which is included in accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets.

Accounts Receivable, net

Accounts receivable are assessed for collectibility and a reserve is established when amounts are outstanding longer than the contractual payment terms. The Company writes off accounts receivable when management deems them uncollectible. Accounts receivable are included within other assets on the consolidated balance sheets.

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

Leases

The Company determines if an arrangement contains a lease at contract inception and recognizes an operating lease right-of-use (“ROU”) asset and corresponding operating lease liability based on the present value of lease payments over the lease term, except leases with initial terms less than or equal to 12 months. While the operating leases may include options to extend the term, these options are not included when calculating the operating lease right-of-use asset and lease liability unless the Company is reasonably certain it will exercise such options. Most of the leases do not provide an implicit rate and, therefore, the Company determines the present value of lease payments by using the Company’s incremental borrowing rate. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. The Company’s lease agreements include both lease and non-lease components (such as common area maintenance), which are generally included in the lease and are accounted for together with the lease as a single lease component. Certain of the Company’s lease agreements permit it to sublease leased assets. Sublease income is included as a component of occupancy expense.

Operating lease ROU assets are regularly reviewed for impairment under the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment - Overall.

Loans Eligible for Repurchase

Loans eligible for repurchase represents certain mortgage loans sold pursuant to Ginnie Mae programs where the Company, as servicer, has the unilateral option to repurchase the loan if certain criteria are met, including if a loan is greater than 90 days delinquent. Regardless of whether the repurchase option has been exercised, the Company must recognize eligible loans and a corresponding repurchase liability in its consolidated balance sheets. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. As a result of this right, the Company records the loans in loans eligible for repurchase and records a corresponding liability in liability for loans eligible for repurchase on its consolidated balance sheets.

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

During the second quarter of 2022, the Company performed an interim impairment test due to the impact of rising interest rates on the mortgage industry and the Company’s recent stock performance. The evaluation of goodwill included a market-based and income-based approach. Based upon the results of this evaluation, management concluded that goodwill had become impaired driven primarily by significant declines in market capitalization. Accordingly, an impairment charge totaling $40.7 million, the entire amount of goodwill, was recognized during the second quarter of 2022.

In addition to goodwill, the Company had other intangible assets related to trademarks associated with prior acquisitions. The Company reviews intangible assets for possible impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. The factors outlined in the goodwill impairment discussion above triggered an interim impairment evaluation of other intangible assets during the second quarter of 2022. Based upon the results of this evaluation, an impairment charge totaling $1.4 million, the entire amount of other intangible assets, was recognized during the second quarter of 2022.

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

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change. Deferred tax assets are recorded in other assets on the consolidated balance sheets. Deferred tax liabilities are recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

Stock-Based Compensation

The Company’s 2021 Omnibus Incentive Plan (“2021 Plan”) and 2022 Inducement Plan (“2022 Plan”) provide for the grant of incentive and non-qualified stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights of the Company’s Class A common stock. The Company’s 2022 Employee Stock Purchase Plan (“ESPP”) provided employees with an opportunity to purchase the Company’s Class A common stock at a discounted price through accumulated payroll deductions. The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of RSUs, ESPP subscriptions, and non-qualified stock options. The Company’s RSUs vest on service-based or market-based conditions. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period) so that compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. Expense is reduced for actual forfeitures as they occur. The cost of stock-based compensation is recorded to personnel expense on the consolidated statements of operations.

Earnings per share

Basic and diluted earnings per common share are calculated in accordance with the two-class method. According to the Company’s certificate of incorporation, holders of Class A common stock and Class D common stock are entitled to share equally, on a per-share basis, in dividends and other distributions of cash, property, or shares of stock of the Company as may be declared by the board of directors.

Basic earnings or loss per share of Class A common stock and Class D common stock is computed by dividing net income or loss attributable to loanDepot, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding during the period. Shares of Class B and Class C common stock do not have economic rights to loanDepot Inc and, therefore, are not included in the calculation of basic earnings per share. For purposes of computing diluted earnings or loss per share, the weighted-average number of the Company’s shares reflects the dilutive effect that could occur if all potentially dilutive securities were converted into or exchanged or exercised for the Company’s Class A common stock.

The dilutive effect of stock options and other stock-based awards is calculated using the treasury stock method, which assumes the proceeds from the exercise of these instruments are used to purchase common shares at the average market price for the period. Market-based restricted stock units are considered contingently issuable shares, and their dilutive effect is included in the denominator of the diluted earnings or loss per share calculation for the entire period, if those shares would be issuable as of the end of the reporting period, assuming the end of the reporting period was also the end of the contingency period. The dilutive effect of noncontrolling interests is evaluated under the if-converted method, where the Class C common stock is assumed to be converted, and the resulting common shares are included in the denominator of the diluted earnings or loss per share calculation.

Other income

Direct title insurance premiums, escrow and sub escrow fees, and default and foreclosure service revenues are reported within other income in the consolidated statements of operations and are within the scope of Revenue from Contracts with

Customers (Topic 606). Direct title insurance premiums are based on a percentage of the gross title premiums charged by the title insurance provider and are recognized net as revenue when the Company is legally or contractually entitled to collect the premium. Revenue is recognized at the point-in-time upon the closing of the underlying real estate transaction as the earnings process is considered complete. Cash is typically collected at the closing of the underlying real estate transaction. Escrow and sub escrow fees are primarily associated with managing the closing of real estate transactions including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing other related activities. Escrow and sub escrow fees are recognized as revenue when the closing process is complete or when the Company is legally or contractually entitled to collect the fee. Revenue is primarily recognized at a point-in-time upon closing of the underlying real estate transaction or completion and billing of services. Cash is typically collected at the closing of the underlying real estate transaction. Default and foreclosure service revenues are associated with foreclosure title searches, tax searches, title updates, deed recordings and other related services. Fees vary by service and are recognized as revenue when the service is complete and billed or when the Company is entitled to collect the fee.

Marketing and Advertising

Advertising costs are expensed in the period incurred and principally represent online advertising costs, including fees paid to search engines, distribution partners, master service agreements with brokers, and desk rental agreements with realtors. Prepaid advertising expenses are capitalized and recognized during the period the expenses are incurred.

Concentration of Risk

The Company has concentrated its credit risk for cash by maintaining deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company.

The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 18% and 22% of total loan originations for the years ended December 31, 2023 and 2022, respectively.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 36%, 28%, and 12%, of the Company’s loan sales for the year ended December 31, 2023 and 28%, 27%, and 22% for the year ended December 31, 2022. No other investors accounted for more than 5% of the loan sales for the years ended December 31, 2023 and 2022.

The Company funds loans through warehouse lines of credit. As of December 31, 2023, 20% and 18% of the Company's warehouse lines were payable to two separate lenders, respectively.

Recently Issued Accounting Pronouncements

On March 2023, the FASB issued ASU 2023-1, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASU 2016-2, Leases (Topic 842). This amendment requires leasehold improvements associated with common control arrangements to be amortized over the useful life of the common control group and accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying assets. Additionally, these leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment. ASU 2023-1 is effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which, among other things, require that public business entities annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-9 is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company will include the required disclosures in its consolidated financial statements once adopted.

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

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,132,880	$—	$2,132,880
Trading securities	—	92,901	—	92,901
Derivative assets:
Interest rate lock commitments	—	—	49,112	49,112
Forward sale contracts	—	16,610	—	16,610
Interest rate swap futures	26,476	—	—	26,476
MBS put options	—	1,376	—	1,376
Servicing rights	—	—	1,999,763	1,999,763
Total assets at fair value	$26,476	$2,243,767	$2,048,875	$4,319,118
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,172	$1,172
Forward sale contracts	—	83,728	—	83,728
Put options on treasuries	62	—	—	62
Servicing rights	—	—	14,045	14,045
Total liabilities at fair value	$62	$83,728	$15,217	$99,007

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,373,427	$—	$2,373,427
Trading securities	—	94,243	—	94,243
Derivative assets:
Interest rate lock commitments	—	—	29,374	29,374
Forward sale contracts	—	6,676	—	6,676
MBS put options	—	3,361	—	3,361
Servicing rights	—	—	2,037,447	2,037,447
Total assets at fair value	$—	$2,477,707	$2,066,821	$4,544,528
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$5,784	$5,784
Interest rate swap futures	7,395	—	—	7,395
Forward sale contracts	—	43,482	—	43,482
Put options on treasuries	10,831	—	—	10,831
Servicing rights	—	—	12,311	12,311
Total liabilities at fair value	$18,226	$43,482	$18,095	$79,803

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31, 2023
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$23,590	$2,025,136
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	387,498	277,387
Transfers of IRLC to LHFS	(275,451)	—
Other factors	(87,697)	—
Change in fair value of servicing rights, net(1)	—	(136,118)
Sales	—	(180,687)
Balance at end of period	$47,940	$1,985,718
(1)The change in unrealized gains or losses relating to servicing rights still held at December 31, 2023 amounted to a net loss of $61.1 million for the year ended December 31, 2023.

	Year Ended December 31, 2022
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$180,620	$1,999,402
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	380,443	647,716
Transfers of IRLC to LHFS	(377,071)	—
Other factors	(160,402)	—
Change in fair value of servicing rights, net(1)	—	143,169
Sales	—	(765,151)
Balance at end of period	$23,590	$2,025,136
(1)The change in unrealized gains or losses relating to servicing rights that were still held at December 31, 2022, amounted to a net gain of $710.3 million for the year ended December 31, 2022.

	Year Ended December 31, 2021
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$647,045	$1,124,302
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	2,169,847	1,610,596
Transfers of IRLC to LHFS	(1,969,541)	—
Other factors	(666,731)	—
Change in fair value of servicing rights, net(1)	—	(351,767)
Sales	—	(383,729)
Balance at end of period	$180,620	$1,999,402
(1)The change in unrealized gains or losses relating to servicing rights that were still held at December 31, 2021, amounted to a net gain of $1.3 billion for the year ended December 31, 2021.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	December 31, 2023				December 31, 2022
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	2.7%	-	99.9%	76.7%	8.4%	-	99.9%	75.3%

Servicing rights
Discount rate(2)	4.6%	-	16.8%	6.4%	5.0%	-	16.1%	6.5%
Prepayment rate(2)	5.6%	-	22.4%	8.1%	5.8%	-	17.6%	7.2%
Cost to service (per loan)	$72	-	$126	$90	$63	-	$138	$87
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of December 31, 2023 or December 31, 2022.

Financial Statement Items Measured at Amortized Cost

The following table presents the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements that are not recorded at fair value on a recurring or nonrecurring basis. The table excludes cash and cash equivalents, restricted cash, warehouse and other lines of credit, and secured debt facilities as these financial instruments are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value:

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$989,318	$886,492	$991,822	$645,495

Fair value of the Company’s Senior Notes issued in October 2020 and March 2021 was estimated using quoted market prices and classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type of loan as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Amount	%	Amount	%
Conforming - fixed	$1,211,449	57%	$1,441,497	59%
Conforming - ARM	18,592	1	52,513	2
Government - fixed	777,860	36	815,921	34
Government - ARM	20,403	1	17,788	1
Other - residential mortgage loans	104,778	5	101,137	4
Consumer loans	—	—	1,774	—
Total	2,133,082	100%	2,430,630	100%
Fair value adjustment	(202)		(57,203)
Loans held for sale, at fair value	$2,132,880		$2,373,427

A summary of the changes in the balance of loans held for sale is as follows:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$2,373,427	$8,136,817
Origination and purchase of loans	22,393,729	53,094,767
Sales	(23,013,399)	(59,174,022)
Repurchases	443,935	633,298
Principal payments	(129,752)	(132,322)
Fair value gain (loss)	64,940	(185,111)
Balance at end of period	$2,132,880	$2,373,427

Gain on origination and sale of loans, net is comprised of the following components:

	Year Ended December 31,
	2023	2022	2021
(Discount) premium from loan sales	$(135,943)	$(933,547)	$1,882,557
Servicing rights additions	277,387	647,716	1,610,596
Unrealized losses from derivative assets and liabilities	(35,430)	(134,519)	(308,200)
Realized gains from derivative assets and liabilities	55,631	1,215,013	347,014
Discount points, rebates and lender paid costs	306,115	275,981	(206,716)
Fair value gain (loss) on loans held for sale	64,940	(185,111)	(104,715)
Provision for loan loss obligation for loans sold	(8,179)	(136,993)	(7,185)
Total gain on origination and sale of loans, net	$524,521	$748,540	$3,213,351

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for LHFS.

	December 31, 2023			December 31, 2022
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$2,113,106	$2,108,125	$4,980	$2,353,732	$2,405,842	$(52,110)
90+ days delinquent(1)	19,774	24,957	(5,182)	19,695	24,788	(5,093)
Total	$2,132,880	$2,133,082	$(202)	$2,373,427	$2,430,630	$(57,203)
(1) 90+ days delinquent loans are on non-accrual status.

NOTE 4 – SERVICING RIGHTS, AT FAIR VALUE

Our servicing rights portfolio consists of Agency MSRs associated with mortgage loans that conform to the guidelines set forth by GSEs, Government MSRs associated with mortgage loans that are insured or guaranteed by government agencies, primarily through Ginnie Mae mortgage-backed securities, and Other MSRs consisting primarily of other non-Agency loans. The outstanding principal balance of the servicing portfolio was comprised of the following:

	December 31,
	2023	2022
Agency	$94,243,545	$93,971,606
Government	40,535,399	37,096,679
Other	10,311,255	10,102,646
Total servicing portfolio	$145,090,199	$141,170,931

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$2,025,136	$1,999,402	$1,124,302
Servicing rights additions	277,387	647,716	1,610,596
Sales proceeds, net	(180,687)	(765,151)	(383,729)
Changes in fair value:
Due to changes in valuation inputs or assumptions	2,227	363,064	68,399
Due to collection/realization of cash flows	(149,211)	(230,449)	(421,624)
Realized gains on sales of servicing rights	10,866	10,554	1,458
Balance at end of period	$1,985,718	$2,025,136	$1,999,402

During the year ended December 31, 2023, the Company sold excess servicing cash flows on Agency loans for total proceeds of $132.0 million. There were no excess servicing sales during the year ended December 31, 2022. The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
Contractual servicing fees	$395,213	$423,528	$382,501
Late, ancillary and other fees	97,598	25,622	11,179
Servicing fee income	$492,811	$449,150	$393,680

The following is a summary of the components of changes in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
Changes in fair value:
Due to changes in valuation inputs or assumptions	$2,227	$363,064	$68,399
Due to collection/realization of cash flows	(149,211)	(230,449)	(421,624)
Realized gains (losses) on sales of servicing rights, net(1)	10,486	(3,663)	(9,759)
Net loss from derivatives hedging servicing rights	(47,919)	(323,309)	(82,878)
Changes in fair value of servicing rights, net	$(184,417)	$(194,357)	$(445,862)
(1)Includes the provision for sold MSRs.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	December 31,
	2023	2022
Fair value of servicing rights, net	$1,985,718	$2,025,136
Change in fair value from adverse changes:
Discount Rate:
Increase 1%	(76,862)	(81,431)
Increase 2%	(148,438)	(157,281)
Cost of Servicing:
Increase 10%	(20,103)	(19,017)
Increase 20%	(40,319)	(38,127)
Prepayment Speed:
Increase 10%	(22,425)	(18,863)
Increase 20%	(44,128)	(37,546)

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

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2023:
Interest rate lock commitments	$2,007,175	Derivative asset, at fair value	$49,112
Interest rate lock commitments	163,161	Derivative liabilities, at fair value	—	1,172

Forward sale contracts	449,419	Derivative asset, at fair value	16,610	—
Forward sale contracts	2,234,930	Derivative liabilities, at fair value	—	83,728

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	9,730	Derivative liabilities, at fair value	—	62

MBS put options	200,000	Derivative asset, at fair value	1,376	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	3,240	Derivative asset, at fair value	26,476	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$93,574	$84,962

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2022:
Interest rate lock commitments	$1,591,807	Derivative asset, at fair value	$29,374	$—
Interest rate lock commitments	622,706	Derivative liabilities, at fair value	—	5,784

Forward sale contracts	309,809	Derivative asset, at fair value	6,676	—
Forward sale contracts	2,963,685	Derivative liabilities, at fair value	—	43,482

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	8,050	Derivative liabilities, at fair value	—	10,831

MBS put options	400,000	Derivative asset, at fair value	3,361	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	211	Derivative liabilities, at fair value	—	7,395
		Total derivative financial instruments	$39,411	$67,492

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Year Ended December 31,
Derivative instrument	Statements of Operations Location	2023	2022	2021
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$24,350	$(157,030)	$(466,425)
Forward sale contracts	Gain on origination and sale of loans, net	6,958	1,195,708	540,811
Interest rate swap futures	Gain on origination and sale of loans, net	(31,328)	(81,259)	(111,300)
Put options	Gain on origination and sale of loans, net	20,221	123,075	75,728
Forward sale contracts	Change in fair value of servicing rights, net	(13,763)	(114,244)	(89,127)
Interest rate swap futures	Change in fair value of servicing rights, net	(22,572)	(201,259)	9,071
Put options	Change in fair value of servicing rights, net	(11,584)	(7,806)	(2,822)
Total realized and unrealized losses on derivative financial instruments		$(27,718)	$757,185	$(44,064)

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of December 31, 2023 and 2022, respectively. Refer to Note 11 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	December 31, 2023
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$33,591	$(16,981)	$16,610	$—	$—	$16,610
MBS put options	1,376	—	1,376	—	—	1,376
Interest rate swap futures	26,476	—	26,476	—	—	26,476
Total assets	$61,443	$(16,981)	$44,462	$—	$—	$44,462

Liabilities:
Forward sale contracts	$100,709	$(16,981)	$83,728	$—	$(60,188)	$23,540
Put options on treasuries	62	—	62	—	—	62
Warehouse and other lines of credit	1,947,057	—	1,947,057	(1,947,057)	—	—
Secured debt obligations (1)	1,287,418	—	1,287,418	(1,287,418)	—	—
Total liabilities	$3,335,246	$(16,981)	$3,318,265	$(3,234,475)	$(60,188)	$23,602
(1)Secured debt obligations as of December 31, 2023 included secured credit facilities and Term Notes.

	December 31, 2022
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets
Forward sale contracts	$39,386	$(32,710)	$6,676	$—	$—	$6,676
MBS put options	3,361	—	3,361	—	—	3,361
Total assets	$42,747	$(32,710)	$10,037	$—	$—	$10,037

Liabilities
Forward sale contracts	$76,192	$(32,710)	$43,482	$—	$(36,270)	$7,212
Put options on treasuries	10,831	—	10,831	—	(10,831)	—
Interest rate swap futures	7,395	—	7,395	—	(7,395)	—
Warehouse and other lines of credit	2,146,602	—	2,146,602	(2,146,602)	—	—
Secured debt obligations (1)	1,298,853	—	1,298,853	(1,298,853)	—	—
Total liabilities	$3,539,873	$(32,710)	$3,507,163	$(3,445,455)	$(54,496)	$7,212
(1) Secured debt obligations as of December 31, 2022 included the secured credit facilities and Term Notes.

NOTE 7 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the years ended December 31, 2023, 2022 and 2021.

Consolidated VIEs

LD Holdings

The Company is a holding company, with its sole material asset being its equity interest in LD Holdings. As the sole managing member of LD Holdings, the Company indirectly operates and controls all of LD Holdings’ business and affairs. LD Holdings is considered a VIE and the financial results of LD Holdings and its subsidiaries are consolidated. A portion of net earnings or loss is allocated to noncontrolling interest to reflect the entitlement of the Continuing LLC Members. Refer to Note 14 – Equity for further details.

Securitization and SPEs

The Company consolidates securitization facilities that finance mortgage loans held for sale, as well as SPEs established as trusts to finance mortgage servicing rights and servicing advance receivables. Assets are transferred to a securitization or trust, which issues beneficial interests collateralized by the transferred assets, entitling investors to specified cash flows. The Company may retain beneficial interests in the transferred assets and also holds conditional repurchase options specific to these securitizations, allowing it to repurchase assets from the securitization entity. The Company’s economic exposure to loss from outstanding third-party financing is generally limited to the carrying value of the assets financed. The Company has retained risks in the securitizations including customary representations and warranties. For securitization facilities, the Company, as seller, has an option to prepay and redeem outstanding classes of issued notes after a set period of time. The Company’s exposure to these entities is primarily through its role as seller, servicer, and administrator. Servicing functions include, but are not limited to, general collection activity, preparing and furnishing statements, and loss mitigation efforts including repossession and sale of collateral.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s consolidated securitization and SPE VIEs.

	December 31, 2023	December 31, 2022
Assets
Loans held for sale, at fair value	$510,080	$497,574
Restricted cash	2,704	6,735
Servicing rights, at fair value	617,878	544,729
Other assets	84,524	54,887
Total	$1,215,186	$1,103,925
Liabilities
Warehouse and other lines of credit	$500,000	$500,000
Debt obligations, net:
MSR Facilities	174,750	116,874
Servicing advance facilities	27,939	48,484
Term notes	200,000	199,666
Total	$902,689	$865,024

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	December 31, 2023
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$92,901	$—	$92,901	$2,200,406
Investments in joint ventures	20,363	—	20,363	27,171
Total	$113,264	$—	$113,264

	December 31, 2022
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$94,243	$—	$94,243	$2,309,739
Investments in joint ventures	20,410	—	20,410	38,682
Total	$114,653	$—	$114,653

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of December 31, 2023, the remaining principal balance of loans transferred to these securitization trusts was $2.2 billion of which $9.0 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $21.0 million, $17.2 million and $11.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in other income in the consolidated statements of operations.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2023	2022
Furniture and equipment	$91,061	$93,818
Computer software	6,759	6,837
Software development	165,119	147,424
Leasehold improvements	29,180	29,150
Work in progress	13,042	12,929
Property and equipment	305,161	290,158
Accumulated depreciation and amortization	(234,352)	(197,269)
Property and equipment, net	$70,809	$92,889

The Company recorded $41.3 million, $42.0 million and $35.0 million of depreciation and amortization expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021 charges of $1.4 million, $12.6 million and zero, respectively, were recorded for losses on fixed assets due to branch consolidation efforts. These charges are included in general and administrative expenses on the consolidated statements of operations.

Capitalized computer software development costs consist of the following:

	December 31,
	2023	2022
Cost	$165,119	$147,424
Accumulated amortization	(122,861)	(95,777)
Software development, net	$42,258	$51,647

The Company recorded $27.7 million, $20.4 million and $11.5 million of amortization expense related to software development for the years ended December 31, 2023, 2022 and 2021, respectively.

Future computer software development amortization for the remaining years:

Year ending December 31,
2024	$25,615
2025	13,990
2026	2,653
Total	$42,258

NOTE 9 – LEASES

The Company entered into operating leases related to its corporate headquarters and support, sales, and processing offices which expire at various dates through 2029. The Company’s operating lease agreements have remaining terms ranging from less than one year to five years. Certain of these operating lease agreements include options to extend the original term. The Company’s operating lease agreements do not require the Company to make variable lease payments.

	Year Ended December 31,
	2023	2022	2021
Lease expense:
Operating leases	$16,864	$24,961	$28,322
Short-term leases	1,739	2,373	747
Sublease income	(1,774)	(187)	(1,049)
Lease expense, net included in occupancy expense	$16,829	$27,147	$28,020

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$23,975	$31,350
Right-of-use assets obtained in exchange for lease obligations:
New leases entered into during the year	8,852	16,922

	December 31, 2023	December 31, 2022
Period-end:
Operating leases:
Weighted average remaining lease term (years)	3.3	3.6
Weighted average discount rate	6.6%	5.7%

The following is a schedule of future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2023:

Year ending December 31,
2024	$19,201
2025	14,456
2026	10,017
2027	8,507
2028	2,816
Thereafter	116
Total operating lease payments	55,113
Less: Imputed interest	(5,921)
Operating lease liability	$49,192

During the year ended December 31, 2023, impairment charges of $0.9 million were recorded for leases exited during the year. The impairment charges are included in general and administrative expense on the consolidated statements of operations. As of December 31, 2023, the Company had three operating leases that had not yet commenced with aggregate undiscounted required payments of $0.4 million.

NOTE 10 – Other Assets

Other assets consists of the following:

	December 31,
	2023	2022
Servicing advances	$118,414	$98,704
Margin call receivable	60,188	36,270
Prepaid expenses	27,476	41,317
Loan related receivables	9,408	18,858
Joint ventures	7,726	15,843
Servicing related receivables	4,610	61,216
Income tax receivable	2,611	10,725
Deferred tax asset	1,976	941
Other	21,689	17,387
Total	$254,098	$301,261

There was $3.1 million and $2.8 million in allowance for credit losses at December 31, 2023 and 2022, respectively. There was $0.4 million, $0.4 million and $1.5 million of accounts receivable write-offs during the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 11 – WAREHOUSE AND OTHER LINES OF CREDIT

At December 31, 2023, the Company was a party to eight revolving lines of credit with lenders providing an aggregate $3.1 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at the secured overnight financing rate (“SOFR”), or other alternative base rate, plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of December 31, 2023, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.37% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines are scheduled to expire through 2024. As of December 31, 2023 there was one securitization facility with an original three year term scheduled to expire in 2024. All warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of December 31, 2023 and December 31, 2022, the Company had posted a total of $7.0 million and $11.0 million, restricted cash as collateral with warehouse lenders and securitization facilities of which $4.3 million and $4.3 million were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of December 31, 2023, the Company was in compliance with covenants under the warehouse lines.

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

The following table presents information on warehouse and other lines of credit and the outstanding balance as of December 31, 2023 and 2022:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	December 31, 2023	December 31, 2022
Facility 1(1)	$400,000	$350,000	$750,000	10/25/2024	$391,418	$382,098
Facility 2(2)	1,000	299,000	300,000	9/23/2024	155,676	236,144
Facility 3	—	300,000	300,000	4/16/2024	175,348	177,900
Facility 4	—	175,000	175,000	12/26/2024	127,052	202,548
Facility 5(2)	—	200,000	200,000	N/A	1,638	—
Facility 6(2)	—	600,000	600,000	9/27/2024	359,401	180,273
Facility 7	—	—	—	11/1/2023	—	295,064
Facility 8	—	300,000	300,000	9/20/2024	236,524	172,575
Facility 9(3)	500,000	—	500,000	10/21/2024	500,000	500,000
Total	$901,000	$2,224,000	$3,125,000		$1,947,057	$2,146,602
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(3)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.

The following table presents certain information on warehouse and other lines of credit:

	Year Ended December 31,
	2023	2022	2021
Maximum outstanding balance during the period	$2,280,996	$7,672,559	$9,180,276
Average balance outstanding during the period	1,704,717	4,127,822	8,149,855
Collateral pledged (loans held for sale)	2,065,878	2,214,656	7,815,347
Weighted average interest rate during the period	7.04%	2.97%	2.21%

NOTE 12 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Secured debt obligations, net:
Secured credit facilities:
MSR facilities	$980,760	$963,834
Securities financing facilities	75,994	85,513
Servicing advance facilities	27,939	48,484
Total secured credit facilities	1,084,693	1,097,831
Term Notes	200,000	199,666
Total secured debt obligations, net	1,284,693	1,297,497
Unsecured debt obligations, net:
Senior Notes	989,318	991,822
Total debt obligations, net	$2,274,011	$2,289,319

Certain of the Company’s secured debt obligations require the Company to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company obtained amendments relating to certain profitability covenants. As a result, the Company was in compliance with all such financial covenants as of December 31, 2023.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In December 2021, the Company entered into a credit facility agreement. The agreement was amended in December 2023 to provide for $540.0 million in borrowing capacity, with an option to increase up to $600.0 million upon mutual consent, available to the Company. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $716.8 million as of December 31, 2023. The facility bears interest at SOFR, plus a margin per annum and matures in December 2024. At December 31, 2023, there was $465.1 million outstanding on this facility and $2.5 million in unamortized deferred financing costs.
In January 2022, the Company entered into a credit facility agreement which provides $500.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $596.8 million as of December 31, 2023. The facility bears interest at SOFR, plus a margin per annum and matures in January 2025. At December 31, 2023, there was $343.4 million outstanding on this facility.

In August 2017, the Company established the GMSR Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable funding notes or term notes. Both are secured by participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights held by the GMSR Trust, with a fair value of $617.9 million as of December 31, 2023. In November 2023, the agreement was amended to provide for $175.0 million in borrowing capacity for the variable funding notes. The variable funding notes accrue interest at SOFR plus a margin per annum. As of December 31, 2023, the Company had $175.0 million outstanding variable funding notes and $0.3 million in unamortized deferred financing costs. The variable funding notes were scheduled to mature in January 2024. In January 2024, the Company secured a new facility to issue variable funding notes, providing $250.0 million in borrowing capacity and extending their maturity to January 2025.
Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 70% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of December 31, 2023, the trading securities had a fair value of $92.9 million on the consolidated balance sheets and there were $76.0 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR, plus a margin per annum. In September 2023 the 2020-VF1 Notes were extended to mature in September 2024 (unless earlier redeemed in accordance with their terms). At December 31, 2023, there was $27.9 million in 2020-VF1 Notes outstanding.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum. As of December 31, 2023, there was no balance outstanding on these variable funding notes.

Term Notes

In October 2018, the Company, through the GMSR Trust issued the Series 2018-GT1 Term Notes (“Term Notes”). In September 2023, the Term Notes were extended to mature in October 2025 and accrue interest at SOFR plus a margin per annum. At December 31, 2023, there was $200.0 million in Term Notes outstanding and no unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% unsecured senior notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2025 Senior Notes, in whole or in part, at various redemption prices. During the year ended December 31, 2023, the Company repurchased $2.3 million of 2025 Senior Notes at an average purchase price of 79.78% of par, which resulted in a $0.4 million gain on extinguishment of debt. Gain on extinguishment of debt is recorded in other interest expense on the consolidated statement of operations. As of December 31, 2023, there were $497.8 million in 2025 Senior Notes outstanding and $3.3 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, the Company may redeem the 2028 Senior Notes at 100% of the principal, plus accrued interest and a make-whole premium. Up to 40% of the principal may be redeemed before April 1, 2024 with proceeds from certain equity offerings at a price of 106.125% of the principal plus accrued interest. After April 1, 2024 the Company may redeem the 2028 Senior Notes at various redemption prices. During the year ended December 31, 2023, the Company repurchased $3.1 million of 2028 Senior Notes at a purchase price of 58.55% of par, which resulted in a $1.3 million gain on extinguishment of debt. During the year ended December 31, 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.90% of par, which resulted in a $10.5 million gain on extinguishment of debt. As of December 31, 2023, there were $499.4 million in 2028 Senior Notes outstanding and $4.5 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.90% - 3.50%.

NOTE 13 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consist of the following:

	December 31,
	2023	2022
Accounts payable	$108,642	$139,714
Deferred tax liability	80,171	122,404
Loan loss obligation for sold loans	31,980	70,797
Accrued compensation and benefits	54,084	52,759
TRA liability	57,258	50,730
Joint ventures	15,602	25,619
Servicing rights, at fair value	14,045	12,311
Dividends and dividend equivalents payable	2,919	7,130
Accrued pricing adjustments on sold loans	831	3,167
Income tax payable	943	—
Other	13,496	4,065
Total	$379,971	$488,696

NOTE 14 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $351.3 million and $488.0 million as of December 31, 2023 and December 31, 2022, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings.

	As of December 31,
	2023		2022
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	181,054,423	56.18%	169,523,682	53.78%
Continuing LLC Members	141,234,529	43.82%	145,693,119	46.22%
Total	322,288,952	100.00%	315,216,801	100.00%

NOTE 15 – EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings (loss) per share for Class A common stock and Class D common stock:

	For the year ended December 31,
	2023			2022			2021
	Class A	Class D	Total	Class A	Class D	Total	Class A	Class D	Total
Net (loss) income allocated to common stockholders	$(49,042)	$(61,100)	$(110,142)	$(103,026)	$(169,994)	$(273,020)	$13,998	$99,526	$113,524
Weighted average shares - basic	77,879,392	97,026,671	174,906,063	58,879,239	97,151,111	156,030,350	16,029,314	113,969,580	129,998,894
(Loss) earnings per share:
Basic	$(0.63)	$(0.63)	$(0.63)	$(1.75)	$(1.75)	$(1.75)	$0.87	$0.87	$0.87
Diluted	$(0.63)	$(0.63)	$(0.63)	$(1.75)	$(1.75)	$(1.75)	$0.87	$0.87	$0.87

There was no Class B common stock outstanding for any periods presented. The potential dilutive effect of the exchange of Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange of Class C common stock for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of 26.2%, 27.4%, and 26.0% for the years ended December 31, 2023, 2022, and 2021, respectively. The potential dilutive effect of stock options, restricted stock units, and ESPP shares is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive for the periods and excluded from the computation of diluted earnings or loss per share.

	For the year ended December 31,
	2023	2022	2021
Class C common stock	147,789,060	163,541,101	192,465,222
Stock options, restricted stock units, ESPP shares(1)	16,919,589	14,278,795	1,192,211
Total	164,708,649	177,819,896	193,657,433
(1)Stock options, restricted stock units, and ESPP shares are weighted for the portion of the period for which they were outstanding. There were no stock options or ESPP shares granted prior to 2022.

NOTE 16 – COMPENSATION PLANS

Stock -Based Compensation

    The Company’s 2021 Plan and 2022 Plan provide for the grant of incentive and non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights of the Company’s Class A common stock. Options to purchase shares of the Company’s Class A common stock generally vest over predetermined periods and expire ten years after the date of grant. Service-based restricted stock units of the Company’s Class A common stock generally vest over predetermined periods, typically two to four years after the date of grant. Market-based restricted stock units of the Company’s Class A common stock generally vest over two to five years based on a combination of service and market conditions. The actual number of shares issued will be determined based upon the proportionate achievement of specified hurdles of the Company’s stock price. The initial number of the Company’s Class A common stock authorized for issuance under the 2021 Plan and 2022 Plan were 16.5 million and 5 million shares, respectively.

The Company also had an ESPP Plan which allowed eligible employees to purchase shares of the Company's Class A common stock at 85% of the lower of the fair market value on the effective date of the subscription or the date of purchase. Under the ESPP, employees could authorize the Company to withhold up to 10% of their compensation for common stock purchases, subject to certain limitations. During the first quarter of 2024, the Company discontinued the ESPP Plan.

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

The stock-based compensation expense recognized on all share-based awards was $22.0 million, $20.6 million, and $67.1 million, for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $37.9 million of unrecognized compensation related to all unvested stock options, restricted stock units, and employee stock purchase subscriptions which will be amortized over the weighted-average remaining requisite service period of 1.73 years.

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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted. There were no options granted prior to 2022.

	For the year ended December 31,
	2023	2022
Average risk-free interest rate	4.19%	3.69%
Expected dividend yield	N/A	N/A
Expected volatility	62%	70%
Expected life	5.74 years	5.61 years
Fair value per share	$1.25	$1.10

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions.

	For the year ended December 31,
	2023	2022
Average risk-free interest rate	4.61%	3.77%
Expected dividend yield	N/A	N/A
Expected volatility	64%	70%
Expected life	0.50 years	0.50 years
Fair value per share	$1.75	$1.60

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The following weighted-average assumptions were used to determine the fair value of market-based restricted stock units. There were no market-based restricted stock units granted prior to 2022.

	For the year ended December 31,
	2023	2022
Average risk-free interest rate	4.37%	3.20%
Expected volatility	62%	70%

Stock option activity during the year ended December 31, 2023 under the 2022 Plan and 2021 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	7,000,000	$1.73	5.6 years	$480
Granted	350,000	$2.09
Forfeited/Cancelled	(2,000,000)	$1.57
Outstanding as of December 31, 2023	5,350,000	$1.82	4.9 years	9,102
Exercisable as of December 31, 2023	4,250,000	1.64	4.2 years	8,000
Vested and Expected to Vest as of December 31, 2023	1,100,000	$2.52	7.6 years	1,102

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted stock unit activity during the year ended December 31, 2023 under the 2022 Plan and 2021 Plan was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	25,103,600	$3.43
Granted	6,371,638	2.21
Vested	(4,738,693)	3.63
Forfeited/Cancelled	(5,297,726)	3.63
Unvested as of December 31, 2023	21,438,819	2.97

Restricted stock unit activity during the year ended December 31, 2023 for Holdco Units was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	5,744,200	$0.50
Vested	(2,978,054)	0.50
Forfeited/Cancelled	(564,274)	0.50
Unvested as of December 31, 2023	2,201,872	0.50

401(k) Plan

The Company’s employees are eligible to participate in a defined contribution plan (“401(k) Plan”). Effective July 2023, the Company reinstated its matching of 50% of participant contributions, up to 6% of each participant’s total eligible gross compensation, after temporarily suspending the program in October 2022. Matching contributions totaled approximately $2.7 million, $12.9 million and $25.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 17 – INCOME TAXES

The following table details the Company’s provision for income taxes:

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$240	$(162)	$8,936
State	139	846	3,120
Total current	379	684	12,056
Deferred
Federal	(27,512)	(66,624)	26,623
State	(15,663)	(13,652)	4,692
Total deferred	(43,175)	(80,276)	31,315
Total (benefit) provision for income taxes	$(42,796)	$(79,592)	$43,371

The following table is a reconciliation of the estimated provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes (net of federal benefit)	2.8	3.0	0.9
Non-controlling interests	(9.5)	(10.3)	(16.2)
Goodwill impairment	—	(0.6)	—
State rate change	1.9	(1.5)	—
Change in valuation allowance	0.1	(0.1)	—
Other, net	(0.9)	—	0.8
Effective income tax rate	15.4%	11.5%	6.5%

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

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	December 31,
	2023	2022
Deferred tax assets:
Accrued compensation	$16	$41
Net operating loss	87,978	70,010
Tax credits	421	447
Depreciation	8	7
Acquired intangible assets	157	—
Charitable contributions carryover	83	—
Gross deferred tax assets before valuation allowance	88,663	70,505
Valuation allowance	(314)	(386)
Net deferred tax assets	88,349	70,119

Deferred tax liabilities:
Outside basis difference	166,544	191,437
Acquired intangible assets	—	145
Total deferred tax liabilities	166,544	191,582
Net deferred tax liabilities	$(78,195)	$(121,463)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of December 31, 2023 relates to temporary outside basis differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under the TRA as a result of the offering transaction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at December 31, 2023 and 2022 using the combined federal and state rate (less federal benefit) of 26.2% and 27.4%, respectively. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, the Company considered all negative and positive evidence. As of December 31, 2023, the Company established a valuation allowance on tax credits that have a limited carryforward period and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for the remaining deferred tax assets as the Company believes it is more-likely-than not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $57.3 million and $50.7 million as of December 31, 2023 and 2022, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction, refer to Note 19- Commitments and Contingencies, for further information on the TRA liability.

Uncertain tax positions relate to various federal and state income tax matters. The income tax returns for 2019-2023 are subject to examination by the relevant taxing authorities. There was no interest or penalties related to uncertain tax positions for the years ended December 31, 2023, 2022, and 2021, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$497	$654	$—
Increases related to positions taken during prior years	—	—	540
Increases related to positions taken during the current year	—	—	114
Increases related to positions settled with tax authorities	212	—	—
Decreases due to a lapse of applicable statute of limitations	(70)	(157)	—
Ending balance	$639	$497	$654

NOTE 18 – RELATED PARTY TRANSACTIONS

In conjunction with its joint ventures, the Company entered into agreements to provide loan processing and administrative services to the joint ventures for which it receives fees. The Company also originates eligible mortgage loans referred by its joint ventures for which the Company pays the joint ventures a broker fee.

Fees earned, costs incurred, and receivables from joint ventures were as follows:

	Year Ended December 31,
	2023	2022	2021
Loan processing and administrative services fee income	$21,970	$18,534	$15,023
Loan origination broker fees expense	132,345	120,392	90,266

	December 31,
	2023	2022
Amounts payable to joint ventures, net	$7,876	$9,776

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. A payment of $2.6 million was made under the TRA during the year ended December 31, 2022. There were no amounts paid during 2023 or 2021.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $4.3 million and $5.1 million at December 31, 2023 and 2022, respectively.

Legal Proceedings

The Company is a defendant in, or a party to, legal actions related to matters that arise in connection with the conduct of the Company’s business. The Company operates in a highly regulated industry and is routinely subject to examination by various governmental and regulatory agencies. The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing, and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal and regulatory proceedings utilizing the latest information available. The Company accrues for estimated losses when they are probable to occur and such losses are reasonably estimable. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued. Based on the Company’s current understanding of pending legal actions and proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, unfavorable resolutions could affect the Company’s consolidated financial position, results of operations or cash flows for the years in which they are resolved.

Employment Litigation

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. On September 21, 2021, Plaintiff filed her complaint with the Superior Court of the State of California, County of Orange and an amended complaint was filed on December 21, 2021. Following the filing of motions, on June 30, 2022, the Company filed its answer and affirmative defenses to the amended complaint. The Company deposed the Plaintiff and filed its Motion for Summary Adjudication on November 17, 2023. On January 31, 2024, the Court granted, in part, and denied, in part the Company’s motion. The Plaintiff’s initial demand was for damages in excess of $75 million. While the Company’s management believes there are substantial defenses to these allegations, defending such allegations has resulted in and will likely continue to result in substantial costs and a diversion of management’s attention and resources. Discovery in this matter is still ongoing.

Securities Class Action Litigation

Beginning in September 2021, two putative class action lawsuits were filed in the United States District Court for the Central District of California asserting claims under the U.S. securities laws against the Company, certain of its directors, and certain of its officers regarding certain disclosures made in connection with the Company’s IPO. The two actions were consolidated and the court appointed a lead plaintiff in May 2022. A consolidated amended complaint was filed in June 2022, which, in addition to challenging disclosures made in connection with the IPO, alleges that certain disclosures made after the IPO were false and/or misleading. The Company’s motion to dismiss was filed on August 24, 2022. On October 11, 2022, plaintiffs filed an opposition to the Company’s motion to dismiss. The Company’s reply was submitted on November 10, 2022. On January 24, 2023, the Court granted, in part, and denied, in part, the Company’s motion to dismiss. The Company’s answer to the consolidated amended complaint was filed on March 3, 2023. On June 26, 2023, the parties reached an agreement in principle to settle the action. On July 26, 2023, plaintiffs filed a motion for preliminary approval of the settlement with the Court, which the Court granted on January 5, 2024. A hearing regarding final approval of the settlement is scheduled for April 19, 2024.

Stockholder Derivative Litigation

Beginning in October 2021, four shareholder derivative complaints were filed in the United States District Court for the Central District of California against certain of the Company’s directors and officers, alleging, among things, that these defendants breached their fiduciary duties by causing the Company to make the disclosures being challenged in the putative securities class action described above and seeking unspecified monetary damages for the Company and that the Company make certain changes to its corporate governance. These derivative actions subsequently were consolidated into a single action (the “California Federal Action”). The California Federal Action currently is stayed. Beginning in March 2022, two substantially similar shareholder derivative complaints were filed in the United States District Court for the District of Delaware, and then were consolidated into a single action (the “Delaware Federal Action”). The Delaware Federal Action currently is stayed. Beginning in June 2023, three substantially similar shareholder derivative complaints were filed in the Delaware Court of Chancery. Two of the derivative actions were subsequently consolidated into a single action (the “Delaware

Chancery Action”). The third action was voluntarily dismissed. The Company’s response to the Delaware Chancery Action is due on April 12, 2024. The Company believes there are substantial defenses to these lawsuits. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of December 31, 2023 and December 31, 2022 approximated $2.2 billion and $2.2 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 5- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

Loan Loss Obligation for Sold Loans

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company establishes a loan repurchase reserve for losses associated with repurchase loan obligations if the Company breached a representation or warranty given to the loan purchaser. Additionally, the Company’s loan loss obligation for sold loans includes an estimate for losses associated with early payoffs and early payment defaults. There have been charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties, and other provisions for the years ended December 31, 2023, 2022 and 2021.

The activity related to the loan loss obligation for sold loans is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$70,797	$29,877	$33,591
Provision for loan loss obligations	8,179	136,993	7,185
Charge-offs	(46,996)	(96,073)	(10,899)
Balance at end of period	$31,980	$70,797	$29,877

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $0.5 million and $1.1 million as of December 31, 2023 and December 31, 2022, respectively

TRA Liability

As part of the IPO and reorganization, the Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $57.3 million and $50.7 million as of December 31, 2023 and 2022, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc., refer to Note 18 Related Party Transactions for further detail on the payments.

NOTE 20– REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $405.4 million as of December 31, 2023. As of December 31, 2023, the Company was in compliance with its regulatory capital and liquidity requirements.

NOTE 21– SUBSEQUENT EVENTS

On January 8, 2024, the Company announced that it identified a cybersecurity incident that affected certain of the Company’s systems (the “Cybersecurity Incident”). Upon detecting unauthorized activity, the Company promptly took steps to contain and remediate the Cybersecurity Incident and initiated an investigation. The Cybersecurity Incident has now been contained. Based on the Company’s investigation findings to date, during the Cybersecurity Incident, an unauthorized third party gained access to certain sensitive personal information of approximately 16.9 million individuals stored in the Company’s systems. The Company has notified applicable regulators as required and is in the process of notifying individuals in accordance with applicable law and is offering credit monitoring and identity protection services at no charge to those individuals whose sensitive personal information was identified as potentially being subject to unauthorized access.

The Company believes that the cybersecurity incident will have a material impact on its first quarter 2024 results but does not expect the incident to have a material impact on full year 2024 results. Specifically, among other things, the Company expects to record in the first quarter of 2024 approximately $12 to $17 million of expenses related to the Cybersecurity Incident, net of expected insurance recovery. The Company maintains cybersecurity insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. While the Company will be seeking reimbursement of some of the costs, expenses, and losses stemming from the Cybersecurity Incident by submitting claims to the Company’s cybersecurity insurers, the exact timing and amount of any such reimbursements is not known at this time.

Litigation and Claims

To date, the Company has been named as a defendant in approximately 20 putative class action cases alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. Additional lawsuits and claims related to the Cybersecurity Incident may be asserted by or on behalf of others seeking damages or other related relief, and government inquiries and/or investigations may be received or commenced. While the Company believes there are defenses to the lawsuits filed to date, the Company also believes it is reasonably possible that it could incur losses associated with these proceedings. However, at this time, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings could be material to the Company’s business, results of operations, financial condition or cash flows in future periods. In addition, defending against such lawsuits and allegations has resulted in and will likely continue to result in substantial costs and a diversion of management’s attention and resources.

The Company has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the event discussed above, there have been no subsequent events during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of December 31, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management assessed, with participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2023. The assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management determined that internal control over financial reporting is effective as of December 31, 2023.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. “Financial Statements and Supplementary Data.”

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

Item 9B. Other Information

(b) m

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K), except as set forth below.

Name and Title	Type of Plan	Date Plan Adopted/ Terminated	Duration	Aggregate Number of Shares to be Purchased or Sold	Comments
Dan Binowitz, Managing Director of Operations & Servicing	Rule 10b5-1 trading arrangement	Adopted November 28, 2023	March 20, 2024 – February 27, 2025	Sell up to 760,708 shares of Class A Common Stock, subject to certain conditions
Jeffrey Walsh, President, LDI Mortgage	Rule 10b5-1 trading arrangement	Adopted December 5, 2023	April 1, 2024 – September 30, 2024	Sell up to 1,000,000 shares of Class A Common Stock, subject to certain conditions

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

4.4
Master Repurchase Agreement, dated as of October 21, 2021 by and among Mello Warehouse Securitization Trust 2021-3, as buyer and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2021).

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

10.5+
Executive Employment Agreement, dated September 22, 2022, by and between loanDepot, Inc. and Jeff DerGurahian (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2022).

10.6+
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

Exhibit No.	Description
10.8+
Executive Employment Agreement, dated September 22, 2022, by and between loanDepot, Inc. and Jeff Walsh (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2022).

10.9+
Executive Employment Agreement, dated September 22, 2022, by and between loanDepot, Inc. and Patrick Flanagan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2022).

10.10+
Executive Employment Agreement, dated April 21, 2022, by and between Frank Martell and loanDepot, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.11+
Executive Employment Agreement by and between loanDepot, Inc. and David Hayes, entered into as of June 1, 2023 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 5, 2023).

10.12
Fourth Amended and Restated Limited Liability Company Agreement of LD Holdings, LLC, dated as of February 11, 2021, by and among LD Holdings Group LLC and the other parties thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 16, 2021).

10.13#
Mortgage Loan Participation Purchase and Sale Agreement, dated as of February 28, 2013, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.13.1#
Amendment Number One to the Mortgage Loan Participation Purchase and Sale Agreement, dated November 21, 2013, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.13.2#
Amendment Number Two to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.13.3#
Amendment Number Three to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.13.4#
Amendment Number Four to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 18, 2020, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.14#
Amended and Restated Master Repurchase Agreement, dated as of August 11, 2021, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 17, 2021).

10.15
Amendment No. 1, dated as of April 19, 2022, by and between UBS AG, by and through its branch office at 1285 Avenue of Americas and loanDepot.com, LLC to the Amended and Restated Master Repurchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 25, 2022).

10.15.1
Amendment No. 2, dated as of July 28, 2022, by and between UBS AG, by and through its branch office at 1285 Avenue of Americas and loanDepot.com, LLC to the Amended and Restated Master Repurchase Agreement (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.15.2
Amendment No. 3, dated June 29, 2023, to Amended and Restated Master Repurchase Agreement, dated as August 11, 2021, by and among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as the buyer, and loanDepot.com, LLC, as the seller (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).

10.16
Indenture, dated as of October 27, 2020, by and among LD Holdings Group LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

Exhibit No.	Description
10.17#
Second Amended and Restated Master Repurchase Agreement, dated as of August 20 2021, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 25, 2021).

10.17.1#
Guaranty Agreement, dated as of August 20, 2021 by loanDepot.com, LLC in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 20, 2021).

10.17.2
Amendment No. 1, dated September 27, 2021, to Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021, by and between Bank of America, N.A., as buyer, and loanDepot BA Warehouse, LLC, as seller, and loanDepot.com, LLC, as guarantor and pledgor (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed September 29, 2021).

10.17.3
Amendment No. 2, dated October 28, 2021, to Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021, by and between Bank of America, N.A., as buyer, loanDepot BA Warehouse, LLC, as seller, and loanDepot.com, LLC, as guarantor and pledgor (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 3, 2021).

10.17.4
Amendment No. 3, dated April 27, 2022, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.17.5
Amendment No. 4, dated July 26, 2022, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022).

10.17.6
Amendment No. 5, dated September 26, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed November 10, 2022).

10.17.7#
Amendment No. 6, dated June 30, 2023, to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021, by and between Bank of America, N.A., as buyer, and loanDepot BA Warehouse, LLC, as seller, and acknowledged and agreed to by loanDepot.com, LLC, as guarantor and pledgor (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2023).

10.17.8#
Amendment No. 7, dated September 25, 2023, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 28, 2023).

10.17.9
Addendum, dated as of October 23, 2023, to Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021, by and among Bank of America, N.A, loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 27, 2023).

10.18#
Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated as of February 2, 2022, by and between Bank of America, N.A., as purchaser, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 8, 2022).

10.18.1
Amendment No. 1, dated April 27, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.18.2
Amendment No. 2, dated July 26, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.18.3
Amendment No. 3, dated September 26, 2022, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

Exhibit No.	Description
10.18.4#
Amendment No. 4, dated June 30, 2023, to the Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated as of February 2, 2022, by and among Bank of America, N.A., as purchaser, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).

10.18.5#
Amendment No. 5, dated September 25, 2023, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2023).

10.19#	Third Amended and Restated Master Repurchase Agreement, dated October 28, 2022, by and between loanDepot.com, LLC and Jefferies Funding LLC.
10.20#
First Amended and Restated Master Repurchase Agreement, dated September 30, 2022, by and between loanDepot.com, LLC and JPMorgan Chase Bank, N. A. (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.20.1#
First Amendment, dated June 30, 2023, to the First Amended and Restated Master Repurchase Agreement, dated as of September 30, 2022, by and between JPMorgan Chase Bank, N.A., as buyer, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).

10.20.2#
Second Amendment to First Amended and Restated Master Repurchase Agreement, dated September 29, 2023 by and between loanDepot.com, LLC, as seller, and JPMorgan Chase Bank, N.A., as buyer (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 3, 2023).

10.21#
Amended and Restated Mortgage Loan Participation Sale Agreement, dated November 10, 2022, by and between lonaDepot.com, LLC and JPMorgan Chase Bank, National Association (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K on November 15, 2022).

10.21.1#+
Amendment No. 1, dated June 30, 2023, to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated as of November 10, 2022, by and between JPMorgan Chase Bank, National Association, as the purchaser, and loanDepot.com. LLC, as the seller (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).

10.21.2#+
Amendment No. 2 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated September 27, 2023, by and among loanDepot.com, LLC, as seller, and JPMorgan Chase Bank, National Association, as purchaser (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 3, 2023).

10.22#
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

10.22.2
Amendment No. 3 to the Base Indenture, dated as of January 12, 2024, by and among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, JPMorgan Chase Bank, N.A., and consented to by JPMorgan Chase Bank, N.A (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 19, 2024).

10.22.3#
Amendment No. 5 to Series 2020-VF1 Indenture Supplement, dated as of September 22, 2023, by and among loanDepot Agency Advance Receivables Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent, custodian and securities intermediary, loanDepot.com, LLC, as servicer and administrator, JPMorgan Chase Bank, N.A., as administrative agent, and consented to by JPMorgan Chase Bank, N.A., as noteholder of the Series 2020-VF1 Variable Funding Notes (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 28, 2023).

10.23#
Series 2020-VF1 Indenture Supplement to Indenture, dated September 24, 2020, by and between LoanDepot Agency Receivables Trust, loanDepot.com LLC and JPMorgan Chase bank, N.A. (incorporated herein by reference to Exhibit 10.49 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

Exhibit No.	Description
10.23.1
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

10.23.2
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

10.24#
Master Repurchase Agreement and Securities Contract, dated September 23, 2021, by and among Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and loanDepot.com, LLC a Delaware limited liability company (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021).

10.24.1#
Amendment No. 1 dated October 8, 2021 to Master Repurchase Agreement and Securities Contract by and between loanDepot.com, LLC and Bank of Montreal (incorporated herein by reference to Exhibit 10.51.1 to the Company’s Annual Report on Form 10-K filed on March 18, 2022).

10.24.2#
Amendment No. 2 dated May 5, 2022 to Master Repurchase Agreement and Securities Contract by and between loanDepot.com, LLC and Bank of Montreal (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.24.3#
Amendment No. 3 dated September 19, 2022, to Master Repurchase Agreement and Securities Contract between Bank of Montreal and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.24.4#
Amendment No. 4 dated November 7, 2022, to Master Repurchase Agreement and Securities Contract between Bank of Montreal and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.24.5#
Amendment No. 5 to Master Repurchase Agreement and Securities Contract, dated December 20, 2023, by and between Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 22, 2023).

10.25#
Second Amended and Restated Master Repurchase Agreement, dated December 28, 2023, by and between loanDepot.com, LLC, as seller, and EverBank, N.A., formerly known as TIAA, FSB Bank, as buyer (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 3, 2024).

10.26#
Amended and Restated Credit and Security Agreement, dated as of June 30, 2023, among loanDepot.com, LLC, as borrower, Flagstar Bank, National Association, as administrative agent, and Flagstar Bank, National Association, as a lender and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 7, 2023).

10.26.1#
Amendment Number One to the Amended and Restated Credit and Security Agreement, dated as of December 19, 2023, among loanDepot.com, LLC, as borrower, Flagstar Bank, National Association, as administrative agent, and Flagstar Bank, National Association, as a lender and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 22, 2023).

10.26.2#
The Joinder to the Amended and Restated Security Agreement, dated September 29, 2023, by and among loanDepot.com, LLC, as borrower, and Flagstar Bank, National Association, as administrative agent on behalf of the lenders (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2023).

10.26.3
Joinder, dated as of December 19, 2023, to the Amended and Restated Credit Agreement by and among loanDepot.com, LLC, as borrower, Flagstar Bank, National Association, as administrative agent on behalf of the lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2023).

Exhibit No.	Description
10.27#

Credit Agreement, dated as of December 15, 2023, by and among loanDepot FA Agency MSR, LLC, as borrower, loanDepot.com, LLC, as guarantor, and Goldman Sachs Bank USA, as administrative agent for the financial institutions that may from time to time become parties as Lenders, and the Lenders, as defined in the agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 20, 2023).

10.28+	2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 on February 16, 2021).
10.28.1+	First Amendment to the 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 on May 20, 2022).
10.28.2	Second Amendment to the loanDepot, Inc. 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form S-8 filed on June 13, 2023).
10.29+
Form of Restricted Stock Unit Award Agreement under 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.30*+
Form of Performance Share Unit Award Agreement under 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.31*+
Form of Nonqualified Stock Option Agreement under 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.32
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

10.33+	2022 Inducement Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 26, 2022).
10.34+	Form of Restricted Stock Unit Agreement to loanDepot 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).
10.35+	Form of Performance Stock Unit Agreement to loanDepot 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).
10.36+	Form of Option Agreement to loanDepot 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).
10.37	loanDepot, Inc. 2022 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 on May 20, 2022).
10.38
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

10.39
Settlement Agreement and Release, dated as of April 4, 2023, by and between loanDepot, Inc. and Anthony Hsieh (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 5, 2023).

10.40#
Third Amended and Restated Participation Agreement, dated as of January 25, 2024, by and between loanDepot.com, LLC, as the company, and loanDepot.com, LLC, as the initial participant, and consented to by Nomura Corporate Funding Americas, LLC, as administrative agent and as noteholder of 100% of the outstanding VFNs (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.41#
Third Amended and Restated Master Repurchase Agreement, dated as of January 25, 2024, by and between loanDepot GMSR Master Trust, as buyer, and loanDepot.com, LLC, as seller, and consented to by Citibank, N.A., as indenture trustee, and Nomura Corporate Funding Americas, LLC, as administrative agent and as noteholder of 100% of the outstanding VFNs (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 31, 2024).

Exhibit No.	Description
10.42#
Third Amended and Restated Base Indenture, dated as of January 25, 2024, by and among loanDepot GMSR Master Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, loanDepot.com, LLC, as servicer and administrator, Nomura Corporate Funding Americas, LLC, as administrative agent, and Pentalpha Surveillance LLC, as credit manager, and consented to by Nomura Corporate Funding Americas, LLC, as noteholder of 100% of the outstanding VFNs (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.43#
Second Amended and Restated Series 2017-VF1 Indenture Supplement, dated as of January 25, 2024, to Third Amended and Restated Base Indenture, dated as of January 25, 2024 (see exhibit 10.3 hereof), MSR Collateralized Notes, Series 2017-VF1, by and among loanDepot GMSR Master Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, loanDepot.com, LLC, as servicer and administrator, and Nomura Corporate Funding Americas, LLC, as administrative agent, and consented to by Nomura Corporate Funding Americas, LLC, as noteholder of 100% of the outstanding VFNs (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.44#
Amended and Restated Series 2017-MBSADV1 Indenture Supplement, dated as of January 25, 2024, to Third Amended and Restated Base Indenture, dated as of January 25, 2024 (see exhibit 10.3 hereof), MSR Collateralized Notes, Series 2017-MBSADV1, by and among loanDepot GMSR Master Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, loanDepot.com, LLC, as servicer and administrator, and Nomura Corporate Funding Americas, LLC, as administrative agent, and consented to by Nomura Corporate Funding Americas, LLC, as noteholder of 100% of the outstanding VFNs (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.45#
Amended and Restated Series 2021-SAVF1 Indenture Supplement, dated as of January 25, 2024, to Third Amended and Restated Base Indenture, dated as of January 25, 2024 (see exhibit 10.3 hereof), MSR Collateralized Notes, Series 2021-SAVF1, by and among loanDepot GMSR Master Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, loanDepot.com, LLC, as servicer and administrator, and Nomura Corporate Funding Americas, LLC, as administrative agent, and consented to by Nomura Corporate Funding Americas, LLC, as noteholder of 100% of the outstanding VFNs (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.46#
Amended and Restated Series 2021-PIAVF1 Indenture Supplement, dated as of January 25, 2024, to Third Amended and Restated Base Indenture, dated as of January 25, 2024 (see exhibit 10.3 hereof), MSR Collateralized Notes, Series 2021-PIAVF1, by and among loanDepot GMSR Master Trust, as issuer, Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, loanDepot.com, LLC, as servicer and administrator, and Nomura Corporate Funding Americas, LLC, as administrative agent, and consented to by Nomura Corporate Funding Americas, LLC, as noteholder of 100% of the outstanding VFNs (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.47#
Master Repurchase Agreement, dated as of January 25, 2024, by and among Nomura Corporate Funding Americas, LLC, as administrative agent and as buyer, and loanDepot.com, LLC, as seller, with respect to loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2017-VF1 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.48#
Master Repurchase Agreement, dated as of January 25, 2024, by and among Nomura Corporate Funding Americas, LLC, as administrative agent and as buyer, and loanDepot.com, LLC, as seller, with respect to loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2021-SAVF1 (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.49#
Master Repurchase Agreement, dated as of January 25, 2024, by and among Nomura Corporate Funding Americas, LLC, as administrative agent and as buyer, and loanDepot.com, LLC, as seller, with respect to loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2021-PIAVF1 (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.50#
Guaranty, dated as of January 25, 2024, made by LD Holdings Group LLC, as guarantor, in favor of Nomura Corporate Funding Americas, LLC, as buyer (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed January 31, 2024).

21.1*	List of Subsidiaries of loanDepot, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Section 302 Certification of Chief Executive Officer

Exhibit No.	Description
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	loanDepot, Inc. Compensation Recoupment (Clawback) Policy
101.0	XBRL Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith
# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
+ Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 15, 2024.

LOANDEPOT, INC.

By:	/s/ Frank Martell
Name:	Frank Martell
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of March 15, 2024.

Signature	Title

/s/ Frank Martell	Chief Executive Officer
Frank Martell	(Principal Executive Officer)

/s/David Hayes	Chief Financial Officer
David Hayes	(Principal Financial Officer)

/s/ /Darren Graeler	Chief Accounting Officer
Darren Graeler	(Principal Accounting Officer)

/s/ Anthony Hsieh	Director
Anthony Hsieh

/s/ John C. Dorman	Director
John C. Dorman

/s/ Dawn Lepore	Director
Dawn Lepore

/s/ Brian P. Golson	Director
Brian P. Golson

/s/ Andrew C. Dodson	Director
Andrew C. Dodson

/s/ Pamela Hughes Patenaude	Director
Pamela Hughes Patenaude

/s/ John Lee	Director
John Lee

/s/ Steve Ozonian	Director
Steve Ozonian