Form 10-Q
period 2024-03-31
loanDepot, Inc.
filed 2024-05-09
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, 85,236,804 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 141,326,038 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, financial condition and liquidity, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities, the effects of competition, and the impact of the cybersecurity incident that occurred in the first quarter of 2024. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” "seek," “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

Important factors that could cause actual results to differ materially from our expectations are included in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A "Risk Factors" in this report as well as Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$603,663	$660,707
Restricted cash	74,346	85,149
Loans held for sale, at fair value (includes $505,222 and $510,080 pledged to creditors in securitization trusts at March 31, 2024 and December 31, 2023, respectively)	2,300,058	2,132,880
Derivative assets, at fair value	64,055	93,574
Servicing rights, at fair value (includes $585,041 and $617,878 pledged to creditors in securitization trusts at March 31, 2024 and December 31, 2023, respectively)	1,985,948	1,999,763
Trading securities, at fair value	91,545	92,901
Property and equipment, net	66,160	70,809
Operating lease right-of-use assets	27,409	29,433
Loans eligible for repurchase	748,476	711,371
Investments in joint ventures	17,849	20,363
Other assets	213,761	254,098
Total assets	$6,193,270	$6,151,048
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,069,619	$1,947,057
Accounts payable, accrued expenses and other liabilities	367,457	379,971
Derivative liabilities, at fair value	11,233	84,962
Liability for loans eligible for repurchase	748,476	711,371
Operating lease liability	45,324	49,192
Debt obligations, net	2,313,819	2,274,011
Total liabilities	5,555,928	5,446,564
Commitments and contingencies (Note 14)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 88,246,796 and 87,377,147 issued at March 31, 2024 and December 31, 2023, respectively	$88	$87
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at March 31, 2024 and December 31, 2023, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 141,499,389 and 141,234,529 issued at March 31, 2024 and December 31, 2023, respectively	142	141
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at March 31, 2024 and December 31, 2023, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at March 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock at cost, 3,509,962 and 3,349,395 shares at March 31, 2024 and December 31, 2023, respectively	(16,916)	(16,493)
Additional paid-in capital	824,245	821,055
Retained deficit	(486,054)	(451,706)
Noncontrolling interest	315,740	351,303
Total equity	637,342	704,484
Total liabilities and equity	$6,193,270	$6,151,048
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Interest income	$30,925	$27,958
Interest expense	(31,666)	(27,688)
Net interest (expense) income	(741)	270

Gain on origination and sale of loans, net	116,060	108,152
Origination income, net	13,606	12,016
Servicing fee income	124,059	119,889
Change in fair value of servicing rights, net	(45,270)	(52,806)
Other income	15,071	20,380
Total net revenues	222,785	207,901

EXPENSES:
Personnel expense	134,318	141,027
Marketing and advertising expense	28,354	35,914
Direct origination expense	18,171	17,378
General and administrative expense	57,746	56,134
Occupancy expense	5,110	6,081
Depreciation and amortization	9,443	10,026
Servicing expense	8,261	4,834
Other interest expense	46,547	43,090
Total expenses	307,950	314,484

Loss before income taxes	(85,165)	(106,583)
Income tax benefit	(13,660)	(14,862)
Net loss	(71,505)	(91,721)
Net loss attributable to noncontrolling interests	(37,250)	(48,814)
Net loss attributable to loanDepot, Inc.	$(34,255)	$(42,907)

Loss per share:
Basic	$(0.19)	$(0.25)
Diluted	$(0.19)	$(0.25)

Weighted average shares outstanding:
Basic	181,407,353	170,809,818
Diluted	324,679,090	170,809,818

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Shares	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2022	72,497,011	145,693,119	97,026,671	$74	$146	$97	$(13,282)	$788,601	$(342,137)	$487,974	$921,473
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	5,181	—	—	5,181
Net common stock issued under stock-based compensation plans	2,604,159	(710,094)	—	3	(1)	—	(571)	5,265	—	(4,767)	(71)
Dividends to Class A and Class D shareholders ($0.00 per share)	—	—	—	—	—	—	—	—	9	12	21
Stock-based compensation	—	—	—	—	—	—	—	3,204		2,722	5,926
Refund of tax distributions, net	—	—	—	—	—	—	—	—	192	161	353
Net loss	—	—	—	—	—	—	—	—	(42,907)	(48,814)	(91,721)
Balance at March 31, 2023	75,101,170	144,983,025	97,026,671	$77	$145	$97	$(13,853)	$802,251	$(384,843)	$437,288	$841,162

Balance at December 31, 2023	84,027,752	141,234,529	97,026,671	$87	$141	$97	$(16,493)	$821,055	$(451,706)	$351,303	$704,484
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	92	—	—	92
Net common stock issued under stock-based compensation plans	709,082	264,860	—	1	1	—	(423)	369	—	(370)	(422)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	4	5	9
Forfeiture of accrued distributions on unvested Class C shares	—	—	—	—	—	—	—	—	3	4	7
Stock-based compensation	—	—	—	—	—	—	—	2,729	—	2,126	4,855
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(100)	(78)	(178)
Net loss	—	—	—	—	—	—	—	—	(34,255)	(37,250)	(71,505)
Balance at March 31, 2024	84,736,834	141,499,389	97,026,671	$88	$142	$97	$(16,916)	$824,245	$(486,054)	$315,740	$637,342

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,505)	$(91,721)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation and amortization expense	9,443	10,026
Amortization of operating lease right-of-use asset	2,289	3,386
Amortization of debt issuance costs	2,752	1,855
Gain on origination and sale of loans	(65,671)	(43,016)
Fair value change in trading securities	927	(2,486)
Provision for loss obligation on sold loans and servicing rights	1,713	9,725
Decrease in provision for deferred income taxes	(13,660)	(14,874)
Fair value change in derivative assets	41,020	(25,763)
Fair value change in derivative liabilities	(73,729)	(31,830)
Premium paid on derivatives	(11,501)	(19,450)
Fair value change in loans held for sale	15,241	(38,751)
Fair value change in servicing rights	7,817	55,834
Stock-based compensation expense	4,855	5,926
Originations of loans	(4,502,323)	(4,891,247)
Proceeds from sales of loans	4,448,838	5,366,139
Proceeds from principal payments	26,073	15,097
Payments to investors for loan repurchases	(141,396)	(148,589)
Disbursements from joint ventures	3,320	3,919
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	36,974	41,172
Net cash (used in) provided by operating activities	(278,523)	205,352

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,764)	(6,275)
Proceeds from sale of servicing rights	56,113	12,029
Cash flows received on trading securities	430	1,168
Return of capital from joint ventures	245	—
Net cash flows provided by investing activities	52,024	6,922

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$4,251,674	$4,566,739
Repayment of borrowings on warehouse and other lines of credit	(4,129,112)	(4,883,022)
Proceeds from debt obligations	605,572	19,067
Payments on debt obligations	(565,321)	(6,108)
Payments of debt issuance costs	(2,819)	(14)
Treasury stock purchased to net settle and withhold taxes on vested shares	(423)	(570)
Dividends and shareholder distributions	(919)	(664)
Net cash provided by (used in) financing activities	158,652	(304,572)

Net change in cash and cash equivalents and restricted cash	(67,847)	(92,298)
Cash and cash equivalents and restricted cash at beginning of the period	745,856	980,501
Cash and cash equivalents and restricted cash at end of the period	$678,009	$888,203

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$58,294	$57,822
Income taxes	17	(3,474)

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$288	$2,734

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

Nature of Operations

loanDepot, Inc. (together with its consolidated subsidiaries, the “Company”) was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings Group LLC (“LD Holdings”) and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” loanDepot, Inc. is a holding company and its sole material asset is its equity interest in LD Holdings. As of March 31, 2024, the consolidated subsidiaries of LD Holdings included loanDepot.com, LLC, (“LDLLC”), Artemis Management LLC (“ART”), LD Settlement Services, LLC (“LDSS”), mello Holdings, LLC (“Mello”), and mello Credit Strategies LLC (“MCS”).

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

Cybersecurity Incident
On January 8, 2024, the Company announced that it identified a cybersecurity incident that affected certain of the Company’s systems (the “Cybersecurity Incident”). Upon detecting unauthorized activity, the Company promptly took steps to contain and remediate the Cybersecurity Incident and initiated an investigation. The Cybersecurity Incident has now been contained. Based on the Company’s investigation findings to date, during the Cybersecurity Incident, an unauthorized third party gained access to certain sensitive personal information of approximately 16.9 million individuals stored in the Company’s systems. The Company has notified applicable regulators as required and has notified individuals in accordance with applicable law and is offering credit monitoring and identity protection services at no charge to those individuals whose sensitive personal information was identified as potentially being subject to unauthorized access. Refer to Note 14. Commitments and Contingencies for additional information regarding the Cybersecurity incident.

During the three months ended March 31, 2024, the Company recognized $14.7 million of expenses related to the Cybersecurity Incident, net of expected insurance recovery. The Company maintains cybersecurity insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. The Company has submitted claims to its cybersecurity insurers for reimbursement of some of the costs, expenses, and losses stemming from the Cybersecurity Incident. There were no reimbursements received from the Company’s cybersecurity insurers during the three months ended March 31, 2024. Subsequent to March 31, 2024 and through the date of this filing, the Company has received approximately $15.0 million in reimbursements from its cybersecurity insurers. The exact timing and amount of any additional reimbursements is not known at this time.

Summary of Significant Accounting Policies

Our accounting policies are described below and in Note 1- Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2023 Form 10-K.

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

Certain items in prior periods were reclassified to conform to the current presentation. To conform to the current period presentation, fair value change in servicing rights on the consolidated statements of cash flow includes gains or losses on the sale of mortgage servicing rights (“MSRs”). Additionally, servicing income on the consolidated statements of operations now includes amounts earned on custodial accounts that were previously included as a reduction in interest expense.

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 19% of total loan originations for the three months ended March 31, 2024.

The Company sells mortgage loans to various third-party investors. Five investors accounted for 13%, 27%, 33%, 6%, and 5% of the Company’s loan sales for the three months ended March 31, 2024. No other investors accounted for more than 5% of the loan sales for the three months ended March 31, 2024.

The Company funds loans through warehouse and other lines of credit. As of March 31, 2024, 19% and 18% of the Company's warehouse lines were payable to two separate lenders.

NOTE 2 – FAIR VALUE

The Company's consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. Refer to Note 1 - Description of Business, Presentation and Summary of Significant Accounting Policies in the 2023 Form 10-K for information on the fair value hierarchy, valuation methodologies, and key inputs used to measure financial assets and liabilities recorded at fair value, as well as methods and assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,300,058	$—	$2,300,058
Trading securities	—	91,545	—	91,545
Derivative assets:
Interest rate lock commitments	—	—	52,190	52,190
Forward sale contracts	—	3,130	—	3,130
Interest rate swap futures	7,145	—	—	7,145
MBS put options	—	1,590	—	1,590
Servicing rights	—	—	1,985,948	1,985,948
Total assets at fair value	$7,145	$2,396,323	$2,038,138	$4,441,606
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$2,027	$2,027
Forward sale contracts	—	7,285	—	7,285
Put options on treasuries	1,921	—	—	1,921
Servicing rights	—	—	15,784	15,784
Total liabilities at fair value	$1,921	$7,285	$17,811	$27,017

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,132,880	$—	$2,132,880
Trading securities	—	92,901	—	92,901
Derivative assets:
Interest rate lock commitments	—	—	49,112	49,112
Forward sale contracts	—	16,610	—	16,610
Interest rate swap futures	26,476	—	—	26,476
MBS put options	—	1,376	—	1,376
Servicing rights	—	—	1,999,763	1,999,763
Total assets at fair value	$26,476	$2,243,767	$2,048,875	$4,319,118
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,172	$1,172
Forward sale contracts	—	83,728	—	83,728
Put options on treasuries	62	—	—	62
Servicing rights	—	—	14,045	14,045
Total liabilities at fair value	$62	$83,728	$15,217	$99,007

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2024
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$47,940	$1,985,718
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	97,330	48,375
Transfers of IRLC to LHFS	(20,869)	—
Other factors	(74,238)	—
Change in fair value of servicing rights, net(1)	—	(7,816)
Sales	—	(56,113)
Balance at end of period	$50,163	$1,970,164
(1)The change in unrealized gains or losses relating to servicing rights still held at March 31, 2024 amounted to a net gain of $12.5 million for the three months ended March 31, 2024.

	Three Months Ended March 31, 2023
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$23,590	$2,025,136
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	97,184	59,295
Transfers of IRLC to LHFS	(18,388)	—
Other factors	(43,664)	—
Change in fair value of servicing rights, net(1)	—	(55,834)
Sales	—	(12,029)
Balance at end of period	$58,722	$2,016,568
(1)The change in unrealized gains or losses relating to servicing rights still held at March 31, 2023 amounted to a net gain of $37.8 million for the three months ended March 31, 2023.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	March 31, 2024				December 31, 2023
Unobservable Input	Range of inputs			Weighted Average (1)	Range of inputs			Weighted Average (1)
IRLCs:
Pull-through rate	2.7%	-	99.9%	77.3%	2.7%	-	99.9%	76.7%

Servicing rights
Discount rate(2)	4.3%	-	16.4%	6.2%	4.6%	-	16.8%	6.4%
Prepayment rate(2)	5.5%	-	20.1%	7.8%	5.6%	-	22.4%	8.1%
Cost to service (per loan)	$72	-	$130	$90	$72	-	$126	$90
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of March 31, 2024 or December 31, 2023.

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

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$990,050	$860,301	$989,318	$886,492

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of LHFS by product type of loan as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Conforming - fixed	$1,361,329	59%	$1,211,449	57%
Conforming - ARM	15,795	1	18,592	1
Government - fixed	763,101	33	777,860	36
Government - ARM	33,322	1	20,403	1
Other - residential mortgage loans	141,205	6	104,778	5
Total	2,314,752	100%	2,133,082	100%
Fair value adjustment	(14,694)		(202)
Loans held for sale, at fair value	$2,300,058		$2,132,880

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$2,132,880	$2,373,427
Origination and purchase of loans	4,502,323	4,891,247
Sales	(4,431,543)	(5,382,419)
Repurchases	137,712	133,458
Principal payments	(26,073)	(15,097)
Fair value (loss) gain	(15,241)	38,751
Balance at end of period	$2,300,058	$2,039,367

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended March 31,
	2024	2023
Premium (discount) from loan sales	$20,195	$(26,669)
Servicing rights additions	48,375	59,295
Unrealized gains from derivative assets and liabilities	66,209	36,060
Realized losses from derivative assets and liabilities	(63,238)	(47,057)
Discount points, rebates and lender paid costs	60,338	57,446
Fair value (loss) gain	(15,241)	38,751
Provision for loan loss obligation for loans sold	(578)	(9,674)
Total gain on origination and sale of loans, net	$116,060	$108,152

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for LHFS.

	March 31, 2024			December 31, 2023
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$2,274,095	$2,282,286	$(8,191)	$2,113,106	$2,108,125	$4,980
90+ days delinquent(1)	25,963	32,466	(6,503)	19,774	24,957	(5,182)
Total	$2,300,058	$2,314,752	$(14,694)	$2,132,880	$2,133,082	$(202)
(1) 90+ days delinquent loans are on non-accrual status.

NOTE 4 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	March 31, 2024	December 31, 2023
Agency	$94,002,821	$94,243,545
Government	37,963,389	40,535,399
Other	10,371,041	10,311,255
Total servicing portfolio	$142,337,251	$145,090,199

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$1,985,718	$2,025,136
Servicing rights additions	48,375	59,295
Sales proceeds, net	(56,113)	(12,029)
Changes in fair value:
Due to changes in valuation inputs or assumptions	28,244	(21,368)
Due to collection/realization of cash flows	(35,999)	(34,657)
Realized (losses) gains on sales of servicing rights	(61)	191
Balance at end of period	$1,970,164	$2,016,568

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Contractual servicing fees	$95,735	$101,132
Late, ancillary and other fees	28,324	18,757
Servicing fee income	$124,059	$119,889

The following is a summary of the components of change in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Changes in fair value:
Due to changes in valuation inputs or assumptions	$28,244	$(21,368)
Due to collection/realization of cash flows	(35,999)	(34,657)
Realized (losses) gains on sales of servicing rights (1)	(1,196)	140
Net (loss) gain from derivatives hedging servicing rights	(36,319)	3,079
Changes in fair value of servicing rights, net	$(45,270)	$(52,806)

(1)Includes the provision for sold MSRs.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	March 31, 2024	December 31, 2023
Fair Value of Servicing Rights, net	$1,970,164	$1,985,718
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(77,580)	(76,862)
Increase 2%	(150,243)	(148,438)
Cost of Servicing:
Increase 10%	(20,218)	(20,103)
Increase 20%	(40,560)	(40,319)
Prepayment Speed:
Increase 10%	(19,612)	(22,425)
Increase 20%	(38,643)	(44,128)

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

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments utilized by the Company primarily include interest rate lock commitments, forward sale contracts, MBS put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1- Description of Business and Summary of Significant Accounting Policies and Note 2- Fair Value for further details on derivatives in the 2023 Form 10-K.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
March 31, 2024:
Interest rate lock commitments	$2,526,413	Derivative asset, at fair value	$52,190	$—
Interest rate lock commitments	221,078	Derivative liabilities, at fair value	—	2,027

Forward sale contracts	202,711	Derivative asset, at fair value	3,130	—
Forward sale contracts	2,432,170	Derivative liabilities, at fair value	—	7,285

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	6,950	Derivative liabilities, at fair value	—	1,921

MBS put options	350,000	Derivative asset, at fair value	1,590	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	2,290	Derivative asset, at fair value	7,145	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$64,055	$11,233

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2023:
Interest rate lock commitments	$2,007,175	Derivative asset, at fair value	$49,112	$—
Interest rate lock commitments	163,161	Derivative liabilities, at fair value	—	1,172

Forward sale contracts	449,419	Derivative asset, at fair value	16,610	—
Forward sale contracts	2,234,930	Derivative liabilities, at fair value	—	83,728

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	9,730	Derivative liabilities, at fair value	—	62

MBS put options	200,000	Derivative asset, at fair value	1,376	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	3,240	Derivative asset, at fair value	26,476	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$93,574	$84,962

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended March 31,
Derivative instrument	Statements of Operations Location	2024	2023
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$2,223	$35,132
Forward sale contracts	Gain on origination and sale of loans, net	3,461	(43,136)
Interest rate swap futures	Gain on origination and sale of loans, net	(2,719)	(60)
Put options	Gain on origination and sale of loans, net	6	(2,933)
Forward sale contracts	Change in fair value of servicing rights, net	(6,555)	(2,791)
Interest rate swap futures	Change in fair value of servicing rights, net	(22,616)	1,238
Put options	Change in fair value of servicing rights, net	(7,148)	4,632
Total realized and unrealized losses on derivative financial instruments		$(33,348)	$(7,918)

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 8 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	March 31, 2024
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$8,607	$(5,477)	$3,130	$—	$—	$3,130
MBS put options	1,592	(2)	1,590	—	—	1,590
Interest rate swap futures	7,145	—	7,145	—	—	7,145
Total assets	$17,344	$(5,479)	$11,865	$—	$—	$11,865

Liabilities:
Forward sale contracts	$12,763	$(5,478)	$7,285	$—	$(4,299)	$2,986
Put options on treasuries	1,921	—	1,921	—	—	1,921
MBS put options	2	(2)	—	—	—	—
Warehouse and other lines of credit	2,069,619	—	2,069,619	(2,069,619)	—	—
Secured debt obligations (1)	1,327,669	—	1,327,669	(1,327,669)	—	—
Total liabilities	$3,411,974	$(5,480)	$3,406,494	$(3,397,288)	$(4,299)	$4,907
(1)Secured debt obligations as of March 31, 2024 included secured credit facilities and Term Notes.

	December 31, 2023
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$33,591	$(16,981)	$16,610	$—	$—	$16,610
MBS put options	1,376	—	1,376	—	—	1,376
Interest rate swap futures	26,476	—	26,476	—	—	26,476
Total assets	$61,443	$(16,981)	$44,462	$—	$—	$44,462

Liabilities:
Forward sale contracts	$100,709	$(16,981)	$83,728	$—	$(60,188)	$23,540
Put options on treasuries	62	—	62	—	—	62
Warehouse and other lines of credit	1,947,057	—	1,947,057	(1,947,057)	—	—
Secured debt obligations (1)	1,287,418	—	1,287,418	(1,287,418)	—	—
Total liabilities	$3,335,246	$(16,981)	$3,318,265	$(3,234,475)	$(60,188)	$23,602
(1)Secured debt obligations as of December 31, 2023 included secured credit facilities and Term Notes.

NOTE 7 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the three months ended March 31, 2024 and year ended December 31, 2023.

Consolidated VIEs

LD Holdings

The Company is a holding company, with its sole material asset being its equity interest in LD Holdings. As the sole managing member of LD Holdings, the Company indirectly operates and controls all of LD Holdings’ business and affairs. LD Holdings is considered a VIE and the financial results of LD Holdings and its subsidiaries are consolidated. A portion of net earnings or loss is allocated to noncontrolling interest to reflect the entitlement of the Continuing LLC Members. Refer to Note 10 – Equity for further details.

Securitization and SPEs

The Company consolidates securitization facilities that finance mortgage loans held for sale, as well as SPEs established as trusts to finance mortgage servicing rights and servicing advance receivables. Assets are transferred to a securitization or trust, which issues beneficial interests collateralized by the transferred assets, entitling the investors to specified cash flows. The Company may retain beneficial interests in the transferred assets and also holds conditional repurchase options specific to these securitizations, allowing it to repurchase assets from the securitization entity. The Company’s economic exposure to loss from outstanding third-party financing is generally limited to the carrying value of the assets financed. The Company has retained risks in the securitizations including customary representations and warranties. For securitization facilities, the Company, as seller, has an option to prepay and redeem outstanding classes of issued notes after a set period of time. The Company’s exposure to these entities is primarily through its role as seller, servicer, and administrator. Servicing functions include, but are not limited to, general collection activity, preparing and furnishing statements, and loss mitigation efforts including repossession and sale of collateral.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s consolidated securitization and SPE VIEs.

	March 31, 2024	December 31, 2023
Assets
Loans held for sale, at fair value	$505,222	$510,080
Restricted cash	3,098	2,704
Servicing rights, at fair value	585,041	617,878
Other assets	75,647	84,524
Total	$1,169,008	$1,215,186

Liabilities
Warehouse and other lines of credit	$500,000	$500,000
Debt obligations, net:
MSR Facilities	175,600	174,750
Servicing advance facilities	59,770	27,939
Term notes	200,000	200,000
Total	$935,370	$902,689

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	March 31, 2024
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$91,545	$—	$91,545	$2,172,758
Investments in joint ventures	17,849	—	17,849	14,391
Total	$109,394	$—	$109,394

	December 31, 2023
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$92,901	$—	$92,901	$2,200,406
Investments in joint ventures	20,363	—	20,363	27,171
Total	$113,264	$—	$113,264

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of March 31, 2024, the remaining principal balance of loans transferred to these securitization trusts was $2.2 billion of which $5.2 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $2.3 million for the three months ended March 31, 2024, and $3.8 million for the three months ended March 31, 2023, and is included in other income in the consolidated statements of operations.

NOTE 8 – WAREHOUSE AND OTHER LINES OF CREDIT

At March 31, 2024, the Company was a party to 8 revolving lines of credit with lenders providing $3.1 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at the secured overnight financing rate (“SOFR”), or other alternative base rate, plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of March 31, 2024, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.37% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines are scheduled to expire through 2024. As of March 31, 2024 there was one securitization facility with an original three year term scheduled to expire in 2024. All warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of March 31, 2024 and December 31, 2023, the Company had posted a total of $8.4 million and $7.0 million, restricted cash as collateral with our warehouse lenders and securitization facilities of which $5.3 million and $4.3 million were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of March 31, 2024, the Company amended certain warehouse lines related to certain profitability covenants, following which the Company was in compliance with covenants under the warehouse lines.

Securitization Facilities

In October 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-3 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-3 Securitization Facility is secured by first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-3 Securitization Facility issued $500.0 million in notes that bear interest at SOFR, plus a margin. The 2021-3 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full, and (iii) the date of the occurrence and continuance of an event of default.

The following table presents information on warehouse and securitization facilities and the outstanding balance as of March 31, 2024 and December 31, 2023:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	March 31, 2024	December 31, 2023
Facility 1(1)	$400,000	$350,000	$750,000	10/25/2024	$378,530	$391,418
Facility 2(2)	1,000	299,000	300,000	9/23/2024	266,966	155,676
Facility 3(3)	—	300,000	300,000	4/16/2024	149,793	175,348
Facility 4	—	175,000	175,000	12/26/2024	129,695	127,052
Facility 5(2)	—	200,000	200,000	N/A	—	1,638
Facility 6(2)	—	600,000	600,000	9/27/2024	394,229	359,401
Facility 7	—	300,000	300,000	9/20/2024	250,406	236,524
Facility 8(4)	500,000	—	500,000	10/21/2024	500,000	500,000
Total	$901,000	$2,224,000	$3,125,000		$2,069,619	$1,947,057
(1)The total facility is available both to fund loan originations and also provide liquidity under a gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(3)In April 2024, this facility was extended to April 2025 and the total facility amount was reduced to $225.0 million of which $225.0 million uncommitted.
(4)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended March 31,
	2024	2023
Maximum outstanding balance during the period	$2,070,875	$2,152,855
Average balance outstanding during the period	1,625,164	1,518,210
Collateral pledged (loans held for sale)	2,181,270	1,909,375
Weighted average interest rate during the period	7.24%	6.62%

NOTE 9 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$986,464	$980,760
Securities financing facilities	77,535	75,994
Servicing advance facilities	59,770	27,939
Total secured credit facilities	1,123,769	1,084,693
Term Notes	200,000	200,000
Total secured debt obligations, net	1,323,769	1,284,693
Unsecured debt obligations, net:
Senior Notes	990,050	989,318
Total debt obligations, net	$2,313,819	$2,274,011

Certain of the Company’s secured debt obligations require us to satisfy financial covenants including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company obtained amendments relating to certain profitability covenants. As a result, the Company was in compliance with all such financial covenants as of March 31, 2024.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In December 2021, the Company entered into a credit facility agreement. The agreement was amended in December 2023 to provide for $540.0 million in borrowing capacity, with an option to increase up to $600.0 million upon mutual consent, available to the Company. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $718.3 million as of March 31, 2024. The facility bears interest at SOFR, plus a margin per annum and matures in December 2024. At March 31, 2024, there was $467.5 million outstanding on this facility and $1.8 million in unamortized deferred financing costs.

In January 2022, the Company entered into a credit facility agreement which provides $500.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $609.4 million as of March 31, 2024. The facility bears interest at SOFR, plus a margin per annum and matures in January 2025. At March 31, 2024, there was $345.1 million outstanding on this facility.

In August 2017, the Company established the GMSR Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable funding notes or term notes. Both are secured by participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights held by the GMSR Trust, with a fair value of $585.0 million as of March 31, 2024. In November 2023, the agreement was amended to provide for $175.0 million in borrowing capacity for the variable funding notes. The variable funding notes accrue interest at SOFR plus a margin per annum. The variable funding notes were scheduled to mature in January 2024. In January 2024, the Company secured a new facility to issue variable funding notes, providing $250.0 million in borrowing capacity and extending their maturity to January 2025. As of March 31, 2024, the Company had $177.7 million outstanding variable funding notes and $2.1 million in unamortized deferred financing costs.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 70% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of March 31, 2024, the trading securities had a fair value of $91.5 million on the consolidated balance sheets and there were $77.5 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR, plus a margin per annum and mature in September 2024 (unless earlier redeemed in accordance with their terms). At March 31, 2024, there was $24.5 million in 2020-VF1 Notes outstanding, with pledged servicing advances of $26.0 million.

In November 2021, the Company, through the GMSR Trust issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. The variable funding notes bear interest at SOFR plus a margin per annum and were scheduled to mature in January 2024. In January 2024, the Company secured a new facility to issue variable funding notes and extending their maturity to January 2025. As of March 31, 2024, there was $35.3 million outstanding on the variable funding notes, with pledged servicing advances of $49.6 million.

Term Notes

In October 2018, the Company, through the GMSR Trust issued the Series 2018-GT1 Term Notes (“Term Notes”). In September 2023, the Term Notes were extended to mature in October 2025 and accrue interest at SOFR plus a margin per annum. At March 31, 2024, there was $200.0 million in Term Notes outstanding and no unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% senior unsecured notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2025 Senior Notes, in whole or in part, at various redemption prices. At March 31, 2024, there was $497.8 million in 2025 Senior Notes outstanding and $2.8 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. At any time prior to April 1, 2024, the Company may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption plus a make-whole premium. During the first quarter of 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. The Company may also redeem the 2028 Senior Notes, in whole or in part, at any time on or after April 1, 2024 at various redemption prices. In addition, subject to certain conditions at any time prior to April 1, 2024, the Company may redeem up to 40% of the principal amount of the 2028 Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the 2028 Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. At March 31, 2024, there was $499.4 million in 2028 Senior Notes outstanding and $4.2 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.90% - 4.25%.

NOTE 10 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $315.7 million and $351.3 million as of March 31, 2024 and December 31, 2023, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	181,763,505	56.23%	181,054,423	56.18%
Continuing LLC Members	141,499,389	43.77%	141,234,529	43.82%
Total	323,262,894	100.00%	322,288,952	100.00%

NOTE 11 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of Class A common stock and Class D common stock is computed by dividing net income (loss) attributable to loanDepot, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding during the period. Diluted earnings (loss) per share of Class A common stock and Class D common stock is computed by dividing net income (loss) attributable to loanDepot, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock respectively, outstanding adjusted to give effect to potentially dilutive securities. Diluted EPS was computed using the treasury stock method for Class A RSUs, nonqualified stock options, and ESPP shares and the if-converted method for Class C common stock. During the first quarter of 2024, the Company discontinued the ESPP Plan.
There was no Class B common stock outstanding as of March 31, 2024 or 2023. The following table sets forth the calculation of basic and diluted earnings (loss) per share for Class A common stock and Class D common stock:

	Three Months Ended
	March 31, 2024
	Class A	Class D	Total
Net loss allocated to common stockholders	$(15,934)	$(18,321)	$(34,255)
Weighted average shares - basic	84,380,682	97,026,671	181,407,353
Loss per share - basic	$(0.19)	$(0.19)	$(0.19)

Diluted loss per share:
Net loss allocated to common shareholders - basic	$(15,934)	$(18,321)	$(34,255)
Reallocation of net loss attributable to non-controlling interests	(27,475)	—	(27,475)
Less: Income (loss) reallocated to participating shareholders	126	(126)	—
Net loss allocated to common stockholders - diluted	$(43,283)	$(18,447)	$(61,730)

Weighted average shares - basic	84,380,682	97,026,671	181,407,353
Add; dilutive effect of unvested Class A RSUs	143,271,737	—	143,271,737
Weighted average shares - diluted	227,652,419	97,026,671	324,679,090
Loss per share - diluted	$(0.19)	$(0.19)	$(0.19)

	Three Months Ended
	March 31, 2023
	Class A	Class D	Total
Net loss attributable to loanDepot, Inc.	$(18,534)	$(24,373)	$(42,907)
Weighted average shares - basic	73,783,147	97,026,671	170,809,818
Loss per share - basic	$(0.25)	$(0.25)	$(0.25)

Diluted loss per share:
Net loss allocated to common stockholders - diluted	$(18,534)	$(24,373)	$(42,907)
Weighted average shares - diluted	73,783,147	97,026,671	170,809,818
Loss per share - diluted	$(0.25)	$(0.25)	$(0.25)

There was no Class B common stock outstanding for any periods presented. The potential dilutive effect of the exchange of Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange of Class C common stock for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of 26.2% and 27.3%, for the three months ended March 31, 2024 and 2023, respectively. The potential dilutive effect of stock options, restricted stock units, and ESPP shares is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive for the periods and excluded from the computation of diluted earnings or loss per share.

	Three Months Ended
	March 31, 2024	March 31, 2023
Class C common stock	—	149,210,417
Stock options, restricted stock units, ESPP shares(1)	14,906,683	21,470,046
Total	14,906,683	170,680,463
(1)Stock options, restricted stock units, and ESPP shares are weighted for the portion of the period for which they were outstanding.

NOTE 12 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure.

As of March 31, 2024 and December 31, 2023, the Company had a deferred tax asset before any valuation allowance of $99.9 million and $88.7 million, respectively, and a deferred tax liability of $163.9 million and $166.5 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of March 31, 2024 and December 31, 2023 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at March 31, 2024 and December 31, 2023 using the combined federal and state rate (less federal benefit) of 26.2%. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company had a valuation allowance of deferred tax assets $0.3 million on tax credits that have limited carryforward periods and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for remaining deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $57.9 million and $57.3 million as of March 31, 2024 and December 31, 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA, refer to Note 14- Commitments and Contingencies, for further information on the TRA liability.

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

Fees earned, costs incurred, and amounts payable to joint ventures were as follows:

	Three Months Ended March 31,
	2024	2023
Loan processing and administrative services fee income	$5,164	$4,177
Loan origination broker fees expense	27,772	26,786

	March 31, 2024	December 31, 2023
Amounts payable to joint ventures, net	$5,341	$7,876

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the three months ended March 31, 2024 or the three months ended March 31, 2023.

NOTE 14– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $2.1 million and $4.3 million at March 31, 2024 and December 31, 2023, respectively.

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

Cybersecurity Incident Class Action Litigation
The Company has been named as a defendant in 22 putative class action cases alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. Nineteen of the cases were filed in the Central District of California and have been consolidated into a single action, In re loanDepot Data Breach Litigation. On April 16, 2024, the Court appointed a group of five plaintiffs’ firm as lead counsel. Plaintiffs were directed to file a consolidated complaint by June 3, 2024.

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

Securities Class Action Litigation

Beginning in September 2021, two putative class action lawsuits were filed in the United States District Court for the Central District of California asserting claims under the U.S. securities laws against the Company, certain of its directors, and certain of its officers regarding certain disclosures made in connection with the Company’s IPO. The two actions were consolidated and the court appointed a lead plaintiff in May 2022. A consolidated amended complaint was filed in June 2022, which, in addition to challenging disclosures made in connection with the IPO, alleges that certain disclosures made after the IPO were false and/or misleading. The Company’s motion to dismiss was filed on August 24, 2022. On October 11, 2022, plaintiffs filed an opposition to the Company’s motion to dismiss. The Company’s reply was submitted on November 10, 2022. On January 24, 2023, the Court granted, in part, and denied, in part, the Company’s motion to dismiss. The Company’s answer to the consolidated amended complaint was filed on March 3, 2023. On June 26, 2023, the parties reached an agreement in principle to settle the action. On July 26, 2023, plaintiffs filed a motion for preliminary approval of the settlement with the Court, which the Court granted on January 5, 2024. On March 15, 2024, plaintiffs filed a motion for final approval of the settlement with the Court, which remains pending.

Stockholder Derivative Litigation

Beginning in October 2021, four shareholder derivative complaints were filed in the United States District Court for the Central District of California against certain of the Company’s directors and officers, alleging, among things, that these defendants breached their fiduciary duties by causing the Company to make the disclosures being challenged in the putative securities class action described above and seeking unspecified monetary damages for the Company and that the Company make certain changes to its corporate governance. These derivative actions subsequently were consolidated into a single action (the “California Federal Action”). The California Federal Action currently is stayed. Beginning in March 2022, two substantially similar shareholder derivative complaints were filed in the United States District Court for the District of Delaware, and then were consolidated into a single action (the “Delaware Federal Action”). The Delaware Federal Action currently is stayed. Beginning in June 2023, three substantially similar shareholder derivative complaints were filed in the Delaware Court of Chancery. Two of the derivative actions were subsequently consolidated into a single action (the “Delaware Chancery Action”). The third action was voluntarily dismissed. The Company’s response to the Delaware Chancery Action is due on May 13, 2024. The Company believes there are substantial defenses to these lawsuits. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of March 31, 2024 and December 31, 2023 approximated $2.7 billion and $2.2 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 5- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

Loan Loss Obligation for Sold Loans

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company establishes a loan repurchase reserve for losses associated with repurchase loan obligations if the Company breached a representation or warranty given to the loan purchaser. Additionally, the Company’s loan loss obligation for sold loans includes an estimate for losses associated with early payoffs and early payment defaults. Charge-offs associated with early payoffs, early payment defaults and losses related to representations, warranties, and other provisions are also included.

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$31,980	$70,797
Provision for loan loss obligations	578	9,674
Charge-offs	(3,222)	(14,801)
Balance at end of period	$29,336	$65,670

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $1.2 million and $0.5 million as of March 31, 2024 and December 31, 2023, respectively.

TRA Liability

The Company recognized a TRA liability of $57.9 million and $57.3 million as of March 31, 2024 and December 31, 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc., refer to Note 13 Related Party Transactions for further detail on the payments.

NOTE 15 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $396.1 million as of March 31, 2024. As of March 31, 2024, the Company was in compliance with its regulatory capital and liquidity requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part I. Item 1 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2023 Form 10-K and elsewhere in our filings with the SEC. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
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
Our mortgage loan refinancing volumes (and to a lesser degree, our purchase volumes), balance sheets, and results of operations are influenced by changes in interest rates and how we effectively manage the related interest rate risk. The majority of our assets are subject to interest rate risk, including LHFS, IRLCs, servicing rights and mandatory trades, forward sales contracts, interest rate swap futures and put options. We refer to such mandatory trades, forward sales contracts, interest rate swap futures and put options collectively as “Hedging Instruments.” As interest rates increase, our LHFS and IRLCs generally decrease in value while our Hedging Instruments utilized to hedge against interest rate risk typically increase in value. Rising interest rates cause our expected mortgage loan servicing revenues to increase due to a decline in mortgage loan prepayments which extends the average life of our servicing portfolio and increases the value of our servicing rights. Conversely, as interest rates decrease, our LHFS and IRLCs generally increase in value while our Hedging Instruments decrease in value. In a declining interest rate environment, borrowers tend to refinance their mortgage loans, which increases prepayment speeds and causes expected mortgage loan servicing revenues to decrease, which reduces the average life of our servicing portfolio and decreases the value of our servicing rights. Changes in fair value of our servicing rights are recorded as unrealized gains and losses in changes in fair value of servicing rights, net, in our consolidated statements of operations.
During 2022 and 2023, the Federal Reserve implemented a series of rate adjustments, resulting in a cumulative increase of 5.25 percentage points in the Federal Funds rate. The associated increase in mortgage interest rates has impacted mortgage loan origination volumes, impacting affordability and qualification for homebuyers. The mortgage industry continues to face decreased volumes due to elevated mortgage rates and low inventory of existing homes for sale, driven in part by a large number of existing homeowners benefiting from low-interest rates from previous purchases or refinance. In response to the challenges posed by these market dynamics, we introduced our Vision 2025 Plan in July 2022. Since the initial announcement of Vision 2025, we have consolidated our retail and corporate locations, exited our wholesale business, and expanded offerings on the HELOC platform. We established a joint venture with National HomeCorp, dedicated to extending credit to underserved communities and partnered with Habitat for Humanity to enhance housing conditions. We transitioned our servicing portfolio to an in-house platform; streamlined our leadership structures; and realigned other aspects of our cost structure. These non-volume related reductions were achieved through measures such as headcount reduction, business process optimization, and the consolidation of real estate assets. In November 2023, we announced an additional $120 million annualized productivity improvement program, including $100 million in non-volume related benefits such as vendor contract termination and renegotiation, optimized marketing spending, and corporate real estate cost reductions, that we expect will benefit our 2024 results. Through April 2024, we have achieved $111.6 million, or 93%, of our planned program improvements.

Recent Events

On January 8, 2024, the Company announced that it identified a cybersecurity incident that affected certain of the Company’s systems (the “Cybersecurity Incident”). Upon detecting unauthorized activity, the Company promptly took steps to contain and remediate the Cybersecurity Incident and initiated an investigation. The Cybersecurity Incident has now been contained. Based on the Company’s investigation findings to date, during the Cybersecurity Incident, an unauthorized third party gained access to certain sensitive personal information of approximately 16.9 million individuals stored in the Company’s systems. The Company has notified applicable regulators as required and has notified individuals in accordance with applicable law and is offering credit monitoring and identity protection services at no charge to those individuals whose sensitive personal information was identified as potentially being subject to unauthorized access.

The cybersecurity incident had a material impact on the Company’s first quarter 2024 results, but, based on the information available to date, the Company does not expect the incident to have a material impact on full year 2024 results. In addition to lost revenue, the Company recorded approximately $14.7 million of expenses related to the cybersecurity incident, net of expected insurance recovery, during the three months ended March 31, 2024. The Company maintains cybersecurity insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. While the Company will be seeking reimbursement of some of the costs, expenses, and losses stemming from the Cybersecurity Incident by submitting claims to the Company’s cybersecurity insurers, the exact timing and amount of any such reimbursements is not known at this time.

The Company has also been named as a defendant in several lawsuits related to this cybersecurity incident (Refer to Note 14. Commitments and Contingencies included in Item 1. Financial Statements), which are seeking various remedies, including monetary and injunctive relief. While we cannot presently quantify the full scope of expenses and other related impacts associated with this cybersecurity incident, including costs associated with any related current or future litigation or regulatory inquiries or investigations, the Company currently does not expect that the cybersecurity incident will have a material impact on its overall financial condition or on its ongoing results of operations.

Refer to Part I, Item 1A “Risk Factors” and Item 1C “Cybersecurity” in our annual report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024 for more information concerning our risks related to cybersecurity and the Cybersecurity Incident.

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

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
IRLCs	$6,802,330	$8,468,435
IRLCs (units)	22,086	27,993
Pull through weighted lock volume	$4,731,836	$5,325,488
Pull through weighted gain on sale margin	2.74%	2.26%
Loan originations by purpose:
Purchase	$3,296,273	$3,512,771
Refinance	1,262,078	1,431,566
Total loan originations	$4,558,351	$4,944,337
Gain on sale margin	2.84%	2.43%
Loan originations (units)	15,618	16,338
Licensed loan officers	1,550	1,716
Loans sold:
Servicing retained	$2,986,541	$3,277,707
Servicing released	1,452,812	2,118,874
Total loans sold(1)	$4,439,353	$5,396,581
Loans sold (units)	14,985	17,218
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$142,337,251	$141,673,464
Total servicing portfolio (units)	491,871	475,765
60+ days delinquent ($)(2)	$1,445,489	$1,282,432
60+ days delinquent (%)	1.02%	0.91%
Servicing rights at fair value, net(3)	$1,970,164	$2,016,568
Weighted average servicing fee (4)	0.29%	0.30%
Multiple(4)(5)	5.0	5.1
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

Results of Operations
The following table sets forth our consolidated financial statement data for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

	Three Months Ended March 31,		Change $	Change %
(Dollars in thousands)	2024	2023
	(Unaudited)
REVENUES:
Net interest (expense) income	$(741)	$270	$(1,011)	(374.4)%
Gain on origination and sale of loans, net	116,060	108,152	7,908	7.3
Origination income, net	13,606	12,016	1,590	13.2
Servicing fee income	124,059	119,889	4,170	3.5
Change in fair value of servicing rights, net	(45,270)	(52,806)	7,536	14.3
Other income	15,071	20,380	(5,309)	(26.1)
Total net revenues	222,785	207,901	14,884	7.2
EXPENSES:
Personnel expense	134,318	141,027	(6,709)	(4.8)
Marketing and advertising expense	28,354	35,914	(7,560)	(21.1)
Direct origination expense	18,171	17,378	793	4.6
General and administrative expense	57,746	56,134	1,612	2.9
Occupancy expense	5,110	6,081	(971)	(16.0)
Depreciation and amortization	9,443	10,026	(583)	(5.8)
Servicing expense	8,261	4,834	3,427	70.9
Other interest expense	46,547	43,090	3,457	8.0
Total expenses	307,950	314,484	(6,534)	(2.1)
Loss before income taxes	(85,165)	(106,583)	21,418	20.1
Income tax benefit	(13,660)	(14,862)	1,202	8.1
Net loss	(71,505)	(91,721)	20,216	22.0
Net loss attributable to noncontrolling interests	(37,250)	(48,814)	11,564	23.7
Net loss attributable to loanDepot, Inc.	$(34,255)	$(42,907)	$8,652	(20.2)
The decrease in net loss of $20.2 million was primarily due to a $14.9 million increase in total net revenues and a $6.5 million decrease in total expenses. The increase in total revenues was primarily due to an increase in gain on origination and sale of loans, net from higher gain on sale margin and an increase in servicing fee income due to an increase in ancillary income from higher interest rates and a higher average UPB of our servicing portfolio. The decrease in total expenses was driven by a reduction in salaries and benefits from fewer employees and lower marketing expense aligned with our Vision 2025 Plan.

Revenues
Net Interest Income. Net interest income represents income earned on LHFS offset by interest expense on amounts borrowed under warehouse and other lines of credit to finance such loans until sold. A $68.0 million increase in the average balance of LHFS coupled with a $107.0 million increase in average balance of warehouse lines and higher cost of funds drove the decrease in net interest income.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended March 31,		Change $	Change %
(Dollars in thousands)	2024	2023
Premium (discount) from loan sales	$20,195	$(26,669)	$46,864	175.7%
Servicing rights additions	48,375	59,295	(10,920)	(18.4)
Fair value (losses) gains on IRLC and LHFS	(13,018)	73,884	(86,902)	(117.6)
Fair value gains (losses) from Hedging Instruments	748	(46,130)	46,878	101.6
Discount points, rebates and lender paid costs	60,338	57,446	2,892	5.0
Provision for loan loss obligation for loans sold	(578)	(9,674)	9,096	94.0
Total gain on origination and sale of loans, net	$116,060	$108,152	$7,908	7.3

The increase in gain on origination and sale of loans, net was primarily driven by higher gain on sale margin and lower provision for loan losses, partially offset by a reduction in volume due to higher interest rates and lost volume during the Cybersecurity Incident.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $1.6 million or 13.2% increase in origination income was the result of an increase in HELOC fees associated with the growth in HELOC volume, partially offset by a 7.8% decrease in loan origination volumes due to higher interest rates and lost volume during the Cybersecurity Incident.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $4.2 million or 3.5% reflects higher ancillary income from custodial funds due to higher interest rates.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The increase of $7.5 million reflects lower fair value losses, net of hedge of $10.2 million, partially offset by higher prepayments of $1.3 million.
Other Income. Other income includes our pro rata share of net earnings from joint ventures, fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS, the fair value changes in our trading securities, and interest on cash deposits. The decrease of $5.3 million or 26.1% was primarily the result of a decrease of $1.2 million in escrow and title fee income due to decreased mortgage loan settlement activity, a $1.6 million decrease in trading security income from reduced fair value gains, a $1.5 million decrease in income from joint ventures, and a $0.9 million decrease in income on cash deposits from lower average cash balances, partially offset by increasing interest rates.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The $6.7 million or 4.8% decrease in personnel expense was attributable to lower salaries and benefits of $7.7 million from the 13.4% decrease in headcount related to previously announced cost savings initiatives, partially offset by increase in commissions of $1.0 million. Although loan origination volumes decreased, commissions increased due to guarantees paid associated with lost volume during the Cybersecurity Incident. As of March 31, 2024, we had 4,188 employees compared to 4,834 employees as of March 31, 2023.
Marketing and Advertising Expense. The $7.6 million or 21.1% decrease in marketing expense primarily reflects the lower level of market refinance volume available to route to our consumer direct channel as well as our decision to suspend certain marketing expenditures during the Cybersecurity Incident.

Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $0.8 million or 4.6% increase in direct origination expense reflects higher credit reporting costs which more than offset the decrease in other costs associated with decreased loan originations volumes during the period.
General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $1.6 million or 2.9% increase in general and administrative expense included a $2.8 million increase in professional and consulting services primarily attributable to the Cybersecurity Incident, partially offset by a $0.8 million reduction in impairment and other real estate exit costs. In addition, $6.0 million of other cybersecurity expenses were incurred in the first quarter ended March 31, 2024 and were offset by decreases in data processing, communications, and other expenses.
Servicing Expense. The increase of $3.4 million or 70.9% in servicing expense reflects an increase in default and loss mitigation expense associated with an increase in our servicing portfolio, increase in delinquencies and average age of loans serviced.
Other Interest Expense. The $3.5 million or 8.0% increase in other interest expense was the result of higher rates on secured credit facilities and a $0.8 million increase in average balances.

Balance Sheet Highlights
March 31, 2024 Compared to December 31, 2023
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$603,663	$660,707	(57,044)	(8.6)%
Restricted cash	74,346	85,149	(10,803)	(12.7)
Loans held for sale, at fair value	2,300,058	2,132,880	167,178	7.8
Derivative assets, at fair value	64,055	93,574	(29,519)	(31.5)
Servicing rights, at fair value	1,985,948	1,999,763	(13,815)	(0.7)
Trading securities, at fair value	91,545	92,901	(1,356)	(1.5)
Property and equipment, net	66,160	70,809	(4,649)	(6.6)
Operating lease right-of-use assets	27,409	29,433	(2,024)	(6.9)
Loans eligible for repurchase	748,476	711,371	37,105	5.2
Investments in joint ventures	17,849	20,363	(2,514)	(12.3)
Other assets	213,761	254,098	(40,337)	(15.9)
Total assets	$6,193,270	$6,151,048	$42,222	0.7

LIABILITIES & EQUITY
Warehouse and other lines of credit	$2,069,619	$1,947,057	$122,562	6.3
Accounts payable, accrued expenses and other liabilities	367,457	379,971	(12,514)	(3.3)
Derivative liabilities, at fair value	11,233	84,962	(73,729)	(86.8)
Liability for loans eligible for repurchase	748,476	711,371	37,105	5.2
Operating lease liability	45,324	49,192	(3,868)	(7.9)
Debt obligations, net	2,313,819	2,274,011	39,808	1.8
Total liabilities	5,555,928	5,446,564	109,364	2.0
Total equity	637,342	704,484	(67,142)	(9.5)
Total liabilities and equity	$6,193,270	$6,151,048	$42,222	0.7
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $167.2 million or 7.8% increase reflects $4.6 billion in loan originations and loan repurchase activity, partially offset by $4.4 billion in loan sales.
Derivative Assets, at Fair Value. The $29.5 million or 31.5% decrease reflects a $3.1 million increase in IRLCs from higher notional balances, and a $32.6 million decrease in Hedging Instruments.
Warehouse and Other Lines of Credit. The increase of $122.6 million or 6.3% was the result of loan originations outpacing loan sales by $119.0 million during the three months ended March 31, 2024.
Derivative Liabilities, at Fair Value. The decrease of $73.7 million or 86.8% reflects a $74.6 million decrease in Hedging Instrument liabilities from higher interest rates and a $0.9 million increase in IRLCs.
Equity. The decrease was primarily attributed to a net loss of $71.5 million and the repurchase of treasury shares, at a cost of $0.4 million to net settle and withhold tax on vested RSUs, partially offset by stock-based compensation of $4.9 million .

Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current and potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of March 31, 2024, unrestricted cash and cash equivalents were $603.7 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.1 billion.
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
At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to maintain our current loan operations, originations and capital commitments for the next twelve months. However, we will continue to review our liquidity needs in light of current and anticipated mortgage market conditions and we have taken various steps to align our cost structure with current and expected mortgage origination volumes.

Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of March 31, 2024, the Company amended certain warehouse lines and debt obligations related to certain profitability covenants, following which the Company was in compliance with all covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we may amend or obtain waivers in the future in order to maintain compliance with such financial covenants. Our lenders are not required to grant any such amendments or waivers and may determine not to do so.
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
Revised FHFA and Ginnie Mae seller servicer minimum financial eligibility requirements effective December 31, 2023 include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024. As of March 31, 2024, we were in compliance with these financial requirements.
Ginnie Mae is implementing a risk-based capital requirement effective December 31, 2024. We are assessing the impact of this upcoming requirement but anticipate no significant change in our ability to meet financial eligibility requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request , and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the three months ended March 31, 2024, our loans remained on warehouse lines for an average of 22 days. Our warehouse facilities are generally short-term borrowings with original maturities between one and two years and our securitization facility is a three year term. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 73% of the mortgage loans that we originated during the three months ended March 31, 2024 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to many private investors.
As of March 31, 2024, we maintained revolving lines of credit with eight counterparties providing warehouse and securitization facilities with borrowing capacity totaling $3.1 billion of which $901.0 million was committed. Our $3.1 billion of capacity as of March 31, 2024 was comprised of $3.1 billion with maturities staggered throughout 2024. As of March 31, 2024, we had $2.1 billion of borrowings outstanding and $1.1 billion of additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 8- Warehouse and Other Lines of Credit of the Notes to Consolidated Financial Statements contained in Item 1.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut.” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of March 31, 2024, we had a total of $8.4 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $5.3 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of March 31, 2024, the outstanding balance of our MSR facilities was $986.5 million net of $3.9 million deferred financing costs. The outstanding balance of Term Notes was $200.0 million. MSR facilities are secured by Ginnie Mae, Fannie Mae, or Freddie Mac MSRs, which amounted to $1.3 billion as of March 31, 2024 and Term Notes are secured by specific participation certificates relating to Ginnie Mae MSRs totaling $585.0 million as of the same date.
Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of March 31, 2024, there were outstanding securities financing facilities of $77.5 million, secured by trading securities with a fair value of $91.5 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of March 31, 2024, the outstanding balance on our servicing advance facilities was $59.8 million secured by servicing advance receivables totaling $75.6 million.
Unsecured debt obligations as of March 31, 2024 consisted of Senior Notes totaling $1.0 billion net of $7.1 million of deferred financing costs. Periodically, and in accordance with applicable laws and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. Debt obligations are further discussed in Note 9- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.

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
Contractual Obligations and Commitments
Our estimated contractual obligations as of March 31, 2024 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$2,069,619	$2,069,619	$—	$—	$—
Debt obligations (1)
Secured credit facilities	1,127,669	1,127,669	—	—	—
Term Notes	200,000	—	200,000	—	—
Senior Notes	997,125	—	497,750	499,375	—
Operating lease obligations (2)	52,509	19,482	23,648	9,372	7
Naming and promotional rights agreements	66,270	21,867	21,903	12,000	10,500
Total contractual obligations	$4,513,192	$3,238,637	$743,301	$520,747	$10,507

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

Off-Balance Sheet Arrangements
As of March 31, 2024, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. Our accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2023 Form 10-K. At December 31, 2023, the most critical of these significant accounting policies were policies related to the fair value of loans held for sale, servicing rights, and derivative financial instruments. As of the date of this report, there have been no significant changes to the Company's critical accounting policies or estimates.
When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions.

Reconciliation of Non-GAAP Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share (if dilutive), and Adjusted EBITDA (LBITDA). We exclude from these non-GAAP financial measures the change in fair value of MSRs and related hedging gains and losses as they represent non-cash, unrealized adjustments resulting from changes in valuation assumptions, mostly due to changes in market interest rates, and are not indicative of the Company’s operating performance or results of operation. We also exclude stock-based compensation expense, which is a non-cash expense, expenses directly related to the Cybersecurity Incident, net of expected insurance recoveries, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, professional fees and commission guarantees (but does not include ongoing costs such as associated litigation expenses), gains or losses on extinguishment of debt and disposal of fixed assets, non-cash goodwill impairment, and other impairment charges to intangible assets and operating lease right-of-use assets, as well as certain costs associated with our restructuring efforts, as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA (LBITDA) includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense)”, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA (LBITDA). Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. Adjustments to Diluted Weighted Average Shares Outstanding assumes the pro forma conversion of weighted average Class C shares to Class A common stock. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2024	March 31, 2023
Total net revenue	$222,785	$207,901
Change in fair value of servicing rights net, of hedging gains and losses(1)	8,075	18,289
Adjusted total revenue	$230,860	$226,190
(1)Represents the change in the fair value of servicing rights attributable to changes in assumptions, net of hedging gains and losses.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss attributable to loanDepot, Inc.	$(34,255)	$(42,907)
Net loss from the pro forma conversion of Class C common stock to Class A common stock(1)	(37,250)	(48,814)
Net loss	(71,505)	(91,721)
Adjustments to the benefit for income taxes(2)	9,774	13,316
Tax-effected net loss from the pro forma conversion of Class C common stock to Class A common stock	(61,731)	(78,405)
Change in fair value of servicing rights, net of hedging gains and losses(3)	8,075	18,289
Stock-based compensation expense	4,855	5,926
Restructuring charges(4)	3,961	1,746
Cybersecurity incident(5)	14,698	—
(Gain) loss on disposal of fixed assets	(29)	261
Other (recovery) impairment	(1)	(345)
Tax effect of adjustments(6)	(7,939)	(6,449)
Adjusted net loss	$(38,111)	$(58,977)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the benefit (provision) for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended
	March 31, 2024	March 31, 2023
Statutory U.S. federal income tax rate	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.24	6.28
Effective income tax rate	26.24%	27.28%

(3)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights.
(4)Reflects employee severance expense and professional services associated with restructuring efforts subsequent to the announcement of Vision 2025 in July 2022.

(5)Represents expenses directly related to the Cybersecurity Incident, net of expected insurance recoveries, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, as well as related professional fees and commission guarantees (but does not include ongoing costs such as associated litigation expenses).
(6)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss attributable to loanDepot, Inc.	$(34,255)	$(42,907)
Adjusted net loss	(38,111)	(58,977)
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	324,679,090	170,809,818
Assumed pro forma conversion of weighted average Class C shares to Class A common stock (1)	—	149,210,417
Adjusted diluted weighted average shares outstanding	324,679,090	320,020,235

Reconciliation of Net Income (Loss) to Adjusted EBITDA (LBITDA) (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(71,505)	$(91,721)
Interest expense — non-funding debt(1)	46,547	43,090
Income tax benefit	(13,660)	(14,862)
Depreciation and amortization	9,443	10,026
Change in fair value of servicing rights, net of hedging gains and losses(2)	8,075	18,289
Stock-based compensation expense	4,855	5,926
Restructuring charges(3)	3,961	1,746
Cybersecurity incident(4)	14,698	—
(Gain) loss on disposal of fixed assets	(29)	261
Other (recovery) impairment	(1)	(345)
Adjusted EBITDA (LBITDA)	$2,384	$(27,590)
(1)Represents other interest expense, which includes gain on extinguishment of debt and amortization of debt issuance costs, in the Company’s consolidated statement of operations.
(2)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gain or losses from derivatives hedging servicing rights.
(3)Reflects employee severance expense and professional services associated with restructuring efforts subsequent to the announcement of Vision 2025 in July 2022.
(4)Represents expenses directly related to the Cybersecurity Incident, net of expected insurance recoveries, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, as well as related professional fees and commission guarantees (but does not include ongoing costs such as associated litigation expenses).

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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at March 31, 2024 was 43 days; and our average holding period of the loan from funding to sale was 30 days for the three months ended March 31, 2024.
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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the three months ended March 31, 2024 and 2023, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors discussed under Part I. "Item 1A. Risk Factors" of our 2023 Form 10-K filed with the SEC on March 15, 2024.

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

On January 2, 2024, we issued to stockholders 50,187 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On February 1, 2024, we issued to stockholders 100,364 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On March 1, 2024, we issued to stockholders 148,463 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March, 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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
10.1#
Second Amended and Restated Master Repurchase Agreement, dated December 28, 2023, by and between loanDepot.com, LLC, as seller, and EverBank, N.A., formerly known as TIAA, FSB Bank, as buyer (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 3, 2024).

10.2
Amendment No. 3 to the Base Indenture, dated as of January 12, 2024, by and among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, JPMorgan Chase Bank, N.A., and consented to by JPMorgan Chase Bank, N.A (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 19, 2024).

10.3#
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

10.4#
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
10.5#
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

10.6#
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

10.7#
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

10.8#
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

10.9#
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

10.10#
Master Repurchase Agreement, dated as of January 25, 2024, by and among Nomura Corporate Funding Americas, LLC, as administrative agent and as buyer, and loanDepot.com, LLC, as seller, with respect to loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2017-VF1 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.11#
Master Repurchase Agreement, dated as of January 25, 2024, by and among Nomura Corporate Funding Americas, LLC, as administrative agent and as buyer, and loanDepot.com, LLC, as seller, with respect to loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2021-SAVF1 (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.12#
Master Repurchase Agreement, dated as of January 25, 2024, by and among Nomura Corporate Funding Americas, LLC, as administrative agent and as buyer, and loanDepot.com, LLC, as seller, with respect to loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2021-PIAVF1 (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.13#
Guaranty, dated as of January 25, 2024, made by LD Holdings Group LLC, as guarantor, in favor of Nomura Corporate Funding Americas, LLC, as buyer (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed January 31, 2024).

Exhibit No.	Description
10.14#
Amendment No. 4, dated as of April 16, 2024, by and between UBS AG, by and through its branch office at 1285 Avenue of Americas, New York, New York, and loanDepot.com, LLC to the Amended and Restated Master Repurchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 22, 2024).

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
* Filed herewith
** Furnished herewith
# Confidential information has been omitted because it is both (i) not material and (ii) is the type of information that the Company treats as private or confidential pursuant to Item 601(b)(10) of Regulation S-K. Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K or constitutes a clearly unwarranted invasion of personal privacy pursuant to Item 601(a)(6) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the staff of the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOANDEPOT, INC.

Dated: May 9, 2024	By:	/s/ Frank Martell
	Name:	Frank Martell
	Title:	President and Chief Executive Officer

Dated: May 9, 2024	By:	/s/ David Hayes
	Name:	David Hayes
	Title:	Chief Financial Officer