Form 10-Q
period 2024-06-30
loanDepot, Inc.
filed 2024-08-08
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, 88,134,396 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 139,992,967 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may contain the words “believe,” “anticipate,” “expect,” “intend,” “plan,” “predict,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases or future or conditional verbs such as “will,” “may,” “might,” “should,” “would,” or “could” and the negatives of those terms. Examples of forward-looking statements include, but are not limited to: information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, financial condition and liquidity, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities, the effects of competition, and the impact of the cybersecurity incident that occurred in the first quarter of 2024.

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

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$533,153	$660,707
Restricted cash	98,057	85,149
Loans held for sale, at fair value (includes $495,731 and $510,080 pledged to creditors in securitization trusts at June 30, 2024 and December 31, 2023, respectively)	2,377,987	2,132,880
Loans held for investment, at fair value (pledged to creditors in a securitization trust)	120,287	—
Derivative assets, at fair value	59,779	93,574
Servicing rights, at fair value (includes $596,140 and $617,878 pledged to creditors in securitization trusts at June 30, 2024 and December 31, 2023, respectively)	1,583,128	1,999,763
Trading securities, at fair value	89,477	92,901
Property and equipment, net	64,631	70,809
Operating lease right-of-use assets	24,549	29,433
Loans eligible for repurchase	740,238	711,371
Investments in joint ventures	17,905	20,363
Other assets	233,586	254,098
Total assets	$5,942,777	$6,151,048
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,213,128	$1,947,057
Accounts payable, accrued expenses and other liabilities	375,319	379,971
Derivative liabilities, at fair value	17,856	84,962
Liability for loans eligible for repurchase	740,238	711,371
Operating lease liability	41,896	49,192
Debt obligations, net	1,975,402	2,274,011
Total liabilities	5,363,839	5,446,564
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 89,986,725 and 87,377,147 issued at June 30, 2024 and December 31, 2023, respectively	$90	$87
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at June 30, 2024 and December 31, 2023, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 141,540,233 and 141,234,529 issued at June 30, 2024 and December 31, 2023, respectively	142	141
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at June 30, 2024 and December 31, 2023, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at June 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock at cost, 4,003,915 and 3,349,395 shares at June 30, 2024 and December 31, 2023, respectively	(17,488)	(16,493)
Additional paid-in capital	830,706	821,055
Retained deficit	(518,214)	(451,706)
Noncontrolling interest	283,605	351,303
Total equity	578,938	704,484
Total liabilities and equity	$5,942,777	$6,151,048
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Interest income	$35,052	$33,060	$65,977	$61,017
Interest expense	(35,683)	(32,001)	(67,349)	(59,689)
Net interest (expense) income	(631)	1,059	(1,372)	1,328

Gain on origination and sale of loans, net	166,920	154,335	282,981	262,487
Origination income, net	19,494	18,332	33,099	30,349
Servicing fee income	125,082	119,529	249,140	239,418
Change in fair value of servicing rights, net	(60,787)	(38,474)	(106,056)	(91,280)
Other income	15,312	17,052	30,383	37,432
Total net revenues	265,390	271,833	488,175	479,734

EXPENSES:
Personnel expense	141,036	157,799	275,354	298,826
Marketing and advertising expense	31,175	34,712	59,529	70,626
Direct origination expense	21,550	17,224	39,721	34,603
General and administrative expense	73,160	54,817	130,905	110,951
Occupancy expense	5,204	6,099	10,314	12,180
Depreciation and amortization	8,955	10,721	18,398	20,747
Servicing expense	8,467	5,750	16,728	10,583
Other interest expense	53,000	43,026	99,547	86,116
Total expenses	342,547	330,148	650,496	644,632

Loss before income taxes	(77,157)	(58,315)	(162,321)	(164,898)
Income tax benefit	(11,304)	(8,556)	(24,964)	(23,418)
Net loss	(65,853)	(49,759)	(137,357)	(141,480)
Net loss attributable to noncontrolling interests	(33,642)	(26,316)	(70,891)	(75,130)
Net loss attributable to loanDepot, Inc.	$(32,211)	$(23,443)	$(66,466)	$(66,350)

Loss per share:
Basic	$(0.18)	$(0.13)	$(0.37)	$(0.38)
Diluted	$(0.18)	$(0.13)	$(0.37)	$(0.38)

Weighted average shares outstanding:
Basic	182,324,046	173,908,030	181,863,195	172,358,924
Diluted	182,324,046	173,908,030	181,863,195	172,358,924

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Shares	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at March 31, 2023	75,101,170	144,983,025	97,026,671	$77	$145	$97	$(13,853)	$802,251	$(384,843)	$437,288	$841,162
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	1,485	—	—	1,485
Net common stock issued under stock-based compensation plans	2,886,220	(956,586)	—	4	(1)	—	(1,471)	5,733	—	(5,736)	(1,471)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	119	151	270
Stock-based compensation	—	—	—	—	—	—	—	3,145	—	2,608	5,753
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(53)	(43)	(96)
Net loss	—	—	—	—	—	—	—	—	(23,443)	(26,316)	(49,759)
Balance at June 30, 2023	77,987,390	144,026,439	97,026,671	$81	$144	$97	$(15,324)	$812,614	$(408,220)	$407,952	$797,344

Balance at March 31, 2024	84,736,834	141,499,389	97,026,671	$88	$142	$97	$(16,916)	$824,245	$(486,054)	$315,740	$637,342
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	2,028	—	—	2,028
Net common stock issued under stock-based compensation plans	1,245,976	40,844	—	2	—	—	(572)	1,112	—	(1,114)	(572)
Forfeiture of accrued distributions on unvested Class C shares	—	—	—	—	—	—	—	—	3	5	8
Stock-based compensation	—	—	—	—	—	—	—	3,321	—	2,577	5,898
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	48	39	87
Net loss	—	—	—	—	—	—	—	—	(32,211)	(33,642)	(65,853)
Balance at June 30, 2024	85,982,810	141,540,233	97,026,671	$90	$142	$97	$(17,488)	$830,706	$(518,214)	$283,605	$578,938

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2022	72,497,011	145,693,119	97,026,671	$74	$146	$97	$(13,282)	$788,601	$(342,137)	$487,974	$921,473
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	6,666	—	—	6,666
Net common stock issued under stock-based compensation plans	5,490,379	(1,666,680)	—	7	(2)	—	(2,042)	10,999	—	(10,503)	(1,541)
Dividends to Class A and Class D shareholders ($0.00 per share)	—	—	—	—	—	—	—	—	129	163	292
Stock-based compensation	—	—	—	—	—	—	—	6,348		5,330	11,678
Distributions for taxes on behalf of shareholders, net		—	—	—	—	—	—	—	138	118	256
Net loss	—		—	—	—	—	—	—	(66,350)	(75,130)	(141,480)
Balance at June 30, 2023	77,987,390	144,026,439	97,026,671	$81	$144	$97	$(15,324)	$812,614	$(408,220)	$407,952	$797,344

Balance at December 31, 2023	84,027,752	141,234,529	97,026,671	$87	$141	$97	$(16,493)	$821,055	$(451,706)	$351,303	$704,484
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	2,120	—	—	2,120
Net common stock issued under stock-based compensation plans	1,955,058	305,704	—	3	1	—	(995)	1,481	—	(1,484)	(994)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	4	5	9
Forfeiture of accrued distributions on unvested Class C shares	—	—	—	—	—	—	—	—	6	9	15
Stock-based compensation	—	—	—	—	—	—	—	6,050	—	4,703	10,753
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(52)	(40)	(92)
Net loss	—	—	—	—	—	—	—	—	(66,466)	(70,891)	(137,357)
Balance at June 30, 2024	85,982,810	141,540,233	97,026,671	$90	$142	$97	$(17,488)	$830,706	$(518,214)	$283,605	$578,938
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(137,357)	$(141,480)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization expense	18,398	20,747
Amortization of operating lease right-of-use asset	5,046	6,788
Amortization of debt discount and debt issuance costs	6,124	3,430
Gain on origination and sale of loans	(221,912)	(187,050)
Fair value change in trading securities	587	(1,671)
(Benefit) provision for loss obligation on sold loans and servicing rights	(3,051)	12,152
Decrease in provision for deferred income taxes	(24,964)	(22,993)
Fair value change in derivative assets	56,252	(596)
Fair value change in derivative liabilities	(67,106)	(58,702)
Premium paid on derivatives	(22,457)	(40,375)
Fair value change in loans held for sale	4,291	(24,430)
Fair value change in loans held for investment	321	—
Fair value change in servicing rights	38,434	64,341
Stock-based compensation expense	10,753	11,679
Originations of loans	(10,481,454)	(11,091,542)
Proceeds from sales of loans	10,323,131	11,481,093
Proceeds from principal payments	181,587	46,785
Payments to investors for loan repurchases	(291,372)	(273,143)
Loss (gain) on extinguishment of debt	5,680	(39)
Disbursements from joint ventures	5,992	7,396
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	36,263	55,529
Net cash used in operating activities	(556,814)	(132,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,191)	(11,547)
Proceeds from sale of servicing rights	495,312	97,193
Cash flows received on trading securities	2,837	2,472
Proceeds from principal payments on loans held for investment	1,924	—
Return of capital from joint ventures	245	—
Net cash flows provided by investing activities	488,127	88,118

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$9,837,177	$10,255,564
Repayment of borrowings on warehouse and other lines of credit	(9,571,106)	(10,355,959)
Proceeds from debt obligations	1,015,251	197,949
Payments on debt obligations	(1,314,083)	(249,248)
Payments of debt issuance costs	(10,829)	(761)
Treasury stock purchased to net settle and withhold taxes on vested shares	(995)	(2,042)
Dividends and shareholder distributions	(1,374)	(1,674)
Net cash used in financing activities	(45,959)	(156,171)

Net change in cash and cash equivalents and restricted cash	(114,646)	(200,134)
Cash and cash equivalents and restricted cash at beginning of the period	745,856	980,501
Cash and cash equivalents and restricted cash at end of the period	$631,210	$780,367

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$152,270	$162,138
Income taxes	(4)	(3,525)

Supplemental disclosure of noncash investing and financing activities
Loans transferred from held for sale to held for investment	$122,532	$—
Operating leases right-of-use assets obtained in exchange for lease liabilities	1,356	5,501

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, except per share amounts, or unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

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

The Company engages in the originating, financing, selling, and servicing of residential mortgage loans, and engages in title, escrow, and settlement services for mortgage loan transactions. The Company derives income primarily from gains on the origination and sale of loans to investors, from loan servicing, and from fees charged for settlement services related to the origination and sale of loans.

Cybersecurity Incident
On January 8, 2024, the Company announced that it identified a cybersecurity incident that affected certain of the Company’s systems (the “Cybersecurity Incident”). Upon detecting unauthorized activity, the Company promptly took steps to contain and remediate the Cybersecurity Incident and initiated an investigation. The Cybersecurity Incident has now been contained. Based on the Company’s investigation findings to date, during the Cybersecurity Incident, an unauthorized third party gained access to certain sensitive personal information of approximately 16.9 million individuals stored in the Company’s systems. The Company has notified applicable regulators as required and has notified individuals in accordance with applicable law and has offered credit monitoring and identity protection services at no charge to those individuals whose sensitive personal information was identified as potentially being subject to unauthorized access. Refer to Note 15. Commitments and Contingencies for additional information regarding the Cybersecurity Incident and related litigation.

During the three and six months ended June 30, 2024, the Company recognized $26.9 million and $41.6 million, respectively, of expenses related to the Cybersecurity Incident, net of insurance recoveries, which includes an accrual of $25.0 million in connection with class action litigation related to the Cybersecurity Incident. These cybersecurity related expenses are recognized in general and administrative expenses in the statements of operations. The Company maintains cybersecurity insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. The Company submitted claims to its cybersecurity insurers for reimbursement of some of the costs, expenses, and losses stemming from the Cybersecurity Incident. During the three and six months ended June 30, 2024, the Company has received $15.0 million of reimbursements from its cybersecurity insurers. The exact timing and amount of any additional reimbursements is not known at this time.

Summary of Significant Accounting Policies

Our accounting policies are described below and in Note 1- Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2023 Form 10-K.

Consolidation and Basis of Presentation

The Company's consolidated financial statements are prepared in accordance with GAAP as codified in the FASB’s Accounting Standards Codification (“ASC”). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

loanDepot, Inc. is a holding company, its sole material asset is its equity interest in LD Holdings and as the sole managing member of LD Holdings, loanDepot, Inc. indirectly operates and controls all of LD Holdings’ business and affairs. LD Holdings is also a holding company and has no material assets other than its equity interests in its direct subsidiaries consisting of a 99.99% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, Mello, and MCS. The financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc., and the consolidated net earnings or loss are allocated to noncontrolling interest to reflect the entitlement of certain members that still hold Class A holdings units in LD Holdings (“Holdco Units”) and Class C common stock of the Company, (“Continuing LLC Members”) as of the periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management has made estimates in certain areas, including determining the fair value of loans held for sale (“LHFS”), loans held for investment (“LHFI”), servicing rights, derivative assets and derivative liabilities, trading securities, awards granted under the incentive equity plan, and determining the loan loss obligation on sold loans and MSRs. Actual results could differ from those estimates.

Concentration of Risk

The Company has limited its concentration in credit risk for cash by maintaining deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 18% of total loan originations for the six months ended June 30, 2024.

The Company sells mortgage loans to various third-party investors. Four investors accounted for 33%, 23%, 17%, and 5% of the Company’s loan sales for the six months ended June 30, 2024. No other investors accounted for more than 5% of the loan sales for the six months ended June 30, 2024.

The Company funds loans through warehouse and other lines of credit. As of June 30, 2024, 20% and 18% of the Company's warehouse lines were payable to two separate lenders.

Loans Held for Investment, at Fair Value

On April 24, 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans, whereby the loans were transferred to statutory trust Mello Mortgage Capital Acceptance 2024-SD1 (“MMCA 2024-SD1”). The Company evaluated the sale of loans to MMCA 2024-SD1 according to ASC 860 - Transfers and Servicing and determined that the transaction does not qualify for sale treatment. As a result, it was recorded as a secured borrowing in which the loans remain on the consolidated balance sheet as loans held for investment, at fair value and the securitization debt is also recognized on the consolidated balance sheet in debt obligations, net. Deferred financing costs and debt discount related to the securitization debt are recorded in debt obligations, net on the consolidated balance sheet and amortized using the effective yield method.

Loans held for investment are accounted for at fair value, with changes in fair value recognized in current earnings. All changes in fair value, including changes arising from the passage of time, and the loan related interest income are recognized as components of other income in the consolidated statements of operations. Interest income on loans held for investment is recognized using their contractual interest rates. Interest income recognition is suspended for loans when they become 90 days delinquent, or when, in management's opinion, a full recovery of interest and principal becomes doubtful. Interest income recognition is resumed when the loan becomes contractually current. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income on non-accrual loans is subsequently recognized only to the extent cash is received.

NOTE 2 – FAIR VALUE

The Company's consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. Refer to Note 1 - Description of Business, Presentation and Summary of Significant Accounting Policies in the 2023 Form 10-K and below for information on the fair value hierarchy, valuation methodologies, and key inputs used to measure financial assets and liabilities recorded at fair value, as well as methods and assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Loans held for investment - LHFI are valued at the best execution of either investor pricing or market pricing which is predominately driven by known inputs of discount rate, loan-to-value, note rate and delinquency status, and therefore, these LHFI are classified as Level 2.

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,377,987	$—	$2,377,987
Loans held for investment	—	120,287	—	120,287
Trading securities	—	89,477	—	89,477
Derivative assets:
Interest rate lock commitments	—	—	51,826	51,826
Forward sale contracts	—	542	—	542
Interest rate swap futures	3,879	—	—	3,879
MBS put options	—	3,532	—	3,532
Servicing rights	—	—	1,583,128	1,583,128
Total assets at fair value	$3,879	$2,591,825	$1,634,954	$4,230,658
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$2,080	$2,080
Forward sale contracts	—	10,894	—	10,894
Put options on treasuries	4,882	—	—	4,882
Servicing rights	—	—	16,665	16,665
Total liabilities at fair value	$4,882	$10,894	$18,745	$34,521

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,132,880	$—	$2,132,880
Trading securities	—	92,901	—	92,901
Derivative assets:
Interest rate lock commitments	—	—	49,112	49,112
Forward sale contracts	—	16,610	—	16,610
Interest rate swap futures	26,476	—	—	26,476
MBS put options	—	1,376	—	1,376
Servicing rights	—	—	1,999,763	1,999,763
Total assets at fair value	$26,476	$2,243,767	$2,048,875	$4,319,118
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,172	$1,172
Forward sale contracts	—	83,728	—	83,728
Put options on treasuries	62	—	—	62
Servicing rights	—	—	14,045	14,045
Total liabilities at fair value	$62	$83,728	$15,217	$99,007

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$50,163	$1,970,164	$47,940	$1,985,718
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	93,090	66,115	190,420	114,491
Fallout	(19,789)	—	(40,658)	—
Transfers of IRLC to LHFS	(73,718)	—	(147,956)	—
Change in fair value(1)	—	(30,617)	—	(38,434)
Sales	—	(439,199)	—	(495,312)
Balance at end of period	$49,746	$1,566,463	$49,746	$1,566,463

(1)The change in unrealized gains or losses relating to servicing rights still held at June 30, 2024 amounted to a net loss of $8.6 million and a net gain of $42.5 million for the three and six months ended June 30, 2024, respectively.

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$58,722	$2,016,568	$23,590	$2,025,136
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	102,124	75,866	199,308	135,161
Fallout	(26,619)	—	(45,007)	—
Transfers of IRLC to LHFS	(85,179)	—	(128,843)	—
Change in fair value(1)	—	(8,508)	—	(64,341)
Sales	—	(85,164)	—	(97,194)
Balance at end of period	$49,048	$1,998,762	$49,048	$1,998,762

(1)The change in unrealized gains or losses relating to servicing rights that were still held at June 30, 2023, amounted to net losses of $53.6 million and $44.8 million for the three and six months ended June 30, 2023, respectively.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	June 30, 2024				December 31, 2023
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	2.6%	-	99.9%	76.2%	2.7%	-	99.9%	76.7%

Servicing rights
Discount rate(2)	4.2%	-	17.1%	6.4%	4.6%	-	16.8%	6.4%
Prepayment rate	5.5%	-	22.5%	8.3%	5.6%	-	22.4%	8.1%
Cost to service (per loan)	$73	-	$127	$95	$72	-	$126	$90
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a nonrecurring basis as of June 30, 2024 or December 31, 2023.

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

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$805,291	$699,651	$989,318	$886,492

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of loans held for sale by product type of loan as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Conforming - fixed	$1,256,327	53%	$1,211,449	57%
Conforming - ARM	12,873	1	18,592	1
Government - fixed	860,485	37	777,860	36
Government - ARM	45,236	2	20,403	1
Other - residential mortgage loans	103,457	4	37,424	2
Other - HELOC	72,924	3	67,354	3
Total	2,351,302	100%	2,133,082	100%
Fair value adjustment	26,685		(202)
Loans held for sale, at fair value	$2,377,987		$2,132,880

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$2,300,058	$2,039,367	$2,132,880	$2,373,427
Origination and purchase of loans	5,979,131	6,200,295	10,481,454	11,091,542
Sales	(5,784,166)	(6,046,785)	(10,215,710)	(11,429,204)
Transfers to loans held for investment	(122,532)	—	(122,532)	—
Repurchases	150,060	109,683	287,773	243,141
Principal payments	(155,514)	(31,688)	(181,587)	(46,785)
Fair value gain (loss)	10,950	(14,321)	(4,291)	24,430
Balance at end of period	$2,377,987	$2,256,551	$2,377,987	$2,256,551

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Discount) premium from loan sales	$(871)	$(16,648)	$19,324	$(43,317)
Servicing rights additions	66,115	75,866	114,491	135,161
Unrealized (losses) gains from derivative assets and liabilities	(10,024)	27,097	56,185	63,157
Realized gains (losses) from derivative assets and liabilities	17,341	3,703	(45,897)	(43,354)
Discount points, rebates and lender paid costs	73,657	81,114	133,995	138,560
Fair value gain (loss)	10,950	(14,321)	(4,291)	24,430
Recovery (provision) for loan loss obligation for loans sold	9,752	(2,476)	9,174	(12,150)
Total gain on origination and sale of loans, net	$166,920	$154,335	$282,981	$262,487

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale.

	June 30, 2024			December 31, 2023
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$2,356,587	$2,326,381	$30,206	$2,113,106	$2,108,125	$4,980
90+ days delinquent(1)	21,400	24,921	(3,521)	19,774	24,957	(5,182)
Total	$2,377,987	$2,351,302	$26,685	$2,132,880	$2,133,082	$(202)
(1) 90+ days delinquent loans are on non-accrual status.

NOTE 4 – LOANS HELD FOR INVESTMENT, AT FAIR VALUE

During the three months ended June 30, 2024, the Company executed a securitization of a pool of fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans that was recorded as a secured borrowing in which the loans remained on the consolidated balance sheet as loans held for investment, at fair value.

A summary of the changes in the balance of loans held for investment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$—	$—	$—	$—
Loans securitized	122,532	—	122,532	—
Principal payments	(1,924)	—	(1,924)	—
Fair value (loss) gain	(321)	—	(321)	—
Balance at end of period	$120,287	$—	$120,287	$—

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for investment.

	June 30, 2024			December 31, 2023
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$119,073	$143,520	$(24,447)	$—	$—	$—
90+ days delinquent(1)	1,214	4,603	(3,389)	—	—	—
Total	$120,287	$148,123	$(27,836)	$—	$—	$—
(1) 90+ days delinquent loans are on non-accrual status.

NOTE 5 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	June 30, 2024	December 31, 2023
Agency	$65,175,357	$94,243,545
Government	38,532,271	40,535,399
Other	10,570,921	10,311,255
Total servicing portfolio	$114,278,549	$145,090,199

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$1,970,164	$2,016,568	$1,985,718	$2,025,136
Servicing rights additions	66,115	75,866	114,491	135,161
Sales proceeds, net	(439,199)	(85,164)	(495,312)	(97,194)
Changes in fair value:
Due to changes in valuation inputs or assumptions	15,623	26,138	43,867	4,771
Due to collection/realization of cash flows	(42,285)	(41,619)	(78,285)	(76,276)
Realized (losses) gains on sales of servicing rights	(3,955)	6,973	(4,016)	7,164
Total changes in fair value	(30,617)	(8,508)	(38,434)	(64,341)
Balance at end of period	$1,566,463	$1,998,762	$1,566,463	$1,998,762

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual servicing fees	$93,409	$95,308	$189,142	$196,440
Late, ancillary and other fees	31,673	24,221	59,998	42,978
Servicing fee income	$125,082	$119,529	$249,140	$239,418

The following is a summary of the components of change in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Changes in fair value:
Due to collection/realization of cash flows	$(42,285)	$(41,619)	$(78,285)	$(76,276)

Due to changes in valuation inputs or assumptions	15,623	26,138	43,867	4,771
Realized (loss) gain on sale of servicing rights	(3,057)	6,973	(3,013)	7,164
Net loss from derivatives hedging servicing rights	(25,183)	(30,014)	(61,499)	(26,936)
Valuation changes in servicing rights, net of hedging gains and losses	(12,617)	3,097	(20,645)	(15,001)
Other realized (losses) gains on sales of servicing rights (1)	(5,885)	48	(7,126)	(3)
Changes in fair value of servicing rights, net	$(60,787)	$(38,474)	$(106,056)	$(91,280)
(1)Includes the (provision) recovery for estimated losses and broker fees on MSR sales.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	June 30, 2024	December 31, 2023
Fair Value of Servicing Rights, net	$1,566,463	$1,985,718
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(60,210)	(76,862)
Increase 2%	(116,958)	(148,438)
Cost of Servicing:
Increase 10%	(16,423)	(20,103)
Increase 20%	(32,931)	(40,319)
Prepayment Speed:
Increase 10%	(16,589)	(22,425)
Increase 20%	(32,438)	(44,128)

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments utilized by the Company primarily include interest rate lock commitments, forward sale contracts, mortgage-backed securities (“MBS”) put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1- Description of Business and Summary of Significant Accounting Policies and Note 2- Fair Value for further details on derivatives in the 2023 Form 10-K.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
June 30, 2024:
Interest rate lock commitments	$2,434,372	Derivative asset, at fair value	$51,826	$—
Interest rate lock commitments	466,170	Derivative liabilities, at fair value	—	2,080

Forward sale contracts	416,552	Derivative asset, at fair value	542	—
Forward sale contracts	2,402,247	Derivative liabilities, at fair value	—	10,894

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	11,550	Derivative liabilities, at fair value	—	4,882

MBS put options	450,000	Derivative asset, at fair value	3,532	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	1,975	Derivative asset, at fair value	3,879	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$59,779	$17,856

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2023:
Interest rate lock commitments	$2,007,175	Derivative asset, at fair value	$49,112	$—
Interest rate lock commitments	163,161	Derivative liabilities, at fair value	—	1,172

Forward sale contracts	449,419	Derivative asset, at fair value	16,610	—
Forward sale contracts	2,234,930	Derivative liabilities, at fair value	—	83,728

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	9,730	Derivative liabilities, at fair value	—	62

MBS put options	200,000	Derivative asset, at fair value	1,376	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	3,240	Derivative asset, at fair value	26,476	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$93,574	$84,962

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	Statements of Operations Location	2024	2023	2024	2023
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(417)	$(9,674)	$1,806	$25,458
Forward sale contracts	Gain on origination and sale of loans, net	6,286	44,183	9,747	1,047
Interest rate swap futures	Gain on origination and sale of loans, net	(4,757)	(6,999)	(7,476)	(7,059)
Put options	Gain on origination and sale of loans, net	6,205	3,290	6,211	357
Forward sale contracts	Change in fair value of servicing rights, net	(8,491)	(5,635)	(15,046)	(8,427)
Interest rate swap futures	Change in fair value of servicing rights, net	(14,259)	(10,012)	(36,874)	(8,773)
Put options	Change in fair value of servicing rights, net	(2,433)	(14,367)	(9,579)	(9,736)
Total realized and unrealized (losses) gains on derivative financial instruments		$(17,866)	$786	$(51,211)	$(7,133)

NOTE 7 – BALANCE SHEET NETTING

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of June 30, 2024, and December 31, 2023, respectively. Refer to Note 9 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	June 30, 2024
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$6,721	$(6,179)	$542	$—	$(89)	$453
MBS put options	3,534	(2)	3,532	—	—	3,532
Interest rate swap futures	3,879	—	3,879	—	—	3,879
Total Assets	$14,134	$(6,181)	$7,953	$—	$(89)	$7,864

Liabilities:
Forward sale contracts	$17,073	$(6,179)	$10,894	$—	$(7,775)	$3,119
Put options on treasuries	4,882	—	4,882	—	(4,882)	—
MBS put options	2	(2)	—	—	—	—
Warehouse and other lines of credit	2,213,128	—	2,213,128	(2,213,128)	—	—
Secured debt obligations (1)	1,174,052	—	1,174,052	(1,174,052)	—	—
Total liabilities	$3,409,137	$(6,181)	$3,402,956	$(3,387,180)	$(12,657)	$3,119
(1)Secured debt obligations as of June 30, 2024 included secured credit facilities, Term Notes, and other secured financings.

	December 31, 2023
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$33,591	$(16,981)	$16,610	$—	$—	$16,610
MBS put options	1,376	—	1,376	—	—	1,376
Interest rate swap futures	26,476	—	26,476	—	—	26,476
Total assets	$61,443	$(16,981)	$44,462	$—	$—	$44,462

Liabilities:
Forward sale contracts	$100,709	$(16,981)	$83,728	$—	$(60,188)	$23,540
Put options on treasuries	62	—	62	—	—	62
Warehouse and other lines of credit	1,947,057	—	1,947,057	(1,947,057)	—	—
Secured debt obligations (1)	1,287,418	—	1,287,418	(1,287,418)	—	—
Total liabilities	$3,335,246	$(16,981)	$3,318,265	$(3,234,475)	$(60,188)	$23,602
(1)Secured debt obligations as of December 31, 2023 included secured credit facilities and Term Notes.

NOTE 8 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the six months ended June 30, 2024, and year ended December 31, 2023.

Consolidated VIEs

LD Holdings

The Company is a holding company with its sole material asset being its equity interest in LD Holdings. As the sole managing member of LD Holdings, the Company indirectly operates and controls all of LD Holdings’ business and affairs. LD Holdings is considered a VIE and the financial results of LD Holdings and its subsidiaries are consolidated. A portion of net earnings or loss is allocated to noncontrolling interest to reflect the entitlement of the Continuing LLC Members. Refer to Note 11 – Equity for further details.

Securitization and Special Purpose Entities (“SPEs”)

The Company consolidates securitization facilities that finance mortgage loans held for sale and mortgage loans held for investment, as well as SPEs established as trusts to finance mortgage servicing rights and servicing advance receivables. Assets are transferred to a securitization or trust, which issues beneficial interests collateralized by the transferred assets, entitling the investors to specified cash flows. The Company may retain beneficial interests in the transferred assets and also holds conditional repurchase options specific to these securitizations that allow it to repurchase assets from the securitization entity. The Company’s economic exposure to loss from outstanding third-party financing is generally limited to the carrying value of the assets financed. The Company has retained risks in the securitizations including customary representations and warranties. For securitization facilities, the Company, as seller, has an option to prepay and redeem outstanding classes of issued notes after a set period of time. The Company’s exposure to these entities is primarily through its role as seller, servicer, and administrator. Servicing functions include, but are not limited to, general collection activity, preparing and furnishing statements, and loss mitigation efforts including repossession and sale of collateral.

Retained interests

In April 2024, the Company completed a transfer and securitization of a pool of performing, re-performing and non-performing residential mortgage loans. Pursuant to the credit risk retention requirements, mello Credit Strategies LLC, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing this securitization transaction. On the closing date, MCS and its wholly owned subsidiary retained a horizontal residual interest in the MMCA 2024-SD1 securitization comprised of the Class B notes and Trust Certificate. The Company determined that MCS is considered to be the primary beneficiary of the VIE as it retains all the risk and reward from the residual interest, and, therefore, the securitization trust is required to be consolidated. As of June 30, 2024, the remaining principal balance of loans transferred to the securitization trust was $148.1 million of which was 90 $4.6 million days or more past due.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s securitization and SPE VIEs.

	June 30, 2024	December 31, 2023
Assets
Loans held for sale, at fair value	$495,731	$510,080
Loans held for investment, at fair value	120,287	—
Restricted cash	2,604	2,704
Servicing rights, at fair value	596,140	617,878
Other assets	68,581	84,524
Total	$1,283,343	$1,215,186

Liabilities
Warehouse and other lines of credit	$500,000	$500,000
Debt obligations, net:
MSR facilities	183,900	174,750
Servicing advance facilities	49,902	27,939
Term notes	200,000	200,000
Other secured financings	102,035	—
Total	$1,035,837	$902,689

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	June 30, 2024
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$89,477	$—	$89,477	$2,143,386
Investments in joint ventures	17,905	—	17,905	15,349
Total	$107,382	$—	$107,382

	December 31, 2023
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$92,901	$—	$92,901	$2,200,406
Investments in joint ventures	20,363	—	20,363	27,171
Total	$113,264	$—	$113,264

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of June 30, 2024, the remaining principal balance of loans transferred to these securitization trusts was $2.1 billion of which $5.4 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $4.3 million and $6.6 million for the three and six months ended June 30, 2024, respectively, and $5.7 million and $9.5 million for the three and six months ended June 30, 2023, respectively, and is included in other income in the consolidated statements of operations.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At June 30, 2024, the Company was a party to eight revolving lines of credit with lenders providing $3.1 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at the secured overnight financing rate (“SOFR”), or other alternative base rate, plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of June 30, 2024, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.37% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines have maturities staggered throughout 2024 and through April 2025. As of June 30, 2024, there was one securitization facility with an original three year term scheduled to expire in 2024. All other warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of June 30, 2024 and December 31, 2023, the Company had posted a total of $7.9 million and $7.0 million, respectively, of restricted cash as collateral with our warehouse lenders and securitization facilities of which $5.3 million and $4.3 million, respectively, were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of June 30, 2024, the Company amended certain warehouse lines related to certain profitability covenants, following which the Company was in compliance with covenants under the warehouse lines.

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

The following table presents information on warehouse and securitization facilities and the outstanding balance as of June 30, 2024 and December 31, 2023:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	June 30, 2024	December 31, 2023
Facility 1(1)	$400,000	$350,000	$750,000	10/25/2024	$404,740	$391,418
Facility 2(1)	1,000	299,000	300,000	9/23/2024	251,610	155,676
Facility 3	—	225,000	225,000	4/15/2025	183,539	175,348
Facility 4	—	175,000	175,000	12/26/2024	155,129	127,052
Facility 5(1)	—	200,000	200,000	N/A	—	1,638
Facility 6(1)	—	600,000	600,000	9/27/2024	452,047	359,401
Facility 7	—	300,000	300,000	9/20/2024	266,063	236,524
Facility 8(2)	500,000	—	500,000	10/21/2024	500,000	500,000
Total	$901,000	$2,149,000	$3,050,000		$2,213,128	$1,947,057
(1)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Maximum outstanding balance during the period	$2,292,853	$2,046,208	$2,292,853	$2,152,855
Average balance outstanding during the period	1,820,649	1,760,606	1,721,138	1,642,477
Collateral pledged (loans held for sale)	2,321,296	2,149,195	2,321,296	2,149,195
Weighted average interest rate during the period	7.28%	6.99%	7.27%	6.81%

NOTE 10 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$742,897	$980,760
Securities financing facilities	75,277	75,994
Servicing advance facilities	49,902	27,939
Total secured credit facilities	868,076	1,084,693
Term Notes	200,000	200,000
Other secured financings	102,035	—
Total secured debt obligations, net	1,170,111	1,284,693
Unsecured debt obligations, net:
Senior Notes	805,291	989,318
Total debt obligations, net	$1,975,402	$2,274,011

Certain of the Company’s secured debt obligations require us to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company obtained amendments relating to certain profitability covenants. As a result, the Company was in compliance with all such financial covenants as of June 30, 2024.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In August 2017, the Company established the GMSR Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable funding notes or term notes. Both are secured by participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights held by the GMSR Trust with a fair value of $596.1 million as of June 30, 2024. In November 2023, the agreement was amended to provide for $175.0 million in borrowing capacity for the variable funding notes. The variable funding notes accrue interest at SOFR plus a margin per annum. The variable funding notes were scheduled to mature in January 2024. In January 2024, the Company secured a new facility to issue variable funding notes, providing $250.0 million in borrowing capacity and extending their maturity to January 2025. As of June 30, 2024, the Company had $185.3 million in outstanding variable funding notes and $1.4 million in unamortized deferred financial costs.

In December 2021, the Company entered into a credit facility agreement. The agreement was amended in December 2023 to provide for $540.0 million in borrowing capacity, with an option to increase up to $600.0 million upon mutual consent, available to the Company. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $492.1 million as of June 30, 2024. The facility bears interest at SOFR, plus a margin per annum and matures in December 2024. At June 30, 2024, there was $320.0 million outstanding on this facility and $1.1 million in unamortized deferred financing costs.

In January 2022, the Company entered into a credit facility agreement which provides $500.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $417.2 million as of June 30, 2024. The facility bears interest at SOFR, plus a margin per annum and matures in January 2025. At June 30, 2024, there was $240.1 million outstanding on this facility and no unamortized deferred financing costs. In July 2024, the borrowing capacity was reduced to $450.0 million and the maturity date was extended through January 2026.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 50% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of June 30, 2024, the trading securities had a fair value of $89.5 million on the consolidated balance sheets and there were $75.3 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR, plus a margin per annum and mature in September 2024 (unless earlier redeemed in accordance with their terms). At June 30, 2024, there was $17.2 million in 2020-VF1 Notes outstanding, with pledged servicing advances of $20.1 million.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum and were scheduled to mature in January 2024. In January 2024, the Company secured a new facility to issue up to $250.0 million in variable funding notes and to extend their maturity to January 2025. As of June 30, 2024, there was $32.8 million outstanding on the variable funding notes, with pledged servicing advances of $48.5 million.

Term Notes

In October 2018, the Company, through the GMSR Trust issued the Series 2018-GT1 Term Notes (“Term Notes”). In September 2023, the Term Notes were extended to mature in October 2025 and accrue interest at SOFR plus a margin per annum. At June 30, 2024, there was $200.0 million in Term Notes outstanding and no unamortized deferred financing costs.

Other Secured Financings

On April 24, 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans, whereby the loans were transferred to statutory trust MMCA 2024-SD1. The Company evaluated the sale of loans according to ASC 860 - Transfers and Servicing and determined that the transaction does not qualify for sale treatment. As a result, the securitization was recorded as a secured borrowing in which the loans remain on the consolidated balance sheet as loans held for investment, at fair value and the securitization debt is also recognized on the consolidated balance sheet in debt obligations, net. The secured financing is collateralized by and indexed to the pool of residential mortgage loans held by a VIE. As of June 30, 2024, there was $102.0 million outstanding in other secured financings, net of $9.2 million in debt discount and $1.4 million in unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% unsecured senior notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2025 Senior Notes, in whole or in part, at various redemption prices. In June 2024, the Company completed an offer to exchange any and all of the outstanding 2025 Senior Notes for newly issued Senior Secured Notes due 2027 (the “2027 Senior Notes”). The offer was an exchange for a mixed consideration of $1,100 in cash and principal amount of 2027 Senior Notes for each $1,000 principal amount of 2025 Senior Notes tendered at or prior to the expiration date. At the time of expiration, the Company repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. Interest on the 2027 Senior Notes accrues at a rate of 8.750% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2027 Senior Notes, in whole or in part, at various redemption prices.

The Company evaluated the debt exchange under the guidance in ASC 470-50 Debt - Modifications and Extinguishments. As the present value of the cash flows under the 2027 Senior Notes differed by more than 10% from the present value of the remaining cash flows under the terms of the 2025 Senior Notes, it was determined that the debt was substantially different, and therefore, the transaction was accounted for as a debt extinguishment. A loss on debt extinguishment of $5.7 million was recorded and is included in the statements of operations for the three and six months ended June 30, 2024. As of June 30, 2024, there were $19.8 million in 2025 Senior Notes outstanding and $94 thousand in unamortized deferred financing costs. As of June 30, 2024. there were $340.6 million in 2027 Senior Notes outstanding, $44.1 million of unamortized debt discount and $6.4 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes and 2027 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. After April 1, 2024 the Company may redeem the 2028 Senior Notes at various redemption prices. During the first quarter of 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par, which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. During the second quarter of 2023, the Company repurchased $0.1 million of 2028 Senior Notes at a purchase price of 60.1% of par, which resulted in a $39,000 gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. In the third quarter of 2023, the Company repurchased $3.0 million of 2028 Senior Notes at a purchase price of 58.5% of par, resulting in a $1.2 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. As of June 30, 2024, there were $499.4 million in 2028 Senior Notes outstanding and $4.0 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.90% - 4.25%.

NOTE 11 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $283.6 million and $351.3 million as of June 30, 2024 and December 31, 2023, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	183,009,481	56.39%	181,054,423	56.18%
Continuing LLC Members	141,540,233	43.61%	141,234,529	43.82%
Total	324,549,714	100.00%	322,288,952	100.00%

NOTE 12 – LOSS PER SHARE

Basic loss per share of Class A common stock and Class D common stock is computed by dividing net loss allocated to common stockholders by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding during the period. Diluted loss per share of Class A common stock and Class D common stock is computed by dividing net loss allocated to common stockholders by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. Diluted EPS was computed using the treasury stock method for Class A RSUs, nonqualified stock options, and ESPP shares and the if-converted method for Class C common stock. During the first quarter of 2024, the Company discontinued the ESPP Plan.

There was no Class B common stock outstanding during the six months ended June 30, 2024 and 2023. The following table sets forth the calculation of basic and diluted loss per share for Class A common stock and Class D common stock:

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	Class A	Class D	Total	Class A	Class D	Total
Net loss allocated to common stockholders	$(15,069)	$(17,142)	$(32,211)	$(31,005)	$(35,461)	$(66,466)
Weighted average shares - basic	85,297,375	97,026,671	182,324,046	84,836,524	97,026,671	181,863,195
Loss per share - basic	$(0.18)	$(0.18)	$(0.18)	$(0.37)	$(0.37)	$(0.37)

Diluted loss per share:
Net loss allocated to common shareholders - basic	$(15,069)	$(17,142)	$(32,211)	$(31,005)	$(35,461)	$(66,466)
Net loss allocated to common stockholders - diluted	$(15,069)	$(17,142)	$(32,211)	$(31,005)	$(35,461)	$(66,466)

Weighted average shares - basic	85,297,375	97,026,671	182,324,046	84,836,524	97,026,671	181,863,195
Weighted average shares - diluted	85,297,375	97,026,671	182,324,046	84,836,524	97,026,671	181,863,195
Loss per share - diluted	$(0.18)	$(0.18)	$(0.18)	$(0.37)	$(0.37)	$(0.37)

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	Class A	Class D	Total	Class A	Class D	Total
Net loss allocated to common stockholders	$(10,364)	$(13,079)	$(23,443)	$(29,000)	$(37,350)	$(66,350)
Weighted average shares - basic	76,881,359	97,026,671	173,908,030	75,332,253	97,026,671	172,358,924
Loss per share - basic	$(0.13)	$(0.13)	$(0.13)	$(0.38)	$(0.38)	$(0.38)

Diluted loss per share:
Net loss allocated to common shareholders - diluted	$(10,364)	$(13,079)	$(23,443)	$(29,000)	$(37,350)	$(66,350)
Weighted average shares - diluted	76,881,359	97,026,671	173,908,030	75,332,253	97,026,671	172,358,924
Loss per share - diluted	$(0.13)	$(0.13)	$(0.13)	$(0.38)	$(0.38)	$(0.38)

The potential dilutive effect of the exchange of Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange of Class C common stock for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of 26.3% and 26.3% for the three months ended June 30, 2024 and 2023, respectively, and 26.3% and 26.8%, for the six months ended June 30, 2024 and 2023, respectively. The potential dilutive effect of stock options, restricted stock units, and ESPP shares is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive and excluded from the computation of diluted loss per share for the presented periods.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Class C common stock	142,907,533	148,597,745	143,089,635	149,535,576
Stock options, restricted stock units, ESPP shares(1)	12,866,147	19,795,712	13,886,414	20,902,847
Total	155,773,680	168,393,457	156,976,049	170,438,423
(1)Stock options, restricted stock units, and ESPP shares are weighted for the portion of the period for which they were outstanding.

NOTE 13 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure.

As of June 30, 2024 and December 31, 2023, the Company had a deferred tax asset before any valuation allowance of $48.7 million and $88.7 million, respectively, and a deferred tax liability of $98.3 million and $166.5 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of June 30, 2024 and December 31, 2023 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at June 30, 2024 and December 31, 2023 using the combined federal and state rate (less federal benefit) of 26.3% and 26.2%, respectively. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company had a valuation allowance of deferred tax assets $0.3 million on tax credits that have limited carryforward periods and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for remaining deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $58.3 million and $57.3 million as of June 30, 2024 and December 31, 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA, refer to Note 15- Commitments and Contingencies, for further information on the TRA liability.

NOTE 14 – RELATED PARTY TRANSACTIONS

In conjunction with its joint ventures, the Company entered into agreements to provide services to the joint ventures for which it receives and pays fees. Services for which the Company earns fees are comprised of loan processing and administrative services (legal, accounting, human resources, data processing and management information, assignment processing, post-closing, underwriting, facilities management, quality control, management consulting, risk management, promotions, public relations, advertising and compliance with credit agreements). The Company also originates eligible mortgage loans referred by its joint ventures for which the Company pays the joint ventures a broker fee.

Fees earned and costs incurred from joint ventures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loan processing and administrative services fee income	$4,854	$5,217	$10,018	$9,394
Loan origination broker fees expense	27,324	33,596	55,096	60,382

Net amounts payable to or receivable from joint ventures were as follows:

	June 30, 2024	December 31, 2023
Amounts payable to joint ventures	$3,715	$7,876

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the six months ended June 30, 2024 or June 30, 2023.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $12.2 million and $4.3 million at June 30, 2024 and December 31, 2023, respectively.

Legal Proceedings

The Company is a defendant in, or a party to, legal actions related to matters that arise in connection with the conduct of the Company’s business. The Company operates in a highly regulated industry and is routinely subject to examinations, investigations, subpoenas, inquiries and reviews by various governmental and regulatory agencies. The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing, and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal and regulatory proceedings utilizing the latest information available. The Company accrues for estimated losses when they are probable to occur and such losses are reasonably estimable. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued. Based on the Company’s current understanding of pending legal and regulatory actions and proceedings, management does not believe that possible losses in excess of the amounts accrued arising from pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, unfavorable resolutions could affect the Company’s consolidated financial position, results of operations or cash flows for the years in which they are resolved, as well as result in changes to the Company’s business practices that could ultimately have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Cybersecurity Incident Class Action Litigation

The Company has been named as a defendant in 23 putative class action cases alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The cases have been consolidated into a single action, In re loanDepot Data Breach Litigation, pending in the Central District of California. On April 17, 2024, the Court appointed a group of five plaintiffs’ firm as lead counsel. Plaintiffs filed a consolidated complaint on June 3, 2024. On June 27, 2024, the Court granted a joint stipulation to extend the Company’s response date to the consolidated complaint, until October 1, 2024, while the parties engage in settlement discussions. During the three and six months ended June 30, 2024, the Company recorded an accrual of $25.0 million in connection with this consolidated action. The Company will continue to evaluate information as it becomes known and will record an estimate for any losses in excess of the amounts accrued at the time or times when it is both probable that a loss in excess of the amounts accrued has been incurred and the amount of the loss is reasonably estimable. Additional lawsuits and claims related to the Cybersecurity Incident may be asserted by or on behalf of others seeking damages or other related relief, and we have received inquiries and requests for information from various states and other regulators, and other government inquiries and/or investigations may be received or commenced. Losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings could be material to the Company’s business, results of operations, financial condition or cash flows in future periods. In addition, defending against such lawsuits and allegations has resulted in and will likely continue to result in substantial costs and a diversion of management’s attention and resources.

Employment Litigation

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. On September 21, 2021, plaintiff filed her complaint with the Superior Court of the State of California, County of Orange and an amended complaint was filed on December 21, 2021. Following the filing of motions, on June 30, 2022, the Company filed its answer and affirmative defenses to the amended complaint. The Company deposed the plaintiff and filed its Motion for Summary Adjudication on November 17, 2023. On January 31, 2024, the Court granted, in part, and denied, in part, the Company’s motion. The plaintiff’s initial demand was for damages in excess of $75.0 million. While the Company’s management believes there are substantial defenses to these allegations, defending such allegations has resulted in and will likely continue to result in substantial costs and a diversion of management’s attention and resources. Discovery in this matter is still ongoing. The Company does not believe that the amount of loss in excess of the amounts accrued is reasonably estimable in this matter at this time.

Securities Class Action Litigation

Beginning in September 2021, two putative class action lawsuits were filed in the United States District Court for the Central District of California asserting claims under the U.S. securities laws against the Company, certain of its directors, and certain of its officers regarding certain disclosures made in connection with the Company’s IPO. The two actions were consolidated and the court appointed a lead plaintiff in May 2022. A consolidated amended complaint was filed in June 2022, which, in addition to challenging disclosures made in connection with the IPO, alleges that certain disclosures made after the IPO were false and/or misleading. The Company’s motion to dismiss was filed on August 24, 2022. On October 11, 2022, plaintiffs filed an opposition to the Company’s motion to dismiss. The Company’s reply was submitted on November 10, 2022. On January 24, 2023, the Court granted, in part, and denied, in part, the Company’s motion to dismiss. The Company’s answer to the consolidated amended complaint was filed on March 3, 2023. On June 26, 2023, the parties reached an agreement in principle to settle the action. On July 26, 2023, plaintiffs filed a motion for preliminary approval of the settlement with the Court, which the Court granted on January 5, 2024. A hearing regarding final approval of the settlement was held on April 19, 2024. On May 24, 2024, the Court granted final approval of the settlement and entered its final judgment dismissing the action. On June 18, 2024, one of the non-lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the district court’s order approving the settlement.

Stockholder Derivative Litigation

Beginning in October 2021, four shareholder derivative complaints were filed in the United States District Court for the Central District of California against certain of the Company’s directors and officers, alleging, among things, that these defendants breached their fiduciary duties by causing the Company to make the disclosures being challenged in the putative securities class action described above and seeking unspecified monetary damages for the Company and that the Company make certain changes to its corporate governance. These derivative actions subsequently were consolidated into a single action (the “California Federal Action”). The California Federal Action currently is stayed. Beginning in March 2022, two substantially similar shareholder derivative complaints were filed in the United States District Court for the District of Delaware, and then were consolidated into a single action (the “Delaware Federal Action”). The Delaware Federal Action currently is stayed. Beginning in June 2023, three substantially similar shareholder derivative complaints were filed in the Delaware Court of Chancery. Two of the derivative actions were subsequently consolidated into a single action (the “Delaware Chancery Action”). The third action was voluntarily dismissed. The Company’s response to the Delaware Chancery Action is due on August 12, 2024. The Company believes there are substantial defenses to these lawsuits. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Telephone Consumer Protection Act Class Action

In June 2022, a putative class action lawsuit was filed against the Company, captioned Jeffrey Kearns v. loanDepot.com, LLC (“Kearns”), in the United States District Court for the Central District of California. The plaintiff thereafter amended his complaint twice, on August 26, 2022, and October 3, 2023, respectively. The Second Amended Complaint (“SAC”) asserts claims under the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”), alleging the Company sent prerecorded voice calls to cellular telephones without express written consent. The SAC seeks actual and statutory damages under the TCPA, injunctive relief, and attorneys’ fees and costs. On October 23, 2023, loanDepot filed its answer to the SAC. On January 26, 2024, plaintiff filed his motion for class certification. The motion has been fully briefed and was set for hearing on June 21, 2024, however, the Court took the hearing off the calendar and advised that it would make its ruling on the briefs. The Company believes it has substantial defenses to this lawsuit and it continues to vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of June 30, 2024 and December 31, 2023 approximated $2.9 billion and $2.2 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$29,336	$65,670	$31,980	$70,797
(Recovery) provision for loan loss obligations	(9,752)	2,476	(9,174)	12,150
Recoveries (charge-offs)	1,206	(14,679)	(2,016)	(29,480)
Balance at end of period	$20,790	$53,467	$20,790	$53,467

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $5.1 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively.

TRA Liability

The Company recognized a TRA liability of $58.3 million and $57.3 million as of June 30, 2024 and December 31, 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc. Refer to Note 14 Related Party Transactions for further detail on the payments.

NOTE 16 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $326.9 million as of June 30, 2024. As of June 30, 2024, the Company was in compliance with its regulatory capital and liquidity requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part I. Item 1 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part I, Item 1A "Risk Factors" and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K and elsewhere in our filings with the SEC. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
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
Key Factors Influencing Our Results of Operations
The residential real estate market and associated mortgage loan origination volumes are influenced by economic factors such as interest rates, housing prices, and unemployment rates. Purchase mortgage loan origination volume can be subject to seasonal trends as home sales typically rise during the spring and summer seasons and decline in the fall and winter seasons. This is somewhat offset by purchase loan originations sourced from our joint ventures which typically experience their highest level of activity during November and December as home builders focus on completing and selling homes prior to year-end. Seasonality has less of an impact on mortgage loan refinancing volumes, which are primarily driven by fluctuations in mortgage loan interest rates.
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
Our mortgage loan refinancing volumes (and to a lesser degree, our purchase volumes), balance sheets, and results of operations are influenced by changes in interest rates and how we effectively manage the related interest rate risk. The majority of our assets are subject to interest rate risk, including LHFS, LHFI, IRLCs, servicing rights and mandatory trades, forward sales contracts, interest rate swap futures and put options. We refer to such mandatory trades, forward sales contracts, interest rate swap futures and put options collectively as “Hedging Instruments.” As interest rates increase, our LHFS, LHFI and IRLCs generally decrease in value while our Hedging Instruments utilized to hedge against interest rate risk typically increase in value. Rising interest rates cause our expected mortgage loan servicing revenues to increase due to a decline in mortgage loan prepayments which extends the average life of our servicing portfolio and increases the value of our servicing rights. Conversely, as interest rates decrease, our LHFS, LHFI and IRLCs generally increase in value while our Hedging Instruments decrease in value. In a declining interest rate environment, borrowers tend to refinance their mortgage loans, which increases prepayment speeds and causes expected mortgage loan servicing revenues to decrease, which reduces the average life of our servicing portfolio and decreases the value of our servicing rights. Changes in fair value of our servicing rights are recorded as unrealized gains and losses in changes in fair value of servicing rights, net, in our consolidated statements of operations.
During 2022 and 2023, the Federal Reserve implemented a series of rate adjustments, resulting in a cumulative increase of 5.25 percentage points in the Federal Funds rate. The associated increase in mortgage interest rates has impacted mortgage loan origination volumes, impacting affordability and qualification for homebuyers. The mortgage industry continues to face decreased volumes due to elevated mortgage rates and low inventory of existing homes for sale, driven in part by a large number of existing homeowners benefiting from low-interest rates from previous purchases or refinance. In response to the challenges posed by these market dynamics, we introduced our Vision 2025 Plan in July 2022. Since the initial announcement of Vision 2025, we have consolidated our retail and corporate locations, exited our wholesale business, and expanded offerings on the HELOC platform. We established a joint venture with National HomeCorp, dedicated to extending credit to underserved communities and partnered with Habitat for Humanity to enhance housing conditions. We transitioned our servicing portfolio to an in-house platform, streamlined our leadership structures, and realigned other aspects of our cost structure. These non-volume related reductions were achieved through measures such as headcount reduction, business process optimization, and the consolidation of real estate assets. In November 2023, we announced an additional $120 million annualized productivity improvement program, including $100 million in non-volume related benefits such as vendor contract termination and renegotiation, optimized marketing spending, and corporate real estate cost reductions, that we expect will benefit our 2024 results. During the three months ended June 30, 2024, we achieved and surpassed our goal of $120.0 million in planned program improvements with a total of $121.1 million in annualized cost savings.
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
The Cybersecurity Incident had a material impact on the Company’s first and second quarter 2024 results, but, based on the information available to date, the Company does not expect the incident to have a material impact on full year 2024 results. In addition to lost revenue, the Company recorded approximately $26.9 million and $41.6 million of expenses related to the Cybersecurity Incident, net of expected insurance recovery, during the three and six months ended June 30, 2024, respectively, which includes an accrual of $25.0 million in connection with the related class action litigation. These cybersecurity related expenses are recognized in general and administrative expenses in the statements of operations. The Company maintains cybersecurity insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. While the Company has submitted claims to its cybersecurity insurers for reimbursement of some of the costs, expenses, and losses stemming from the Cybersecurity Incident, the exact timing and amount of any such reimbursements is not known at this time.
In connection with the Cybersecurity Incident, the Company has been named as a defendant in several lawsuits (Refer to Note 15. Commitments and Contingencies included in Item 1. Financial Statements), which are seeking various remedies, including monetary and injunctive relief. While we cannot presently quantify the full scope of expenses and other related impacts associated with this Cybersecurity Incident, including costs associated with any related current or future litigation or regulatory inquiries or investigations, in excess of the amounts accrued, the Company currently does not expect that the Cybersecurity Incident will have a material impact in excess of the amounts accrued on its overall financial condition or on its ongoing results of operations.
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
Pull-through weighted gain on sale margin represents the total of (i) gain on origination and sale of loans, net, and (ii) origination income, net, divided by the pull-through weighted rate lock volume. Pull-through weighted rate lock volume is the principal balance of loans subject to interest rate lock commitments, net of a pull-through factor for the loan funding probability.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
IRLCs	$8,298,270	$8,973,666	$15,100,600	$17,442,101
IRLCs (units)	27,250	29,035	49,336	57,028
Pull-through weighted lock volume	$5,782,309	$6,057,179	$10,514,145	$11,382,667
Pull-through weighted gain on sale margin	3.22	2.85	3.01	2.57
Loan originations by purpose:
Purchase	$4,383,145	$4,552,919	$7,679,418	$8,065,690
Refinance	1,707,489	1,720,624	2,969,567	3,152,190
Total loan originations	$6,090,634	$6,273,543	$10,648,985	$11,217,880
Gain on sale margin	3.06%	2.75%	2.97%	2.61%
Loan originations (units)	20,426	21,257	36,044	37,595
Licensed loan officers	1,526	1,664	1,526	1,664
Loans sold:
Servicing retained	$4,011,399	$3,943,845	$6,997,940	$7,221,552
Servicing released	1,893,515	2,134,024	3,346,327	4,252,898
Total loans sold(1)	$5,904,914	$6,077,869	$10,344,267	$11,474,450
Loans sold (units)	20,683	20,570	35,668	37,788
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$114,278,549	$142,479,870	$114,278,549	$142,479,870
Total servicing portfolio (units)	403,302	482,266	403,302	482,266
60+ days delinquent ($)(2)	$1,457,098	$1,192,377	$1,457,098	$1,192,377
60+ days delinquent (%)	1.28%	0.84%	1.28%	0.84%
Servicing rights at fair value, net(3)	$1,566,463	$1,998,762	$1,566,463	$1,998,762
Weighted average servicing fee (4)	0.30%	0.29%	0.30%	0.29%
Multiple(4) (5)	4.9	5.1	4.9	5.1
(1)Original principal balance.
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
Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table sets forth our consolidated financial statement data for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2024	2023
	(Unaudited)
REVENUES:
Net interest (expense) income	$(631)	$1,059	$(1,690)	(159.6)%
Gain on origination and sale of loans, net	166,920	154,335	12,585	8.2
Origination income, net	19,494	18,332	1,162	6.3
Servicing fee income	125,082	119,529	5,553	4.6
Change in fair value of servicing rights, net	(60,787)	(38,474)	(22,313)	(58.0)
Other income	15,312	17,052	(1,740)	(10.2)
Total net revenues	265,390	271,833	(6,443)	(2.4)
EXPENSES:
Personnel expense	141,036	157,799	(16,763)	(10.6)
Marketing and advertising expense	31,175	34,712	(3,537)	(10.2)
Direct origination expense	21,550	17,224	4,326	25.1
General and administrative expense	73,160	54,817	18,343	33.5
Occupancy expense	5,204	6,099	(895)	(14.7)
Depreciation and amortization	8,955	10,721	(1,766)	(16.5)
Servicing expense	8,467	5,750	2,717	47.3
Other interest expense	53,000	43,026	9,974	23.2
Total expenses	342,547	330,148	12,399	3.8

Loss before income taxes	(77,157)	(58,315)	(18,842)	(32.3)
Income tax benefit	(11,304)	(8,556)	(2,748)	(32.1)
Net loss	(65,853)	(49,759)	(16,094)	(32.3)
Net loss attributable to noncontrolling interests	(33,642)	(26,316)	(7,326)	(27.8)
Net loss attributable to loanDepot, Inc.	$(32,211)	$(23,443)	$(8,768)	37.4%
The increase in net loss of $16.1 million was primarily due to a $12.4 million increase in total expenses and $6.4 million decrease in total net revenues. The increase in total expenses was driven by costs associated with our cybersecurity incident and debt exchange transaction, offset by a reduction in salaries and benefits from fewer employees and lower marketing expense aligned with our Vision 2025 Plan. The decrease in total revenues was primarily due to a decrease in the fair value of servicing rights, net, partially offset by an increase in gain on origination and sale of loans, net from higher gain on sale margin and an increase in servicing fee income due to an increase in ancillary income from higher interest rates and higher average custodial balances.

Revenues
Net Interest Income. Net interest income primarily represents income earned on LHFS offset by interest expenses on amounts borrowed under warehouse and other lines of credit to finance these loans until sold. Our LHFS are generally tied to longer-term interest rates while our warehouse lines of credit are tied to short-term interest rates. Therefore, our net interest income is impacted by the term structure of market interest rates. The decrease in net interest income was due to higher cost of funds on warehouse lines as short-term interest rates were higher during the second quarter 2024 and a $60.0 million increase in average balance of warehouse lines, while the average balance of LHFS decreased $47.4 million.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2024	2023
Discount from loan sales	$(871)	$(16,648)	$15,777	94.8%
Fair value of servicing rights additions	66,115	75,866	(9,751)	(12.9)
Fair value gains (losses) on IRLC and LHFS	10,534	(23,996)	34,530	143.9
Fair value gains from Hedging Instruments	7,733	40,475	(32,742)	(80.9)
Discount points, rebates and lender paid costs	73,657	81,114	(7,457)	(9.2)
Recovery of (provision for) loan loss obligation for loans sold	9,752	(2,476)	12,228	493.9
Total gain on origination and sale of loans, net	$166,920	$154,335	$12,585	8.2%

The $12.6 million or 8.2% increase in gain on origination and sale of loans, net was driven by higher gain on sale margins and a recovery of loan losses, partially offset by lower IRLC volume. The recovery for loan loss obligations for the period is a result of a reduction in repurchase requests, lower severities from improved pricing, and reduced exposure from agency investors related to payment history.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $1.2 million, or 6.3%, increase in origination income, net, was the result of an increase in HELOC origination fees associated with the growth in HELOC volume, partially offset by a 2.9% decrease in loan origination volumes.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $5.6 million or 4.6% reflects higher ancillary income from interest earned on custodial funds due to higher interest rates and higher average custodial balances.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The decrease of $22.3 million reflects a increased loss of $15.7 million in fair value, net of hedging and a provision for losses of $5.0 million related to the two bulk sales completed during the quarter.
Other Income. Other income includes our pro rata share of net earnings from joint ventures, fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS, the fair value changes in our trading securities, interest on cash deposits and interest income and fair value gains or losses from loans held for investment. The decrease of $1.7 million, or 10.2%, is primarily related to a $1.4 million decrease in income from joint ventures and a $1.3 million decrease in escrow and title fee income due to decreased mortgage loan settlement activity, offset by $0.8 million in income related to loans held for investment.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The $16.8 million or 10.6% decrease in personnel expense was attributable to lower salaries and benefits of $13.3 million from the 9.3% decrease in headcount related to previously announced costs savings initiatives, and volume-

related declines in commissions of $3.5 million. As of June 30, 2024, we had 4,246 employees compared to 4,683 employees as of June 30, 2023.
Marketing and Advertising Expense. The $3.5 million or 10.2% decrease in marketing expense primarily reflects a decrease in organic lead generation due to the lower level of market refinance volume available to route to our consumer direct channel.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $4.3 million or 25.1% increase in direct origination expense was the result of increased credit reporting fees during the period.
General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $18.3 million or 33.5% increase in general and administrative expense is primarily related to a $20.7 million increase in professional and consulting services as the result of cybersecurity related costs and litigation settlement accrual, offset by a $0.8 million reduction in impairment and other real estate exit costs.
Servicing Expense. The increase of $2.7 million or 47.3% in servicing expense reflects an increase in default and loss mitigation expense associated with an increase in our servicing portfolio and an increase in delinquencies.
Other Interest Expense. The $10.0 million or 23.2% increase in other interest expense was the result of a $5.7 million loss on debt extinguishment of the 2025 Senior Notes, $1.5 million increase in MSR interest expense, $1.0 million increase in servicing advance facility interest expense, and $1.3 million increase related to securitized debt.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2024	2023
	(Unaudited)
REVENUES:
Net interest (expense) income	$(1,372)	$1,328	$(2,700)	(203.3)%
Gain on origination and sale of loans, net	282,981	262,487	20,494	7.8
Origination income, net	33,099	30,349	2,750	9.1
Servicing fee income	249,140	239,418	9,722	4.1
Change in fair value of servicing rights, net	(106,056)	(91,280)	(14,776)	(16.2)
Other income	30,383	37,432	(7,049)	(18.8)
Total net revenues	488,175	479,734	8,441	1.8
EXPENSES:
Personnel expense	275,354	298,826	(23,472)	(7.9)
Marketing and advertising expense	59,529	70,626	(11,097)	(15.7)
Direct origination expense	39,721	34,603	5,118	14.8
General and administrative expense	130,905	110,951	19,954	18.0
Occupancy expense	10,314	12,180	(1,866)	(15.3)
Depreciation and amortization	18,398	20,747	(2,349)	(11.3)
Servicing expense	16,728	10,583	6,145	58.1
Other interest expense	99,547	86,116	13,431	15.6
Total expenses	650,496	644,632	5,864	0.9
Loss before income taxes	(162,321)	(164,898)	2,577	1.6
Income tax benefit	(24,964)	(23,418)	(1,546)	(6.6)
Net loss	(137,357)	(141,480)	4,123	2.9
Net loss attributable to noncontrolling interests	(70,891)	(75,130)	4,239	5.6
Net loss attributable to loanDepot, Inc.	$(66,466)	$(66,350)	$(116)	0.2%

The decrease of $4.1 million, or 2.9% in net loss was due to an $8.4 million increase in total net revenues, offset by a $5.9 million increase in total expenses. The increase in total revenues was primarily due to an increase in gain on origination and sale of loans, net from higher gain on sale margin and an increase in servicing fee income due to an increase in ancillary income. The increase in total expenses was driven by cybersecurity related costs and loss on extinguishment of debt related to our debt exchange transaction, partially offset by a decrease in salaries and marketing and advertising expenses.

Revenues
Net Interest Income. The decrease in net interest income was predominately driven by higher cost of funds, resulting from increased market rates, partially offset by higher yield on LHFS. The increase was also attributable to a $78.7 million increase in the average balance of warehouse lines while the average balance of LHFS decreased $5.2 million.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2024	2023
Premium (discount) from loan sales	$19,324	$(43,317)	$62,641	144.6%
Fair value of servicing rights additions	114,491	135,161	(20,670)	(15.3)
Fair value (losses) gains on IRLC and LHFS	(2,484)	49,888	(52,372)	(105.0)
Fair value gains (losses) from Hedging Instruments	8,481	(5,655)	14,136	250.0
Discount points, rebates and lender paid costs	133,995	138,560	(4,565)	(3.3)
Recovery of (provision for) loan loss obligation for loans sold	9,174	(12,150)	21,324	175.5
Total gain on origination and sale of loans, net	$282,981	$262,487	$20,494	7.8%

The increase in gain on origination and sale of loans, net was primarily driven by higher gain on sale margin and a recovery of loan losses, partially offset by a reduction in volume due to higher interest rates and lost volume during the Cybersecurity Incident.
Origination Income, Net. The $2.8 million or 9.1% increase in origination income, net, was the result of an increase in HELOC fees associated with the growth in HELOC volume, partially offset by a 5.1% decrease in loan origination volume.
Servicing Fee Income. The $9.7 million or 4.1% increase was the result of higher ancillary income from custodial funds due to higher interest rates and higher average custodial balances, partially offset by a decrease in servicing fee collections related to the decrease of $4.6 billion in the average UPB of our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. The decrease of $14.8 million reflects an increased loss of $5.6 million in fair value, net of hedge, a provision for losses of $6.1 million due to the two bulk sales completed during the second quarter, and a $2.0 million increase in fallout and decay.
Other Income. Other income includes our pro rata share of net earnings from joint ventures, fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS, the fair value changes in our trading securities, interest on cash deposits and interest income and fair value gains or losses from loans held for investment. The decrease of $7.0 million, or 18.8%, is primarily related to a $2.9 million decrease in income from joint ventures, a $2.6 million decrease in escrow and title fee income due to decreased mortgage loan settlement activity, and $2.3 million increase in trading securities fair value losses. partially offset by $0.8 million in income related to loans held for investment.
Expenses
Personnel Expense. The decrease of $23.5 million or 7.9% is primarily due to a $15.7 million decrease in salaries and benefits due to the 9.3% decrease in headcount, a decrease of $4.8 million in severance expenses and a $2.4 million decrease in commissions due to the decrease in loan originations.
Marketing and Advertising Expense. The decrease of $11.1 million or 15.7% primarily reflects the lower level of market refinance volume available to route to our consumer direct channel as well as our decision to suspend certain marketing expenditures during the Cybersecurity Incident.
Direct Origination Expense. The $5.1 million or 14.8% increase in direct origination expense was the result of increased credit reporting fees during the period.
General and Administrative Expense. The $20.0 million or 18.0% increase in general and administrative expense is primarily related to a $23.6 million increase in professional and consulting services as the result of cybersecurity related costs and litigation settlement accrual, offset by a $1.7 million reduction in impairment and other real estate exit costs..

Servicing Expense. The increase of $6.1 million or 58.1% in servicing expense reflects an increase in default and loss mitigation expense associated with an increase in delinquencies and average age of loans serviced, partially offset by a decrease in our servicing portfolio.
Other Interest Expense. The $13.4 million or 15.6% increase in other interest expense was the result of a $5.7 million loss on debt extinguishment of the 2025 Senior Notes, $5.0 million increase in MSR interest expense, $2.0 million increase in servicing advance facility interest expense, and $1.3 million increase related to securitized debt.

Balance Sheet Highlights
June 30, 2024 Compared to December 31, 2023
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$533,153	$660,707	$(127,554)	(19.3)%
Restricted cash	98,057	85,149	12,908	15.2
Loans held for sale, at fair value	2,377,987	2,132,880	245,107	11.5
Loans held for investment, at fair value	120,287	—	120,287	N/A
Derivative assets, at fair value	59,779	93,574	(33,795)	(36.1)
Servicing rights, at fair value	1,583,128	1,999,763	(416,635)	(20.8)
Trading securities, at fair value	89,477	92,901	(3,424)	(3.7)
Property and equipment, net	64,631	70,809	(6,178)	(8.7)
Operating lease right-of-use assets	24,549	29,433	(4,884)	(16.6)
Loans eligible for repurchase	740,238	711,371	28,867	4.1
Investments in joint ventures	17,905	20,363	(2,458)	(12.1)
Other assets	233,586	254,098	(20,512)	(8.1)
Total assets	$5,942,777	$6,151,048	$(208,271)	(3.4)%

LIABILITIES & EQUITY
Warehouse and other lines of credit	$2,213,128	$1,947,057	$266,071	13.7%
Accounts payable, accrued expenses and other liabilities	375,319	379,971	(4,652)	(1.2)
Derivative liabilities, at fair value	17,856	84,962	(67,106)	(79.0)
Liability for loans eligible for repurchase	740,238	711,371	28,867	4.1
Operating lease liability	41,896	49,192	(7,296)	(14.8)
Debt obligations, net	1,975,402	2,274,011	(298,609)	(13.1)
Total liabilities	5,363,839	5,446,564	(82,725)	(1.5)
Total equity	578,938	704,484	(125,546)	(17.8)
Total liabilities and equity	$5,942,777	$6,151,048	$(208,271)	(3.4)%

Cash and Cash Equivalents. The $127.6 million or 19.3% decrease in cash and cash equivalents relates to net losses for the year and repayment of debt obligations, partially offset by proceeds from servicing rights sales.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $245.1 million or 11.5% increase reflects $10.5 billion in loan originations, partially offset by $10.2 billion in loan sales and a $122.5 million transfer of loans to loan held for investment.
Loans Held for Investment, at Fair Value. Loans held for investment, at fair value, are the residential mortgage loans securitized in the second quarter of 2024. The securitization transaction did not qualify for sale treatment and was recorded as a secured borrowing. As a result, the loans held for investment and corresponding securitization debt remain on the consolidated balance sheets.
Servicing Rights, at Fair Value. The $416.6 million or 20.8% decrease included a $495.3 million reduction from the sale of servicing rights associated with $31.8 billion in UPB and $78.3 million from principal amortization and prepayments, partially offset by $114.5 million of capitalized servicing rights from servicing-retained loan sales and a $43.9 million increase in fair value.
Warehouse and Other Lines of Credit. The increase of $266.1 million or 13.7% was the result of loan originations outpacing loan sales by $304.7 million during the six months ended June 30, 2024.
Debt Obligations, net. The decrease of $298.6 million or 13.1% included a decrease in MSR facilities of $237.9 million and a decrease in Senior Notes related to the debt exchange of $184.0 million, partially offset by an increase of $102.0 million in other secured financings due to the loan securitization and an increase of $22.0 million in servicing advance facilities.
Equity. Total equity was $578.9 million and $704.5 million as of June 30, 2024 and December 31, 2023, respectively. The decrease was attributed to a net loss of $137.4 million and the repurchase of treasury shares at cost of $1.0 million to net settle and withhold tax on vested RSUs, partially offset by stock-based compensation of $10.8 million and an increase to additional paid in capital of $2.1 million primarily related to the TRA liability and deferred taxes.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of June 30, 2024, unrestricted cash and cash equivalents were $533.2 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $0.8 billion.
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
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of June 30, 2024, the Company amended certain warehouse lines and debt obligations related to certain profitability covenants, following which we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
Seller/Servicer Financial Requirements
As seller and servicer, we are subject to minimum net worth, liquidity and other financial requirements. In 2022, both FHFA and Ginnie Mae revised these requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. As of June 30, 2024, we were in compliance with these financial requirements.
Revised FHFA and Ginnie Mae seller servicer minimum financial eligibility requirements effective December 31, 2023 include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024. As of June 30, 2024, we were in compliance with these financial requirements.
Ginnie Mae is implementing a risk-based capital requirement effective December 31, 2024. We are assessing the impact of these upcoming requirements but anticipate no significant change in our ability to meet financial eligibility requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the three months ended June 30, 2024, our loans remained on warehouse lines for an average of 17 days. Our warehouse facilities are generally short-term borrowings with original maturities between one and two years and our securitization facility is a three year term. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 72% of the mortgage loans that we originated during the six months ended June 30, 2024 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to many private investors.
As of June 30, 2024, we maintained revolving lines of credit with eight counterparties providing warehouse and securitization facilities with borrowing capacity totaling $3.1 billion of which $0.9 billion was committed. Our $3.1 billion of capacity as of June 30, 2024 was comprised of $3.1 billion with maturities staggered throughout 2024 and through April 2025. As of June 30, 2024, we had $2.2 billion of borrowings outstanding and $0.8 billion of additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 9- Warehouse and Other Lines of Credit of the Notes to Consolidated Financial Statements contained in Item 1.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut.” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of June 30, 2024, we had a total of $7.9 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $5.3 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of June 30, 2024 the outstanding balance of our MSR facilities was $742.9 million net of $2.5 million deferred financing costs. The outstanding balance of Term Notes was $200.0 million. MSR facilities are secured by Ginnie Mae, Fannie Mae, or Freddie Mac MSRs, which amounted to $909.3 million as of June 30, 2024 and Term Notes are secured by specific participation certificates relating to Ginnie Mae MSRs totaling $596.1 million as of the same date.

Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of June 30, 2024 there were outstanding securities financing facilities of $75.3 million, secured by trading securities with a fair value of $89.5 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of June 30, 2024 the outstanding balance on our servicing advance facilities was $49.9 million secured by servicing advance receivables totaling $68.6 million.
Other secured financings as of June 30, 2024 consisted of securitization debt of $102.0 million, net of $9.2 million in debt discount and $1.4 million in unamortized deferred financing costs and related to the securitization of a pool of residential mortgage loans held by a VIE.
Unsecured debt obligations as of June 30, 2024 consisted of Senior Notes totaling $805.3 million net of $10.4 million of deferred financing costs and a discount of $44.1 million. Periodically, and in accordance with applicable laws ,and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. During the second quarter of 2024, we repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. Debt obligations are further discussed in Note 10- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
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

Contractual Obligations and Commitments
Our estimated contractual obligations as of June 30, 2024 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$2,213,128	$2,213,128	$—	$—	$—
Debt obligations (1)
Secured credit facilities	870,601	870,601	—	—	—
Term Notes	200,000	—	200,000	—	—
Senior Notes	859,816	—	19,795	840,021	—
Other secured financings(2)	112,678	—	—	—	112,678
Operating lease obligations (3)	49,950	15,406	25,165	9,372	7
Naming and promotional rights agreements	64,809	21,892	21,917	12,000	9,000
Total contractual obligations	$4,370,982	$3,121,027	$266,877	$861,393	$121,685

(1)    Amounts exclude deferred financing costs.
(2)    The stated final maturity date is April 25, 2054. The Company, as the issuer, has the option to redeem the notes on or subsequent to the optional redemption date of April 25, 2026, but it is not required.
(3)    Represents lease obligations for office space under non-cancelable operating lease agreements.
In addition to the above contractual obligations, we also have interest rate lock commitments and forward sale contracts. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above. Refer to Note 6 - Derivative Financial Instruments and Hedging Activities and Note 15 - Commitments & Contingencies of the Notes to Consolidated Financial Statements contained in Item 1 for further discussion on derivatives and other contractual commitments. At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to fund our contractual obligations.
Off-Balance Sheet Arrangements
As of June 30, 2024, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
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

Reconciliation of Non-GAAP Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share (if dilutive), and Adjusted EBITDA (LBITDA). We exclude from these non-GAAP financial measures the change in fair value of MSRs, gains (losses) from the sale of MSRs, and related hedging gains and losses that represent realized and unrealized adjustments resulting from changes in valuation, mostly due to changes in market interest rates, and are not indicative of the Company’s operating performance or results of operation. Beginning in the second quarter of 2024, we began to include the gains (losses) from the sale of MSRs in valuation changes in servicing rights, net of hedging gains and losses to appropriately capture all valuation changes in MSRs up to and including the sales date. Prior periods have been revised to conform with this new presentation. We also exclude stock-based compensation expense, which is a non-cash expense, expenses directly related to the Cybersecurity Incident, net of expected insurance recoveries, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, professional fees, including legal expenses, litigation settlement costs, and commission guarantees, gains or losses on extinguishment of debt and disposal of fixed assets, non-cash goodwill impairment, and other impairment charges to intangible assets and operating lease right-of-use assets, as well as certain costs associated with our restructuring efforts, as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA (LBITDA) includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense)”, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA (LBITDA). Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. Adjustments to Diluted Weighted Average Shares Outstanding assumes the pro forma conversion of weighted average Class C shares to Class A common stock. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total net revenue	$265,390	$271,833	$488,175	$479,734
Valuation changes in servicing rights, net of hedging gains and losses(1)	12,617	(3,097)	20,645	15,001
Adjusted total revenue	$278,007	$268,736	$508,820	$494,735
(1)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights. Beginning in the second quarter of 2024, we began to include the gains (losses) from the sale of MSRs in valuation changes in servicing rights, net of hedging gains and losses to appropriately capture all valuation changes in MSRs up to and including the sales date. Prior periods have been revised to conform with this new presentation. Refer to Note 5 - Servicing Rights, at Fair Value.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss attributable to loanDepot, Inc.	$(32,211)	$(23,443)	$(66,466)	$(66,350)
Net loss from the pro forma conversion of Class C common stock to Class A common stock(1)	(33,642)	(26,316)	(70,891)	(75,130)
Net loss	(65,853)	(49,759)	(137,357)	(141,480)
Adjustments to the benefit for income taxes(2)	8,838	6,916	18,616	20,120
Tax-effected net loss	(57,015)	(42,843)	(118,741)	(121,360)
Valuation changes in servicing rights, net of hedging gains and losses(3)	12,617	(3,097)	20,645	15,001
Stock-based compensation expense	5,898	5,754	10,753	11,679
Restructuring charges(4)	3,127	4,544	5,252	6,591
Cybersecurity incident(5)	26,942	—	41,640	—
Loss (gain) on extinguishment of debt	5,680	(39)	5,680	(39)
Loss (gain) on disposal of fixed assets	—	751	(28)	1,012
Other impairment(6)	1,193	686	1,192	341
Tax effect of adjustments(7)	(14,332)	(1,876)	(21,777)	(8,268)
Adjusted net loss	$(15,890)	$(36,120)	$(55,384)	$(95,043)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the benefit (provision) for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.27	5.28	5.26	5.78
Effective income tax rate	26.27%	26.28%	26.26%	26.78%

(3)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights, and gains (losses) from the sale of MSRs. Beginning in the second quarter of 2024, we began to include the gains (losses) from the sale of MSRs in valuation changes in servicing rights, net of hedging gains and losses to appropriately capture all valuation changes in MSRs up to and including the sales date. Prior periods have been revised to conform with this new presentation. Refer to Note 5 - Servicing Rights, at Fair Value.
(4)Reflects employee severance expense and professional services associated with restructuring efforts subsequent to the announcement of Vision 2025 in July 2022.
(5)Represents expenses directly related to the Cybersecurity Incident, net of expected insurance recoveries, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, professional fees including legal expenses, litigation settlement costs, and commission guarantees. During the quarter ended June 30, 2024, the Company recorded an accrual of $25 million in connection with class action litigation related to the Cybersecurity Incident.
(6)Represents impairment charges to operating lease right-of-use assets and other real estate exit costs.
(7)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss attributable to loanDepot, Inc.	$(32,211)	$(23,443)	$(66,466)	$(66,350)
Adjusted net loss	(15,890)	(36,120)	(55,384)	(95,043)
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	182,324,046	173,908,030	181,863,195	172,358,924
Assumed pro forma conversion of weighted average Class C shares to Class A common stock(1)	142,803,534	148,597,745	142,863,473	149,535,576
Adjusted diluted weighted average shares outstanding	325,127,580	322,505,775	324,726,668	321,894,500
(1)Reflects the assumed pro forma exchange and conversion of anti-dilutive Class C common shares.

Reconciliation of Net Income (Loss) to Adjusted EBITDA (LBITDA) (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(65,853)	$(49,759)	$(137,357)	$(141,480)
Interest expense — non-funding debt(1)	53,000	43,026	99,547	86,116
Income tax benefit	(11,304)	(8,556)	(24,964)	(23,418)
Depreciation and amortization	8,955	10,721	18,398	20,747
Valuation changes in servicing rights, net of hedging gains and losses(2)	12,617	(3,097)	20,645	15,001
Stock-based compensation expense	5,898	5,754	10,753	11,679
Restructuring charges(3)	3,127	4,544	5,252	6,591
Cybersecurity incident(4)	26,942	—	41,640	—
Loss (gain) on disposal of fixed assets	—	751	(28)	1,012
Other (recovery) impairment	1,193	686	1,192	341
Adjusted EBITDA (LBITDA)	$34,575	$4,070	$35,078	$(23,411)
(1)Represents other interest expense, which includes gain or loss on extinguishment of debt and amortization of debt issuance costs, in the Company’s consolidated statement of operations.
(2)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights, and gains (losses) from the sale of MSRs. Beginning in the second quarter of 2024, we began to include the gains (losses) from the sale of MSRs in valuation changes in servicing rights, net of hedging gains and losses to appropriately capture all valuation changes in MSRs up to and including the sales date. Prior periods have been revised to conform with this new presentation. Refer to Note 5 - Servicing Rights, at Fair Value.

(3)Reflects employee severance expense and professional services associated with restructuring efforts subsequent to the announcement of Vision 2025 in July 2022.
(4)Represents expenses directly related to the Cybersecurity Incident, net of expected insurance recoveries, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, professional fees including legal expenses, litigation settlement costs, and commission guarantees. During the quarter ended June 30, 2024, the Company recorded an accrual of $25 million in connection with class action litigation related to the Cybersecurity Incident.
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at June 30, 2024 was 44 days; and our average holding period of the loan from funding to sale was 31 days for the six months ended June 30, 2024.
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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the six months ended June 30, 2024 and 2023, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we and certain of our subsidiaries are involved in various legal and regulatory matters that arise in connection with the conduct of our business. For a further discussion of our material legal proceedings, see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 1 Financial Statements.”

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

On April 1, 2024, we issued to stockholders 38,606 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On May 1, 2024, we issued to stockholders 134,745 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On June 3, 2024, we issued to stockholders 271,826 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K), except as set forth below.

Name and Title	Type of Plan	Date Plan Adopted/ Terminated	Duration	Aggregate Number of Shares to be Purchased or Sold
Anthony Hsieh, Director, Chairman of the Board	Rule 10b5-1 trading arrangement	Adopted May 30, 2024	Earliest first trade date is August 30, 2024, and the maximum duration is September 2, 2025	Sell up to 6,000,000 shares of Class A Common Stock, subject to certain conditions
Jeffrey Walsh, President, LDI Mortgage	Rule 10b5-1 trading arrangement	Adopted May 21, 2024	Earliest first trade date is October 1, 2024, and the maximum duration is March 31, 2025	Sell up to 1,200,000 shares of Class A Common Stock, subject to certain conditions

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit No.	Description
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
4.1
First Supplemental Indenture, dated as of June 18, 2024, by and among LD Holdings Group LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of October 27, 2020, by and among LD Holdings Group LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to LD Holdings Group LLC’s 6.500% unsecured senior notes due 2025 (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 20, 2024).

4.2
Indenture, dated as of June 24, 2024, by and among LD Holdings Group LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 24, 2024).

4.3	Form of 8.750% Senior Secured Notes due 2027 (incorporated herein by reference to Exhibit A to Exhibit 4.2 above).
4.4
Supplemental Indenture, dated as of June 24, 2024, between the Issuer, mello Credit Strategies LLC and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of March 26, 2021, among the Issuer, the guarantors thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed June 24, 2024).

10.1#
First Amendment to Credit Agreement, dated as of July 26, 2024, by and among loanDepot FA Agency MSR, LLC, as borrower, loanDepot.com, LLC, as guarantor, and Goldman Sachs Bank USA, as Administrative Agent for the financial institutions that may from time to time become parties as Lenders, and the Lenders, as defined in the agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 30, 2024).

31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

LOANDEPOT, INC.

Dated: August 8, 2024	By:	/s/ Frank Martell
	Name:	Frank Martell
	Title:	President and Chief Executive Officer

Dated: August 8, 2024	By:	/s/ David Hayes
	Name:	David Hayes
	Title:	Chief Financial Officer