Form 10-Q
period 2024-09-30
loanDepot, Inc.
filed 2024-11-12
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2024, 98,076,575 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 131,897,392 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may contain the words “believe,” “anticipate,” “expect,” “intend,” “plan,” “predict,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases or future or conditional verbs such as “will,” “may,” “might,” “should,” “would,” or “could” and the negatives of those terms. Examples of forward-looking statements include, but are not limited to: information concerning our possible or assumed future results of operations, business strategies, Project North Star plans and benefits, technology developments, financing and investment plans, financial condition and liquidity, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities, effects of competition, operational efficiencies, and impact of the cybersecurity incident that occurred in the first quarter of 2024.

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

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$483,048	$660,707
Restricted cash	95,593	85,149
Loans held for sale, at fair value (includes $306,286 and $510,080 pledged to creditors in securitization trusts at September 30, 2024 and December 31, 2023, respectively)	2,790,284	2,132,880
Loans held for investment, at fair value (pledged to creditors in a securitization trust)	122,066	—
Derivative assets, at fair value	68,647	93,574
Servicing rights, at fair value (includes $590,764 and $617,878 pledged to creditors in securitization trusts at September 30, 2024 and December 31, 2023, respectively)	1,542,720	1,999,763
Trading securities, at fair value	92,324	92,901
Property and equipment, net	62,974	70,809
Operating lease right-of-use assets	23,020	29,433
Loans eligible for repurchase	860,300	711,371
Investments in joint ventures	17,899	20,363
Other assets	258,752	254,098
Total assets	$6,417,627	$6,151,048
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,565,713	$1,947,057
Accounts payable, accrued expenses and other liabilities	381,543	379,971
Derivative liabilities, at fair value	22,143	84,962
Liability for loans eligible for repurchase	860,300	711,371
Operating lease liability	38,538	49,192
Debt obligations, net	1,957,341	2,274,011
Total liabilities	5,825,578	5,446,564
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 94,976,150 and 87,377,147 issued at September 30, 2024 and December 31, 2023, respectively	$95	$87
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at September 30, 2024 and December 31, 2023, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 138,282,236 and 141,234,529 issued at September 30, 2024 and December 31, 2023, respectively	138	141
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at September 30, 2024 and December 31, 2023, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at September 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock at cost, 4,466,366 and 3,349,395 shares at September 30, 2024 and December 31, 2023, respectively	(18,801)	(16,493)
Additional paid-in capital	847,230	821,055
Retained deficit	(517,369)	(451,706)
Noncontrolling interest	280,659	351,303
Total equity	592,049	704,484
Total liabilities and equity	$6,417,627	$6,151,048
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Interest income	$38,673	$37,253	$104,650	$98,271
Interest expense	(39,488)	(36,770)	(106,837)	(96,459)
Net interest (expense) income	(815)	483	(2,187)	1,812

Gain on origination and sale of loans, net	198,027	148,849	481,007	411,336
Origination income, net	23,675	17,740	56,775	48,088
Servicing fee income	124,133	120,911	373,273	360,329
Change in fair value of servicing rights, net	(56,563)	(35,688)	(162,619)	(126,968)
Other income	26,141	13,366	56,523	50,798
Total net revenues	314,598	265,661	802,772	745,395

EXPENSES:
Personnel expense	161,330	141,432	436,683	440,258
Marketing and advertising expense	36,282	33,894	95,811	104,520
Direct origination expense	23,120	15,749	62,841	50,352
General and administrative expense	22,984	46,522	153,889	157,473
Occupancy expense	4,800	5,903	15,113	18,083
Depreciation and amortization	8,931	10,592	27,329	31,339
Servicing expense	8,427	8,532	25,155	19,116
Other interest expense	45,129	42,504	144,676	128,619
Total expenses	311,003	305,128	961,497	949,760

Income (loss) before income taxes	3,595	(39,467)	(158,725)	(204,365)
Income tax expense (benefit)	923	(5,205)	(24,040)	(28,622)
Net income (loss)	2,672	(34,262)	(134,685)	(175,743)
Net income (loss) attributable to noncontrolling interests	1,303	(17,663)	(69,588)	(92,793)
Net income (loss) attributable to loanDepot, Inc.	$1,369	$(16,599)	$(65,097)	$(82,950)

Earnings (loss) per share:
Basic	$0.01	$(0.09)	$(0.36)	$(0.48)
Diluted	$0.01	$(0.09)	$(0.36)	$(0.48)

Weighted average shares outstanding:
Basic	185,385,271	175,962,804	183,041,489	173,568,986
Diluted	332,532,984	175,962,804	183,041,489	173,568,986

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Shares	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at June 30, 2023	77,987,390	144,026,439	97,026,671	$81	$144	$97	$(15,324)	$812,614	$(408,220)	$407,952	$797,344
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	643	—	—	643
Net common stock issued under stock-based compensation plans	1,777,657	(278,890)	—	2	—	—	(270)	3,502	—	(2,657)	577
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	1	2	3
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	202	281	483
Stock-based compensation	—	—	—	—	—	—	—	2,169	—	1,771	3,940
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	108	99	207
Net loss	—	—	—	—	—	—	—	—	(16,599)	(17,663)	(34,262)
Balance at September 30, 2023	79,765,047	143,747,549	97,026,671	$83	$144	$97	$(15,594)	$818,928	$(424,508)	$389,785	$768,935

Balance at June 30, 2024	85,982,810	141,540,233	97,026,671	$90	$142	$97	$(17,488)	$830,706	$(518,214)	$283,605	$578,938
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	4,463	—	—	4,463
Net common stock issued under stock-based compensation plans	4,526,974	(3,257,997)	—	5	(4)	—	(1,313)	7,373	—	(7,375)	(1,314)
Forfeiture of accrued distributions on unvested Class C shares	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	4,688	—	3,512	8,200
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(524)	(386)	(910)
Net income	—	—	—	—	—	—	—	—	1,369	1,303	2,672
Balance at September 30, 2024	90,509,784	138,282,236	97,026,671	$95	$138	$97	$(18,801)	$847,230	$(517,369)	$280,659	$592,049

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2022	72,497,011	145,693,119	97,026,671	$74	$146	$97	$(13,282)	$788,601	$(342,137)	$487,974	$921,473
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	7,309	—	—	7,309
Net common stock issued under stock-based compensation plans	7,268,036	(1,945,570)	—	9	(2)	—	(2,312)	14,501	—	(13,160)	(964)
Dividends to Class A and Class D shareholders ($0.00 per share)	—	—	—	—	—	—	—	—	130	164	294
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	202	281	483
Stock-based compensation	—	—	—	—	—	—	—	8,517	—	7,102	15,619
Distributions for taxes on behalf of shareholders, net		—	—	—	—	—	—	—	247	217	464
Net loss	—		—	—	—	—	—	—	(82,950)	(92,793)	(175,743)
Balance at September 30, 2023	79,765,047	143,747,549	97,026,671	$83	$144	$97	$(15,594)	$818,928	$(424,508)	$389,785	$768,935

Balance at December 31, 2023	84,027,752	141,234,529	97,026,671	$87	$141	$97	$(16,493)	$821,055	$(451,706)	$351,303	$704,484
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	6,584	—	—	6,584
Net common stock issued under stock-based compensation plans	6,482,032	(2,952,293)	—	8	(3)	—	(2,308)	8,854	—	(8,859)	(2,308)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	4	5	9
Forfeiture of accrued distributions on unvested Class C shares	—	—	—	—	—	—	—	—	6	9	15
Stock-based compensation	—	—	—	—	—	—	—	10,737	—	8,215	18,952
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(576)	(426)	(1,002)
Net loss	—	—	—	—	—	—	—	—	(65,097)	(69,588)	(134,685)
Balance at September 30, 2024	90,509,784	138,282,236	97,026,671	$95	$138	$97	$(18,801)	$847,230	$(517,369)	$280,659	$592,049
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,685)	$(175,743)
Adjustments to reconcile net loss to net
Cash (used in) provided by operating activities:
Depreciation and amortization expense	27,329	31,339
Amortization of operating lease right-of-use asset	8,161	10,129
Amortization of debt discount and debt issuance costs	11,966	5,054
Gain on origination and sale of loans	(391,437)	(344,334)
Fair value change in trading securities	(4,026)	765
(Benefit) provision for loss obligation on sold loans and servicing rights	(5,993)	10,086
Decrease in provision for deferred income taxes	(34,115)	(28,619)
Fair value change in derivative assets	18,989	21,321
Fair value change in derivative liabilities	(62,819)	(17,750)
Premium received (paid) on derivatives	5,938	(68,532)
Fair value change in loans held for sale	(19,219)	(10,288)
Fair value change in loans held for investment	(3,035)	—
Fair value change in servicing rights	132,457	30,545
Stock-based compensation expense	18,952	15,619
Originations of loans	(17,026,481)	(17,097,155)
Proceeds from sales of loans	16,742,208	17,777,518
Proceeds from principal payments	200,983	93,671
Payments to investors for loan repurchases	(468,779)	(369,565)
Loss (gain) on extinguishment of debt	5,680	(1,690)
Disbursements from joint ventures	8,865	15,288
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	63,079	133,544
Net cash (used in) provided by operating activities	(905,982)	31,203

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,469)	(16,317)
Proceeds from sale of servicing rights	470,994	171,167
Cash flows received on trading securities	4,602	4,144
Proceeds from principal payments on loans held for investment	3,502	—
Return of capital from joint ventures	245	—
Net cash flows provided by investing activities	459,874	158,994

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$16,228,053	$15,727,217
Repayment of borrowings on warehouse and other lines of credit	(15,609,397)	(15,975,960)
Proceeds from debt obligations	1,052,851	210,755
Payments on debt obligations	(1,375,191)	(295,385)
Payments of debt issuance costs	(12,288)	(777)
Treasury stock purchased to net settle and withhold taxes on vested shares	(2,308)	(2,312)
Dividends and shareholder distributions	(2,827)	(2,275)
Net cash provided by (used in) financing activities	278,893	(338,737)

Net change in cash and cash equivalents and restricted cash	(167,215)	(148,540)
Cash and cash equivalents and restricted cash at beginning of the period	745,856	980,501
Cash and cash equivalents and restricted cash at end of the period	$578,641	$831,961

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$215,821	$223,477
Income taxes	4,904	(3,862)

Supplemental disclosure of noncash investing and financing activities
Loans transferred from held for sale to held for investment	$122,533	$—
Operating leases right-of-use assets obtained in exchange for lease liabilities	2,975	7,490

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, except per share amounts, or unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

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

Cybersecurity Incident
On January 8, 2024, the Company announced that it identified a cybersecurity incident that affected certain of the Company’s systems (the “Cybersecurity Incident”). Upon detecting unauthorized activity, the Company promptly took steps to contain and remediate the Cybersecurity Incident and initiated an investigation. The Cybersecurity Incident has now been contained. Based on the Company’s investigation findings, during the Cybersecurity Incident, an unauthorized third party gained access to certain sensitive personal information of approximately 16.9 million individuals stored in the Company’s systems. The Company has notified applicable regulators as required and has notified individuals in accordance with applicable law and has offered credit monitoring and identity protection services at no charge to those individuals whose sensitive personal information was identified as potentially being subject to unauthorized access. Refer to Note 15 - Commitments and Contingencies for additional information regarding the Cybersecurity Incident and related litigation.

During the nine months ended September 30, 2024, the Company recognized $22.8 million of expenses related to the Cybersecurity Incident, net of insurance recoveries, which includes an accrual of $25.0 million in connection with class action litigation related to the Cybersecurity Incident. These cybersecurity related expenses are recognized in general and administrative expenses in the statements of operations. The Company maintains insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. The Company submitted claims to its insurers for reimbursement of some of the costs, expenses, and losses stemming from the Cybersecurity Incident. The Company received $15.0 million of reimbursements from its insurers during the three months ended June 30, 2024 and recorded an additional insurance receivable of $20.0 million during the three months ended September 30, 2024. No additional reimbursements are expected at this time.

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 18% of total loan originations for the nine months ended September 30, 2024.

The Company sells mortgage loans to various third-party investors. Four investors accounted for 33%, 20%, 16%, and 6% of the Company’s loan sales for the nine months ended September 30, 2024. No other investors accounted for more than 5% of the loan sales for the nine months ended September 30, 2024.

The Company funds loans through warehouse and other lines of credit. As of September 30, 2024, 25% and 23% of the Company's warehouse lines were payable to two separate lenders.

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

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,790,284	$—	$2,790,284
Loans held for investment	—	122,066	—	122,066
Trading securities	—	92,324	—	92,324
Derivative assets:
Interest rate lock commitments	—	—	67,371	67,371
Forward sale contracts	—	1,066	—	1,066
MBS put options	—	210	—	210
Servicing rights	—	—	1,542,720	1,542,720
Total assets at fair value	$—	$3,005,950	$1,610,091	$4,616,041
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,750	$1,750
Interest rate swap futures	5,468	—	—	5,468
Forward sale contracts	—	12,232	—	12,232
Put options on treasuries	2,693	—	—	2,693
Servicing rights	—	—	16,707	16,707
Total liabilities at fair value	$8,161	$12,232	$18,457	$38,850

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,132,880	$—	$2,132,880
Trading securities	—	92,901	—	92,901
Derivative assets:
Interest rate lock commitments	—	—	49,112	49,112
Forward sale contracts	—	16,610	—	16,610
Interest rate swap futures	26,476	—	—	26,476
MBS put options	—	1,376	—	1,376
Servicing rights	—	—	1,999,763	1,999,763
Total assets at fair value	$26,476	$2,243,767	$2,048,875	$4,319,118
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,172	$1,172
Forward sale contracts	—	83,728	—	83,728
Put options on treasuries	62	—	—	62
Servicing rights	—	—	14,045	14,045
Total liabilities at fair value	$62	$83,728	$15,217	$99,007

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$49,747	$1,566,463	$47,940	$1,985,718
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	149,859	62,039	340,279	176,529
Fallout	(29,560)	—	(70,218)	—
Transfers of IRLC to LHFS	(104,425)	—	(252,380)	—
Valuation changes in servicing rights, net(1)	—	(94,023)	—	(132,457)
Sales	—	(8,466)	—	(503,777)
Balance at end of period	$65,621	$1,526,013	$65,621	$1,526,013

(1)The change in unrealized gains or losses relating to servicing rights still held at September 30, 2024 amounted to a net loss of $62.8 million and a net gain of $33.6 million for the three and nine months ended September 30, 2024, respectively.

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$49,048	$1,998,762	$23,590	$2,025,136
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	76,759	80,068	276,067	215,229
Fallout	(79,538)	—	(208,381)	—
Transfers of IRLC to LHFS	(22,242)	—	(67,249)	—
Valuation changes in servicing rights, net(1)	—	33,796	—	(30,544)
Sales	—	(73,972)	—	(171,167)
Balance at end of period	$24,027	$2,038,654	$24,027	$2,038,654

(1)The change in unrealized gains or losses relating to servicing rights that were still held at September 30, 2023, amounted to net losses of $3.0 million and $14.4 million for the three and nine months ended September 30, 2023, respectively.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	September 30, 2024				December 31, 2023
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	0.0%	-	100.0%	73.2%	2.7%	-	99.9%	76.7%

Servicing rights
Discount rate(2)	4.2%	-	17.4%	6.5%	4.6%	-	16.8%	6.4%
Prepayment rate	5.8%	-	23.6%	9.4%	5.6%	-	22.4%	8.1%
Cost to service (per loan)	$73	-	$131	$96	$72	-	$126	$90
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a nonrecurring basis as of September 30, 2024 or December 31, 2023.

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

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$808,735	$790,981	$989,318	$886,492

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of loans held for sale by product type of loan as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Conforming - fixed	$1,407,798	52%	$1,211,449	57%
Conforming - ARM	36,761	1	18,592	1
Government - fixed	938,403	34	777,860	36
Government - ARM	28,185	1	20,403	1
Other - residential mortgage loans	251,009	9	37,424	2
Other - HELOC	76,979	3	67,354	3
Total	2,739,135	100%	2,133,082	100%
Fair value adjustment	51,149		(202)
Loans held for sale, at fair value	$2,790,284		$2,132,880

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$2,377,987	$2,256,551	$2,132,880	$2,373,427
Origination and purchase of loans	6,545,027	6,005,613	17,026,481	17,097,155
Sales	(6,311,590)	(6,219,208)	(16,527,301)	(17,648,412)
Transfers to loans held for investment	—	—	(122,532)	—
Repurchases	174,747	88,820	462,520	331,961
Principal payments	(19,396)	(46,886)	(200,983)	(93,671)
Fair value gain (loss)	23,509	(14,142)	19,219	10,288
Balance at end of period	$2,790,284	$2,070,748	$2,790,284	$2,070,748

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Premium (discount) from loan sales	$81,081	$(64,973)	$100,406	$(108,289)
Servicing rights additions	62,039	80,068	176,529	215,229
Unrealized gains from derivative assets and liabilities	1,887	3,509	58,071	66,665
Realized (losses) gains from derivative assets and liabilities	(59,712)	58,417	(105,609)	15,063
Discount points, rebates and lender paid costs	86,116	83,772	220,111	222,332
Fair value gain (loss)	23,509	(14,142)	19,219	10,288
Recovery (provision) for loan loss obligation for loans sold	3,107	2,198	12,280	(9,952)
Total gain on origination and sale of loans, net	$198,027	$148,849	$481,007	$411,336

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale.

	September 30, 2024			December 31, 2023
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$2,772,732	$2,719,703	$53,029	$2,113,106	$2,108,125	$4,980
90+ days delinquent(1)	17,552	19,432	(1,880)	19,774	24,957	(5,182)
Total	$2,790,284	$2,739,135	$51,149	$2,132,880	$2,133,082	$(202)
(1) 90+ days delinquent loans are on non-accrual status.

NOTE 4 – LOANS HELD FOR INVESTMENT, AT FAIR VALUE

During the nine months ended September 30, 2024, the Company executed a securitization of a pool of fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans that was recorded as a secured borrowing in which the loans remained on the consolidated balance sheet as loans held for investment, at fair value.

A summary of the changes in the balance of loans held for investment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$120,287	$—	$—	$—
Loans securitized, at fair value	—	—	122,532	—
Principal payments	(1,577)	—	(3,501)	—
Fair value (loss) gain	3,356	—	3,035	—
Balance at end of period	$122,066	$—	$122,066	$—

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for investment.

	September 30, 2024			December 31, 2023
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$120,686	$140,367	$(19,681)	$—	$—	$—
90+ days delinquent(1)	1,380	6,179	(4,799)	—	—	—
Total	$122,066	$146,546	$(24,480)	$—	$—	$—
(1) 90+ days delinquent loans are on non-accrual status.

NOTE 5 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	September 30, 2024	December 31, 2023
Agency	$64,982,942	$94,243,545
Government	39,204,079	40,535,399
Other	10,728,185	10,311,255
Total servicing portfolio	$114,915,206	$145,090,199

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$1,566,463	$1,998,762	$1,985,718	$2,025,136
Servicing rights additions	62,039	80,068	176,529	215,229
Sales proceeds, net	(8,466)	(73,972)	(503,777)	(171,167)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(52,557)	68,651	(8,690)	73,422
Due to collection/realization of cash flows	(41,498)	(38,502)	(119,783)	(114,777)
Realized gains (losses) on sales of servicing rights	32	3,647	(3,984)	10,811
Total changes in fair value	(94,023)	33,796	(132,457)	(30,544)
Balance at end of period	$1,526,013	$2,038,654	$1,526,013	$2,038,654

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual servicing fees	$90,769	$92,744	$279,911	$289,183
Late, ancillary and other fees	33,364	28,167	93,362	71,146
Servicing fee income	$124,133	$120,911	$373,273	$360,329

The following is a summary of the components of change in fair value of servicing rights, net of hedge as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Changes in fair value:
Due to collection/realization of cash flows	$(41,498)	$(38,502)	$(119,783)	$(114,777)

Due to changes in valuation inputs or assumptions	(52,557)	68,651	(8,690)	73,422
Realized gain (loss) on sale of servicing rights	32	5,247	(2,980)	12,411
Net gain (loss) from derivatives hedging servicing rights	37,624	(69,353)	(23,876)	(96,290)
Valuation changes in servicing rights, net of hedging gains and losses	(14,901)	4,545	(35,546)	(10,457)
Other realized losses on sales of servicing rights (1)	(164)	(1,731)	(7,290)	(1,734)
Changes in fair value of servicing rights, net	$(56,563)	$(35,688)	$(162,619)	$(126,968)
(1)Includes the (provision) recovery for estimated losses and broker fees on MSR sales.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	September 30, 2024	December 31, 2023
Fair Value of Servicing Rights, net	$1,526,013	$1,985,718
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(59,252)	(76,862)
Increase 2%	(114,756)	(148,438)
Cost of Servicing:
Increase 10%	(16,888)	(20,103)
Increase 20%	(33,880)	(40,319)
Prepayment Speed:
Increase 10%	(21,978)	(22,425)
Increase 20%	(42,868)	(44,128)

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

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
September 30, 2024:
Interest rate lock commitments	$3,195,384	Derivative asset, at fair value	$67,371	$—
Interest rate lock commitments	456,514	Derivative liabilities, at fair value	—	1,750

Forward sale contracts	65,976	Derivative asset, at fair value	1,066	—
Forward sale contracts	2,909,773	Derivative liabilities, at fair value	—	12,232

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	8,700	Derivative liabilities, at fair value	—	2,693

MBS put options	300,000	Derivative asset, at fair value	210	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	3,060	Derivative asset, at fair value	—	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	5,468
		Total derivative financial instruments	$68,647	$22,143

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2023:
Interest rate lock commitments	$2,007,175	Derivative asset, at fair value	$49,112	$—
Interest rate lock commitments	163,161	Derivative liabilities, at fair value	—	1,172

Forward sale contracts	449,419	Derivative asset, at fair value	16,610	—
Forward sale contracts	2,234,930	Derivative liabilities, at fair value	—	83,728

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	9,730	Derivative liabilities, at fair value	—	62

MBS put options	200,000	Derivative asset, at fair value	1,376	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	3,240	Derivative asset, at fair value	26,476	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$93,574	$84,962

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	Statements of Operations Location	2024	2023	2024	2023
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$15,874	$(25,021)	$17,681	$437
Forward sale contracts	Gain on origination and sale of loans, net	(66,230)	89,539	(56,487)	90,585
Interest rate swap futures	Gain on origination and sale of loans, net	(1,621)	(4,689)	(9,096)	(11,748)
Put options	Gain on origination and sale of loans, net	(5,848)	2,097	364	2,454
Forward sale contracts	Change in fair value of servicing rights, net	12,240	(9,044)	(2,805)	(17,471)
Interest rate swap futures	Change in fair value of servicing rights, net	20,526	(49,808)	(16,348)	(58,581)
Put options	Change in fair value of servicing rights, net	4,858	(10,501)	(4,723)	(20,238)
Total realized and unrealized losses on derivative financial instruments		$(20,201)	$(7,427)	$(71,414)	$(14,562)

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of September 30, 2024, and December 31, 2023, respectively. Refer to Note 9 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	September 30, 2024
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$9,272	$(8,206)	$1,066	$—	$—	$1,066
MBS put options	210	—	210	—	—	210
Interest rate swap futures	—	—	—	—	—	—
Total Assets	$9,482	$(8,206)	$1,276	$—	$—	$1,276

Liabilities:
Forward sale contracts	$20,438	$(8,206)	$12,232	$—	$(11,305)	$927
Put options on treasuries	2,693	—	2,693	—	(2,693)	—
MBS put options	—	—	—	—	—	—
Interest rate swap futures	5,468	—	5,468	—	(5,468)	—
Warehouse and other lines of credit	2,565,713	—	2,565,713	(2,565,713)	—	—
Secured debt obligations (1)	1,151,280	—	1,151,280	(1,151,280)	—	—
Total liabilities	$3,745,592	$(8,206)	$3,737,386	$(3,716,993)	$(19,466)	$927
(1)Secured debt obligations as of September 30, 2024 included secured credit facilities, Term Notes, and other secured financings.

	December 31, 2023
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$33,591	$(16,981)	$16,610	$—	$—	$16,610
MBS put options	1,376	—	1,376	—	—	1,376
Interest rate swap futures	26,476	—	26,476	—	—	26,476
Total assets	$61,443	$(16,981)	$44,462	$—	$—	$44,462

Liabilities:
Forward sale contracts	$100,709	$(16,981)	$83,728	$—	$(60,188)	$23,540
Put options on treasuries	62	—	62	—	—	62
Warehouse and other lines of credit	1,947,057	—	1,947,057	(1,947,057)	—	—
Secured debt obligations (1)	1,287,418	—	1,287,418	(1,287,418)	—	—
Total liabilities	$3,335,246	$(16,981)	$3,318,265	$(3,234,475)	$(60,188)	$23,602
(1)Secured debt obligations as of December 31, 2023 included secured credit facilities and Term Notes.

NOTE 8 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the nine months ended September 30, 2024, and year ended December 31, 2023.

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

Retained interests

In April 2024, the Company completed a transfer and securitization of a pool of performing, re-performing and non-performing residential mortgage loans. Pursuant to the credit risk retention requirements, mello Credit Strategies LLC, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing this securitization transaction. On the closing date, MCS and its wholly owned subsidiary retained a horizontal residual interest in the MMCA 2024-SD1 securitization comprised of the Class B notes and Trust Certificate. The Company determined that MCS is considered to be the primary beneficiary of the VIE as it retains all the risk and reward from the residual interest, and, therefore, the securitization trust is required to be consolidated. As of September 30, 2024, the remaining principal balance of loans transferred to the securitization trust was $146.5 million of which $6.2 million was 90 days or more past due.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s securitization and SPE VIEs.

	September 30, 2024	December 31, 2023
Assets
Loans held for sale, at fair value	$306,286	$510,080
Loans held for investment, at fair value	122,066	—
Restricted cash	1,308	2,704
Servicing rights, at fair value	590,764	617,878
Other assets	67,077	84,524
Total	$1,087,501	$1,215,186

Liabilities
Warehouse and other lines of credit	$300,000	$500,000
Debt obligations, net:
MSR facilities	175,900	174,750
Servicing advance facilities	50,759	27,939
Term Notes	200,000	200,000
Other secured financings	100,939	—
Total	$827,598	$902,689

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	September 30, 2024
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$92,324	$—	$92,324	$2,108,146
Investments in joint ventures	17,899	—	17,899	16,032
Total	$110,223	$—	$110,223

	December 31, 2023
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$92,901	$—	$92,901	$2,200,406
Investments in joint ventures	20,363	—	20,363	27,171
Total	$113,264	$—	$113,264

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of September 30, 2024, the remaining principal balance of loans transferred to these securitization trusts was $2.1 billion of which $5.1 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $4.5 million and $11.1 million for the three and nine months ended September 30, 2024, respectively, and $5.6 million and $15.1 million for the three and nine months ended September 30, 2023, respectively, and is included in other income in the consolidated statements of operations.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At September 30, 2024, the Company was a party to eight revolving lines of credit with lenders providing $3.1 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at the secured overnight financing rate (“SOFR”), or other alternative base rate, plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of September 30, 2024, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.60% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines have maturities staggered from December 2024 through September 2026. As of September 30, 2024, there was one securitization facility with an original two year term scheduled to expire in 2026. All other warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of September 30, 2024 and December 31, 2023, the Company had posted a total of $6.1 million and $7.0 million, respectively, of restricted cash as collateral with our warehouse lenders and securitization facilities of which $4.8 million and $4.3 million, respectively, were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of September 30, 2024, the Company was in compliance with all covenants under the warehouse lines.

Securitization Facilities

In October 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2021-3 Securitization Facility”) backed by a revolving warehouse line of credit. The 2021-3 Securitization Facility is secured by first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2021-3 Securitization Facility issued $500.0 million in notes that bear interest at SOFR, plus a margin. In September 2024, the Company terminated the 2021-3 Securitization Facility by exercising its option to prepay in full.

Following and in connection with the termination of the 2021-3 Securitization Facility, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2024-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2024-1 Securitization Facility is secured by first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2024-1 Securitization Facility issued $300.0 million in notes that bear interest at SOFR, plus a margin. The 2024-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full, or (iii) the date of the occurrence and continuance of an event of default.

The following table presents information on warehouse and securitization facilities and the outstanding balance as of September 30, 2024 and December 31, 2023:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	September 30, 2024	December 31, 2023
Facility 1(1)	$400,000	$600,000	$1,000,000	9/23/2025	$632,182	$391,418
Facility 2(1)(2)	1,000	299,000	300,000	9/22/2025	287,569	155,676
Facility 3(3)	—	225,000	225,000	4/15/2025	221,775	175,348
Facility 4(4)	—	175,000	175,000	12/26/2024	174,109	127,052
Facility 5(1)	—	200,000	200,000	N/A	55,622	1,638
Facility 6(1)(5)	—	600,000	600,000	12/26/2024	598,592	359,401
Facility 7	—	300,000	300,000	9/19/2025	295,864	236,524
Facility 8(6)	—	—	—	10/21/2024	—	500,000
Facility 9(6)	300,000	—	300,000	9/25/2026	300,000	—
Total	$701,000	$2,399,000	$3,100,000		$2,565,713	$1,947,057
(1)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)In October 2024, total facility amount was temporarily increased by $100 million to $400 million until November 2024.
(3)In October 2024, total facility amount was temporarily increased by $100 million to $325 million until November 2024.
(4)In October 2024, the warehouse facility was amended to extend the termination date to October 2025.
(5)In October 2024, we entered into a new warehouse facility with the lender. The existing facility expires in December 2024 and the new facility has a termination date in October 2025. Both facilities provide a combined total of $600 million in uncommitted financing which will remain unchanged after the expiration of the existing facility in December 2024.
(6)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Maximum outstanding balance during the period	$2,565,713	$2,280,996	$2,565,713	$2,280,996
Average balance outstanding during the period	2,022,020	1,879,355	1,822,164	1,721,404
Collateral pledged (loans held for sale)	2,727,692	1,980,157	2,727,692	1,980,157
Weighted average interest rate during the period	7.22%	7.23%	7.25%	6.97%

NOTE 10 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$718,728	$980,760
Securities financing facilities	78,180	75,994
Servicing advance facilities	50,759	27,939
Total secured credit facilities	847,667	1,084,693
Term Notes	200,000	200,000
Other secured financings	100,939	—
Total secured debt obligations, net	1,148,606	1,284,693
Unsecured debt obligations, net:
Senior Notes	808,735	989,318
Total debt obligations, net	$1,957,341	$2,274,011

Certain of the Company’s secured debt obligations require us to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company was in compliance with all such financial covenants as of September 30, 2024.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In August 2017, the Company established the GMSR Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable or term funding notes. Both are secured by participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights held by the GMSR Trust with a fair value of $590.8 million as of September 30, 2024. As of September 30, 2024, there were $200 million in Term Notes outstanding. In January 2024, the Company secured a new facility to issue variable funding notes that accrue interest at SOFR plus a margin per annum, providing $250.0 million in borrowing capacity and extending their maturity to January 2025. As of September 30, 2024, the Company had $176.6 million in outstanding variable funding notes and $0.7 million in unamortized deferred financial costs.

In December 2021, the Company entered into a credit facility agreement. The agreement was amended in December 2023 to provide for $540.0 million in borrowing capacity, with an option to increase up to $600.0 million upon mutual consent, available to the Company. The facility is secured by Freddie Mac mortgage servicing rights with a fair value of $474.7 million as of September 30, 2024. The facility bears interest at SOFR, plus a margin per annum and matures in December 2024. At September 30, 2024, there was $310.5 million outstanding on this facility and $0.5 million in unamortized deferred financing costs.

In January 2022, the Company entered into a credit facility agreement. The agreement was amended in July 2024 to provide for $450.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $400.1 million as of September 30, 2024. The facility bears interest at SOFR, plus a margin per annum and matures in January 2026. At September 30, 2024, there was $233.0 million outstanding on this facility and $0.2 million in unamortized deferred financing costs.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 50% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of September 30, 2024, the trading securities had a fair value of $92.3 million on the consolidated balance sheets and there were $78.2 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR plus a margin per annum. In September 2024, the 2020-VF1 Notes were extended to mature in September 2025 (unless earlier redeemed in accordance with their terms). At September 30, 2024, there was $18.0 million in 2020-VF1 Notes outstanding, with pledged servicing advances of $20.2 million.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum and were scheduled to mature in January 2024. In January 2024, the Company secured a new facility to issue up to $250.0 million in variable funding notes and to extend their maturity to January 2025. As of September 30, 2024, there was $32.8 million outstanding on the variable funding notes, with pledged servicing advances of $46.9 million.

Term Notes

In October 2018, the Company, through the GMSR Trust issued the Series 2018-GT1 Term Notes (“Term Notes”). In September 2023, the Term Notes were extended to mature in October 2025 and accrue interest at SOFR plus a margin per annum. At September 30, 2024, there was $200.0 million in Term Notes outstanding and no unamortized deferred financing costs.

Other Secured Financings

On April 24, 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans, whereby the loans were transferred to statutory trust MMCA 2024-SD1. The Company evaluated the sale of loans according to ASC 860 - Transfers and Servicing and determined that the transaction does not qualify for sale treatment. As a result, the securitization was recorded as a secured borrowing in which the loans remain on the consolidated balance sheet as loans held for investment, at fair value and the securitization debt is also recognized on the consolidated balance sheet in debt obligations, net. The secured financing is collateralized by and indexed to the pool of residential mortgage loans held by a VIE. As of September 30, 2024, there was $100.9 million outstanding in other secured financings, net of $8.5 million in debt discount and $1.3 million in unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% unsecured senior notes due 2025, (the “2025 Senior Notes”). The 2025 Senior Notes will mature on November 1, 2025. Interest on the 2025 Senior Notes accrues at a rate of 6.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2025 Senior Notes, in whole or in part, at various redemption prices. In June 2024, the Company completed an offer to exchange any and all of the outstanding 2025 Senior Notes for newly issued Senior Secured Notes due November 2027 (the “2027 Senior Notes”). The offer was an exchange for a mixed consideration of $1,100 in cash and principal amount of 2027 Senior Notes for each $1,000 principal amount of 2025 Senior Notes tendered at or prior to the expiration date. At the time of expiration, the Company repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. Interest on the 2027 Senior Notes accrues at a rate of 8.750% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2027 Senior Notes, in whole or in part, at various redemption prices.

The Company evaluated the debt exchange under the guidance in ASC 470-50 Debt - Modifications and Extinguishments. As the present value of the cash flows under the 2027 Senior Notes differed by more than 10% from the present value of the remaining cash flows under the terms of the 2025 Senior Notes, it was determined that the debt was substantially different, and therefore, the transaction was accounted for as a debt extinguishment. A loss on debt extinguishment of $5.7 million was recorded and is included in the statements of operations for the nine months ended September 30, 2024. As of September 30, 2024, there were $19.8 million in 2025 Senior Notes outstanding and $78 thousand in unamortized deferred financing costs. As of September 30, 2024. there were $340.6 million in 2027 Senior Notes outstanding, $41.5 million of unamortized debt discount and $5.9 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes and 2027 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. After April 1, 2024 the Company may redeem the 2028 Senior Notes at various redemption prices. During the first quarter of 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par, which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. During the second quarter of 2023, the Company repurchased $0.1 million of 2028 Senior Notes at a purchase price of 60.1% of par, which resulted in a $39,000 gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. In the third quarter of 2023, the Company repurchased $3.0 million of 2028 Senior Notes at a purchase price of 58.5% of par, resulting in a $1.2 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. As of September 30, 2024, there were $499.4 million in 2028 Senior Notes outstanding and $3.7 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.90% - 4.25%.

NOTE 11 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $280.7 million and $351.3 million as of September 30, 2024 and December 31, 2023, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	187,536,455	57.56%	181,054,423	56.18%
Continuing LLC Members	138,282,236	42.44%	141,234,529	43.82%
Total	325,818,691	100.00%	322,288,952	100.00%

NOTE 12 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of Class A common stock and Class D common stock is computed using the two-class method by dividing net earnings (loss) allocated to common stockholders by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding during the period. Diluted earnings (loss) per share of Class A common stock and Class D common stock is computed using the two-class method by dividing net earnings (loss) allocated to common stockholders by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. Diluted EPS was computed using the treasury stock method for Class A RSUs, non-qualified stock options, and ESPP shares and the if-converted method for Class C common stock. During the first quarter of 2024, the Company discontinued the ESPP Plan.

There was no Class B common stock outstanding during the nine months ended September 30, 2024 and 2023. The following table sets forth the calculation of basic and diluted loss per share for Class A common stock and Class D common stock:

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	Class A	Class D	Total	Class A	Class D	Total
Net income (loss) allocated to common stockholders	$653	$716	$1,369	$(30,590)	$(34,507)	$(65,097)
Weighted average shares - basic	88,358,600	97,026,671	185,385,271	86,014,818	97,026,671	183,041,489
Earnings (loss) per share - basic	$0.01	$0.01	$0.01	$(0.36)	$(0.36)	$(0.36)

Diluted earnings (loss) per share:
Net earnings (loss) allocated to common shareholders - basic	$653	$716	$1,369	$(30,590)	$(34,507)	$(65,097)
Reallocation of net earnings attributable to non-controlling interests	977	—	977	—	—	—
Less: Income reallocated to participating shareholders	31	(31)	—	—	—	—
Net earnings (loss) allocated to common stockholders - diluted	$1,661	$685	$2,346	$(30,590)	$(34,507)	$(65,097)

Weighted average shares - basic	88,358,600	97,026,671	185,385,271	86,014,818	97,026,671	183,041,489
Weighted average shares - diluted	235,506,313	97,026,671	332,532,984	86,014,818	97,026,671	183,041,489
Earnings (loss) per share - diluted	$0.01	$0.01	$0.01	$(0.36)	$(0.36)	$(0.36)

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	Class A	Class D	Total	Class A	Class D	Total
Net loss allocated to common stockholders	$(7,446)	$(9,153)	$(16,599)	$(36,580)	$(46,370)	$(82,950)
Weighted average shares - basic	78,936,133	97,026,671	175,962,804	76,542,315	97,026,671	173,568,986
Loss per share - basic	$(0.09)	$(0.09)	$(0.09)	$(0.48)	$(0.48)	$(0.48)

Diluted loss per share:
Net loss allocated to common shareholders - diluted	$(7,446)	$(9,153)	$(16,599)	$(36,580)	$(46,370)	$(82,950)
Weighted average shares - diluted	78,936,133	97,026,671	175,962,804	76,542,315	97,026,671	173,568,986
Loss per share - diluted	$(0.09)	$(0.09)	$(0.09)	$(0.48)	$(0.48)	$(0.48)

The potential dilutive effect of the exchange of Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange of Class C common stock for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of 25.0% and 27.4% for the three months ended September 30, 2024 and 2023, respectively, and 25.8% and 27.0%, for the nine months ended September 30, 2024 and 2023, respectively. The potential dilutive effect of stock options, restricted stock units, and ESPP shares is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive and excluded from the computation of diluted earnings (loss) per share for the presented periods.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Class C common stock	—	147,171,089	142,333,213	148,741,661
Stock options, restricted stock units, ESPP shares(1)	2,305,379	14,659,858	12,135,183	18,796,509
Total	2,305,379	161,830,947	154,468,396	167,538,170
(1)Stock options, restricted stock units, and ESPP shares are weighted for the portion of the period for which they were outstanding.

NOTE 13 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure.

As of September 30, 2024 and December 31, 2023, the Company had a deferred tax asset before any valuation allowance of $61.5 million and $88.7 million, respectively, and a deferred tax liability of $87.0 million and $166.5 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of September 30, 2024 and December 31, 2023 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at September 30, 2024 and December 31, 2023 using the combined federal and state rate (less federal benefit) of 25.8% and 26.2%, respectively. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company had a valuation allowance of deferred tax assets $0.3 million on tax credits that have limited carryforward periods and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for remaining deferred tax assets as the Company believes it is more-likely-than-not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $68.9 million and $57.3 million as of September 30, 2024 and December 31, 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA, refer to Note 15 - Commitments and Contingencies, for further information on the TRA liability.

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

Fees earned and costs incurred from joint ventures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loan processing and administrative services fee income	$4,815	$5,639	$14,833	$15,033
Loan origination broker fees expense	27,901	34,402	82,997	94,784

Net amounts payable to or receivable from joint ventures were as follows:

	September 30, 2024	December 31, 2023
Amounts payable to joint ventures	$4,414	$7,876

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the nine months ended September 30, 2024 or September 30, 2023.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $46.8 million and $4.3 million at September 30, 2024 and December 31, 2023, respectively.

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

Cybersecurity Incident Class Action Litigation

The Company has been named as a defendant in 23 putative class action cases alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The cases have been consolidated into a single action, In re loanDepot Data Breach Litigation, pending in the Central District of California. On April 17, 2024, the Court appointed a group of five plaintiffs’ firms as lead counsel. Plaintiffs filed a consolidated complaint on June 3, 2024. On June 27, 2024, the Court granted a joint stipulation to extend the Company’s response date to the consolidated complaint, until October 1, 2024, while the parties engage in settlement discussions. On September 30, 2024, the Court granted a further extension to the Company’s response date, until December 2, 2024. The Company does not believe that the amount of loss in excess of the amounts accrued is reasonably estimable in this matter at this time. The Company will continue to evaluate information as it becomes known and will record an estimate for any losses in excess of the amounts accrued at the time or times when it is both probable that a loss in excess of the amounts accrued has been incurred and the amount of the loss is reasonably estimable. Additional lawsuits and claims related to the Cybersecurity Incident may be asserted by or on behalf of others seeking damages or other related relief, and we have received inquiries and requests for information from various states and other regulators, and other government inquiries and/or investigations may be received or commenced. Losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings could be material to the Company’s business, results of operations, financial condition or cash flows in future periods. In addition, defending against such lawsuits and allegations has resulted in and will likely continue to result in substantial costs and a diversion of management’s attention and resources.

Employment Litigation

On December 24, 2020, the Company received a demand letter from one of the senior members of its operations team alleging, among other things, loan origination noncompliance and various employment related claims, including hostile work environment and gender discrimination, with unspecified damages. The executive has since resigned her position with the Company. On September 21, 2021, plaintiff filed her complaint with the Superior Court of the State of California, County of Orange and an amended complaint was filed on December 21, 2021. Following the filing of motions, on June 30, 2022, the Company filed its answer and affirmative defenses to the amended complaint. The Company deposed the plaintiff and filed its Motion for Summary Adjudication on November 17, 2023. On January 31, 2024, the Court granted, in part, and denied, in part, the Company’s motion. The plaintiff’s initial demand was for damages in excess of $75.0 million. While the Company’s management believes there are substantial defenses to these allegations, defending such allegations has resulted in and will likely continue to result in substantial costs and a diversion of management’s attention and resources. Discovery in this matter is almost complete. The trial in this matter is scheduled to begin December 2, 2024. The Company does not believe that the amount of loss in excess of the amounts accrued is reasonably estimable in this matter at this time.

Securities Class Action Litigation

Beginning in September 2021, two putative class action lawsuits were filed in the United States District Court for the Central District of California asserting claims under the U.S. securities laws against the Company, certain of its directors, and certain of its officers regarding certain disclosures made in connection with the Company’s IPO. The two actions were consolidated and the court appointed a lead plaintiff in May 2022. A consolidated amended complaint was filed in June 2022, which, in addition to challenging disclosures made in connection with the IPO, alleges that certain disclosures made after the IPO were false and/or misleading. The Company’s motion to dismiss was filed on August 24, 2022. On October 11, 2022, plaintiffs filed an opposition to the Company’s motion to dismiss. The Company’s reply was submitted on November 10, 2022. On January 24, 2023, the Court granted, in part, and denied, in part, the Company’s motion to dismiss. The Company’s answer to the consolidated amended complaint was filed on March 3, 2023. On June 26, 2023, the parties reached an agreement in principle to settle the action. On July 26, 2023, plaintiffs filed a motion for preliminary approval of the settlement with the Court, which the Court granted on January 5, 2024. A hearing regarding final approval of the settlement was held on April 19, 2024. On May 24, 2024, the Court granted final approval of the settlement and entered its final judgment dismissing the action. On June 18, 2024, one of the class members filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the district court’s order approving the settlement. On October 15, 2024, the plaintiff-appellant filed his opening brief. The Company’s answering brief is due by November 15, 2024.

Stockholder Derivative Litigation

Beginning in October 2021, four shareholder derivative complaints were filed in the United States District Court for the Central District of California against certain of the Company’s directors and officers, alleging, among things, that these defendants breached their fiduciary duties by causing the Company to make the disclosures being challenged in the putative securities class action described above and seeking unspecified monetary damages for the Company and that the Company make certain changes to its corporate governance. These derivative actions subsequently were consolidated into a single action (the “California Federal Action”). The California Federal Action currently is stayed. Beginning in March 2022, two substantially similar shareholder derivative complaints were filed in the United States District Court for the District of Delaware, and then were consolidated into a single action (the “Delaware Federal Action”). The Delaware Federal Action currently is stayed. Beginning in June 2023, three substantially similar shareholder derivative complaints were filed in the Delaware Court of Chancery. Two of the derivative actions were subsequently consolidated into a single action (the “Delaware Chancery Action”). The third action was voluntarily dismissed. On October 7, 2024, the parties of the above-referenced actions attended a global mediation where a settlement in principle was reached to resolve all of the actions. On October 11, 2024, a joint status report was filed in the California Federal Action, advising of the settlement in principle. On October 14, 2024, the Chancery Court stayed all deadlines in the Delaware Chancery Action pending the approval of the settlement by the California Federal Court. On October 24, 2024, the Delaware Federal Court stayed all deadlines in the Delaware Federal Action. The Company does not believe that the amount of loss in excess of the amounts accrued is reasonably estimable in this matter at this time.

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

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of September 30, 2024 and December 31, 2023 approximated $3.7 billion and $2.2 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6 - Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$20,790	$53,467	$31,980	$70,797
(Recovery) provision for loan loss obligations	(3,107)	(2,198)	(12,280)	9,952
Charge-offs	(2,507)	(7,534)	(4,524)	(37,014)
Balance at end of period	$15,176	$43,735	$15,176	$43,735

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $5.1 million and $0.5 million as of September 30, 2024 and December 31, 2023, respectively.

TRA Liability

The Company recognized a TRA liability of $68.9 million and $57.3 million as of September 30, 2024 and December 31, 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc. Refer to Note 14 - Related Party Transactions for further detail on the payments.

NOTE 16 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $329.2 million as of September 30, 2024. As of September 30, 2024, the Company was in compliance with its regulatory capital and liquidity requirements.

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
Higher interest rates may affect affordability and the ability for potential home buyers to qualify for a mortgage loan. As interest rates increase, rate and term refinancings become less attractive to consumers. However, rising interest rates during periods of inflationary pressures can make real assets, including real estate, an attractive investment. Demand for real estate may result in ongoing support for purchase mortgages and home price appreciation creating borrower equity that could result in opportunities for cash-out refinancings or home equity lines of credit.
Our mortgage loan refinancing volumes (and to a lesser degree, our purchase volumes), balance sheets, and results of operations are influenced by changes in interest rates and how we effectively manage the related interest rate risk. The majority of our assets are subject to interest rate risk, including LHFS, LHFI, IRLCs, servicing rights and mandatory trades, forward sales contracts, interest rate swap futures and put options. We refer to such mandatory trades, forward sales contracts, interest rate swap futures and put options collectively as “Hedging Instruments.” As interest rates increase, our LHFS, LHFI and IRLCs generally decrease in value while our Hedging Instruments utilized to hedge against interest rate risk typically increase in value. Rising interest rates cause our expected mortgage loan servicing revenues to increase due to a decline in mortgage loan prepayments which extends the average life of our servicing portfolio and increases the value of our servicing rights. Conversely, as interest rates decrease, our LHFS, LHFI and IRLCs generally increase in value while our Hedging Instruments decrease in value. In a declining interest rate environment, borrowers tend to refinance their mortgage loans, which increases prepayment speeds and causes expected mortgage loan servicing revenues to decrease, which reduces the average life of our servicing portfolio and decreases the value of our servicing rights. Changes in fair value of our servicing rights are recorded as unrealized gains and losses in change in fair value of servicing rights, net, in our consolidated statements of operations.
Beginning in early 2022 long-term interest rates began a period of sustained increases until the Federal Reserve lowered interest rates by 50 basis points in September 2024 and another 25 basis points in November 2024. The corresponding increase in mortgage interest rates impacted mortgage loan origination volumes, reducing demand for refinance mortgages and impacting affordability and qualification for homebuyers. The mortgage industry continues to face decreased volumes due to elevated mortgage rates and low inventory of existing homes for sale, driven in part by a large number of existing homeowners benefiting from low-interest rates.
Vision 2025, launched in July of 2022, was a critical factor in our successful navigation of unprecedented and challenging market conditions over the past three years. During the third quarter of 2024, we achieved profitability and successfully completed our Vision 2025 strategic plan. The launch of Project North Star builds on the strategic pillars of Vision 2025, including our focus on durable revenue growth, positive operating leverage, productivity and investments in platforms and solutions that support our customer’s homeownership journey. As we look toward 2025, we anticipate continued market challenges, but we believe that the implementation of Project North Star will allow us to capture the benefit of higher market volumes while we continue to capitalize on our ongoing investments in operational efficiency to achieve sustainable profitability in a wide variety of operating environments.
Recent Events
On January 8, 2024, the Company announced that it identified a cybersecurity incident that affected certain of the Company’s systems (the “Cybersecurity Incident”). Upon detecting unauthorized activity, the Company promptly took steps to contain and remediate the Cybersecurity Incident and initiated an investigation. The Cybersecurity Incident has now been contained. Based on the Company’s investigation findings, during the Cybersecurity Incident, an unauthorized third party gained access to certain sensitive personal information of approximately 16.9 million individuals stored in the Company’s systems. The Company has notified applicable regulators as required and has notified individuals in accordance with applicable law and is offering credit monitoring and identity protection services at no charge to those individuals whose sensitive personal information was identified as potentially being subject to unauthorized access.
The Cybersecurity Incident had a material impact on the Company’s first and second quarter 2024 results, but, based on the information available to date, the Company does not expect the incident to have a material impact on full year 2024 results. In addition to lost revenue, the Company recorded approximately $22.8 million of expenses related to the Cybersecurity Incident, net of expected insurance recoveries, during the nine months ended September 30, 2024, which includes an accrual of $25.0 million in connection with the related class action litigation. These cybersecurity related expenses are recognized in general and administrative expenses in the statements of operations. The Company maintains insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. The Company received $15.0 million of reimbursements from its insurers during the three months ended June 30, 2024 and recorded an additional insurance receivable of $20.0 million during the three months ended September 30, 2024. No additional reimbursements are expected at this time.
In connection with the Cybersecurity Incident, the Company has been named as a defendant in several lawsuits (Refer to Note 15 - Commitments and Contingencies included in Item 1. Financial Statements), which are seeking various remedies, including monetary and injunctive relief. While we cannot presently quantify the full scope of expenses and other related impacts associated with this Cybersecurity Incident, including costs associated with any related current or future litigation or regulatory inquiries or investigations, in excess of the amounts accrued, the Company currently does not expect that the Cybersecurity Incident will have a material impact in excess of the amounts accrued on its overall financial condition or on its ongoing results of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
IRLCs	$9,792,423	$8,295,935	$24,893,023	$25,738,036
IRLCs (units)	33,724	26,888	83,060	83,916
Pull-through weighted lock volume	$6,748,057	$5,685,209	$17,262,202	$17,067,876
Pull-through weighted gain on sale margin	3.29%	2.93%	3.12%	2.69%
Loan originations by purpose:
Purchase	$4,378,575	$4,337,476	$12,057,993	$12,403,166
Refinance	2,280,754	1,745,667	5,250,321	4,897,857
Total loan originations	$6,659,329	$6,083,143	$17,308,314	$17,301,023
Gain on sale margin	3.33%	2.74%	3.11%	2.66%
Loan originations (units)	23,489	20,593	59,533	58,188
Licensed loan officers	1,669	1,598	1,669	1,598
Loans sold:
Servicing retained	$3,818,375	$4,175,126	$10,816,315	$11,396,678
Servicing released	2,487,589	2,092,762	5,833,916	6,345,660
Total loans sold(1)	$6,305,964	$6,267,888	$16,650,231	$17,742,338
Loans sold (units)	22,026	21,188	57,694	58,976
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$114,915,206	$143,959,705	$114,915,206	$143,959,705
Total servicing portfolio (units)	409,344	490,191	409,344	490,191
60+ days delinquent ($)(2)	$1,654,955	$1,235,443	$1,654,955	$1,235,443
60+ days delinquent (%)	1.44%	0.86%	1.44%	0.86%
Servicing rights at fair value, net(3)	$1,526,013	$2,038,654	$1,526,013	$2,038,654
Weighted average servicing fee (4)	0.30%	0.29%	0.30%	0.29%
Multiple(4) (5)	4.7	5.2	4.7	5.2
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
Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table sets forth our consolidated financial statement data for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2024	2023
	(Unaudited)
REVENUES:
Net interest (expense) income	$(815)	$483	$(1,298)	(268.7)%
Gain on origination and sale of loans, net	198,027	148,849	49,178	33.0
Origination income, net	23,675	17,740	5,935	33.5
Servicing fee income	124,133	120,911	3,222	2.7
Change in fair value of servicing rights, net	(56,563)	(35,688)	(20,875)	(58.5)
Other income	26,141	13,366	12,775	95.6
Total net revenues	314,598	265,661	48,937	18.4
EXPENSES:
Personnel expense	161,330	141,432	19,898	14.1
Marketing and advertising expense	36,282	33,894	2,388	7.0
Direct origination expense	23,120	15,749	7,371	46.8
General and administrative expense	22,984	46,522	(23,538)	(50.6)
Occupancy expense	4,800	5,903	(1,103)	(18.7)
Depreciation and amortization	8,931	10,592	(1,661)	(15.7)
Servicing expense	8,427	8,532	(105)	(1.2)
Other interest expense	45,129	42,504	2,625	6.2
Total expenses	311,003	305,128	5,875	1.9

Income (loss) before income taxes	3,595	(39,467)	43,062	109.1
Income tax expense (benefit)	923	(5,205)	6,128	117.7
Net income (loss)	2,672	(34,262)	36,934	107.8
Net income (loss) attributable to noncontrolling interests	1,303	(17,663)	18,966	107.4
Net income (loss) attributable to loanDepot, Inc.	$1,369	$(16,599)	$17,968	(108.2)%
The increase in net income (loss) of $36.9 million was primarily due to a $48.9 million increase in total net revenues, offset by a $5.9 million increase in total expenses. The increase in total revenues was primarily due to an increase in gain on origination and sale of loans, net from increased volume, higher gain on sale margins, and an increase in other income as the result of fair value gains on trading securities and income from loans held for investment. The increase in total expenses was driven by an increase in personnel expense as headcount increased, higher commission expense and an increase in direct origination expense due to increased origination volumes, offset by a decrease in general and administrative expense as the result of the insurance claim receivable related to the Cybersecurity Incident.
Revenues
Net Interest Income. Net interest income primarily represents income earned on LHFS offset by interest expenses on amounts borrowed under warehouse and other lines of credit to finance these loans until sold. Our LHFS are generally tied to longer-term interest rates while our warehouse lines of credit are tied to short-term interest rates. Therefore, our net interest income is impacted by the term structure of market interest rates. The decrease in net interest income was due to higher cost of funds on warehouse lines as short-term interest rates were higher during the third quarter 2024 and an increase in loans financed on warehouse lines resulting in a $142.7 million increase in average balance of warehouse lines, partially offset by a higher yield on LHFS and $13.1 million increase in the average balance of LHFS.
Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2024	2023
Premium (discount) from loan sales	$81,081	$(64,973)	$146,054	224.8%
Fair value of servicing rights additions	62,039	80,068	(18,029)	(22.5)
Fair value gains (losses) on IRLC and LHFS	39,383	(39,162)	78,545	200.6
Fair value (losses) gains from Hedging Instruments	(73,699)	86,946	(160,645)	(184.8)
Discount points, rebates and lender paid costs	86,116	83,772	2,344	2.8
Recovery of loan loss obligation for loans sold	3,107	2,198	909	41.4
Total gain on origination and sale of loans, net	$198,027	$148,849	$49,178	33.0%

The $49.2 million or 33.0% increase in gain on origination and sale of loans, net was driven by higher IRLC volume and higher gain on sale margins, partially offset by a decrease in fair value of servicing rights additions from the lower balance of loans sold with servicing rights retained.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $5.9 million, or 33.5%, increase in origination income, net, was the result of a 9.5% increase in loan origination volumes and an increase in HELOC origination fees associated with the growth in HELOC volume.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $3.2 million or 2.7% reflects higher ancillary income from interest earned on custodial funds due to higher interest rates and higher average custodial balances and increased late fees, partially offset by reduced servicing fee income collections from bulk sales completed in the prior quarter.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The decrease of $20.9 million reflects an increased loss of $19.4 million in fair value, net of hedge and a $3.0 million increase in prepayments due to declining interest rates during the three months ended September 30, 2024.
Other Income. Other income includes our pro rata share of net earnings from joint ventures, fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS, interest income and fair value gains or losses in our trading securities, interest on cash deposits and interest income and fair value gains or losses from loans held for investment. The increase of $12.8 million, or 95.6%, is primarily related to a $7.1 million increase in fair value gains on trading securities from declining interest rates and $4.9 million of income related to loans held for investment including $3.4 million in fair value gains, partially offset by a $1.1 million decrease in income from joint ventures.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The $19.9 million or 14.1% increase in personnel expense was attributable to increases in origination volumes with higher salaries and benefits of $9.9 million from an 8.7% increase in headcount and volume-related increases in commissions of $10.0 million. As of September 30, 2024, we had 4,615 employees compared to 4,532 employees as of September 30, 2023.
Marketing and Advertising Expense. The $2.4 million or 7.0% increase in marketing expense primarily related to an increase in organic lead generation as mortgage demand increased from lower interest rates.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $7.4 million or 46.8% increase in direct origination expense was the result of an increase in loan originations and an industry-wide increase in pricing for credit reporting fees.
General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $23.5 million or 50.6% decrease in general and administrative expense is primarily related to a $19.6 million decrease in professional and consulting services as the result of a $20.0 million insurance claim receivable related to the Cybersecurity Incident.
Other Interest Expense. The $2.6 million or 6.2% increase in other interest expense is primarily related to the higher interest rate on our Senior Notes resulting from the second quarter debt exchange, offset somewhat by the lower total balance of notes, and an increase in other secured financings from the loan securitization completed in the second quarter of 2024, partially offset by a decrease in interest expense related to the decrease in MSR financing.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2024	2023
	(Unaudited)
REVENUES:
Net interest (expense) income	$(2,187)	$1,812	$(3,999)	(220.7)%
Gain on origination and sale of loans, net	481,007	411,336	69,671	16.9
Origination income, net	56,775	48,088	8,687	18.1
Servicing fee income	373,273	360,329	12,944	3.6
Change in fair value of servicing rights, net	(162,619)	(126,968)	(35,651)	(28.1)
Other income	56,523	50,798	5,725	11.3
Total net revenues	802,772	745,395	57,377	7.7
EXPENSES:
Personnel expense	436,683	440,258	(3,575)	(0.8)
Marketing and advertising expense	95,811	104,520	(8,709)	(8.3)
Direct origination expense	62,841	50,352	12,489	24.8
General and administrative expense	153,889	157,473	(3,584)	(2.3)
Occupancy expense	15,113	18,083	(2,970)	(16.4)
Depreciation and amortization	27,329	31,339	(4,010)	(12.8)
Servicing expense	25,155	19,116	6,039	31.6
Other interest expense	144,676	128,619	16,057	12.5
Total expenses	961,497	949,760	11,737	1.2
Loss before income taxes	(158,725)	(204,365)	45,640	22.3
Income tax benefit	(24,040)	(28,622)	4,582	16.0
Net loss	(134,685)	(175,743)	41,058	23.4
Net loss attributable to noncontrolling interests	(69,588)	(92,793)	23,205	25.0
Net loss attributable to loanDepot, Inc.	$(65,097)	$(82,950)	$17,853	(21.5)%

The decrease of $41.1 million, or 23.4% in net loss was due to an $57.4 million increase in total net revenues, offset by a $11.7 million increase in total expenses. The increase in total revenues was primarily due to an increase in gain on origination and sale of loans, net from higher gain on sale margin and an increase in servicing fee income due to an increase in ancillary income. The increase in total expenses was driven by increases in direct origination expense and other interest expense, partially offset by a decrease in personnel and marketing and advertising expenses.
Revenues
Net Interest Income. The decrease in net interest income was predominately driven by higher cost of funds on warehouse lines as short-term interest rates were higher during the nine months ended September 30, 2024 and an increase in loans financed on warehouse lines resulting in a $100.8 million increase in the average balance of warehouse lines, partially offset by a higher yield on LHFS and $8.1 million increase in the average balance of LHFS.
Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2024	2023
Premium (discount) from loan sales	$100,406	$(108,289)	$208,695	192.7%
Fair value of servicing rights additions	176,529	215,229	(38,700)	(18.0)
Fair value gains on IRLC and LHFS	36,899	10,725	26,174	244.0
Fair value (losses) gains from Hedging Instruments	(65,218)	81,291	(146,509)	(180.2)
Discount points, rebates and lender paid costs	220,111	222,332	(2,221)	(1.0)
Recovery of (provision for) loan loss obligation for loans sold	12,280	(9,952)	22,232	223.4
Total gain on origination and sale of loans, net	$481,007	$411,336	$69,671	16.9%

The $69.7 million or 16.9% increase in gain on origination and sale of loans, net was primarily driven by higher gain on sale margin and a recovery of loan losses from improved credit performance and reduced exposure as our peak production years have met required payment histories.
Origination Income, Net. The $8.7 million or 18.1% increase in origination income, net, was primarily the result of an increase in HELOC fees associated with the growth in HELOC volume.
Servicing Fee Income. The $12.9 million or 3.6% increase was the result of higher ancillary income from interest earned on custodial funds due to higher interest rates and higher average custodial balances and increased late fees, partially offset by a decrease in servicing fee collections related to the decrease in the average UPB of our servicing portfolio from bulk sales completed in the second quarter of 2024.
Change in Fair Value of Servicing Rights, Net. The decrease of $35.7 million or 28.1% reflects an increased loss of $25.1 million in fair value, net of hedge, a provision for losses of $6.3 million due to the two bulk sales completed during the second quarter of 2024, and a $5.0 million increase in fallout and decay.
Other Income. The increase of $5.7 million, or 11.3%, is primarily related to $5.7 million in income related to loans held for investment, $4.8 million increase in trading securities fair value gains from declining interest rates, offset by a $4.0 million decrease in income from joint ventures and $1.1 million decrease in title and escrow fees.
Expenses
Personnel Expense. The decrease of $3.6 million or 0.8% is primarily due to a $5.6 million decrease in salaries and benefits as a result of a 10.1% decrease in average headcount and a decrease of $5.5 million in severance expenses, offset by a $7.5 million increase in commissions primarily due to guarantees paid associated with lost volume during the Cybersecurity Incident during the first quarter 2024.
Marketing and Advertising Expense. The decrease of $8.7 million or 8.3% primarily reflects the lower level of market refinance volume available to route to our consumer direct channel as well as our decision to suspend certain marketing expenditures during the Cybersecurity Incident.
Direct Origination Expense. The $12.5 million or 24.8% increase in direct origination expense was the result of increased credit reporting fees during the period related to an industry-wide increase in pricing for credit reporting fees.

General and Administrative Expense. The $3.6 million or 2.3% decrease in general and administrative expense is primarily related to a $7.5 million decrease in impairment and other real estate exit costs related to the consolidation and reduction of office leases as well as decreases in maintenance, office costs and software subscriptions, offset by a $4.0 million increase in professional and consulting services as the result of cybersecurity related costs and litigation settlement accrual.
Servicing Expense. The increase of $6.0 million or 31.6% in servicing expense reflects an increase in default and loss mitigation expense associated with an increase in delinquencies and average age of loans serviced, partially offset by a decrease in our servicing portfolio.
Other Interest Expense. The $16.1 million or 12.5% increase in other interest expense was the result of a $5.7 million loss on debt extinguishment of the 2025 Senior Notes compared to a $1.7 million gain on debt extinguishment in the prior period, $3.3 million increase related to other secured financing, $2.3 million increase related to the higher interest rate on outstanding Senior Notes, $1.4 million increase related to secured credit facilities and $1.6 million increase related to Term Notes.

Balance Sheet Highlights
September 30, 2024 Compared to December 31, 2023
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$483,048	$660,707	$(177,659)	(26.9)%
Restricted cash	95,593	85,149	10,444	12.3
Loans held for sale, at fair value	2,790,284	2,132,880	657,404	30.8
Loans held for investment, at fair value	122,066	—	122,066	N/A
Derivative assets, at fair value	68,647	93,574	(24,927)	(26.6)
Servicing rights, at fair value	1,542,720	1,999,763	(457,043)	(22.9)
Trading securities, at fair value	92,324	92,901	(577)	(0.6)
Property and equipment, net	62,974	70,809	(7,835)	(11.1)
Operating lease right-of-use assets	23,020	29,433	(6,413)	(21.8)
Loans eligible for repurchase	860,300	711,371	148,929	20.9
Investments in joint ventures	17,899	20,363	(2,464)	(12.1)
Other assets	258,752	254,098	4,654	1.8
Total assets	$6,417,627	$6,151,048	$266,579	4.3%

LIABILITIES & EQUITY
Warehouse and other lines of credit	$2,565,713	$1,947,057	$618,656	31.8%
Accounts payable, accrued expenses and other liabilities	381,543	379,971	1,572	0.4
Derivative liabilities, at fair value	22,143	84,962	(62,819)	(73.9)
Liability for loans eligible for repurchase	860,300	711,371	148,929	20.9
Operating lease liability	38,538	49,192	(10,654)	(21.7)
Debt obligations, net	1,957,341	2,274,011	(316,670)	(13.9)
Total liabilities	5,825,578	5,446,564	379,014	7.0
Total equity	592,049	704,484	(112,435)	(16.0)
Total liabilities and equity	$6,417,627	$6,151,048	$266,579	4.3%

Cash and Cash Equivalents. The $177.7 million or 26.9% decrease in cash and cash equivalents relates to net losses for the year and repayment of debt obligations, partially offset by proceeds from servicing rights sales and financing from net warehouse advances.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $657.4 million or 30.8% increase reflects $17.0 billion in loan originations and $462.5 million in repurchases, partially offset by $16.5 billion in loan sales, $201.0 million in principal payments and a $122.5 million transfer of loans to loan held for investment.
Loans Held for Investment, at Fair Value. Loans held for investment, at fair value, of $122.1 million are the residential mortgage loans securitized in the second quarter of 2024. The securitization transaction did not qualify for sale treatment and was recorded as a secured borrowing. As a result, the loans held for investment and corresponding securitization debt remain on the consolidated balance sheets.

Servicing Rights, at Fair Value. The $457.0 million or 22.9% decrease included a $503.8 million reduction from the sale of servicing rights associated with $31.9 billion in UPB, $119.8 million from principal amortization and prepayments, and $8.7 million decrease in fair value, partially offset by $176.5 million of capitalized servicing rights from servicing-retained loan sales.
Warehouse and Other Lines of Credit. The increase of $618.7 million or 31.8% was the result of loan originations outpacing loan sales by $658.1 million during the nine months ended September 30, 2024.
Debt Obligations, net. The decrease of $316.7 million or 13.9% included a decrease in MSR facilities of $262.0 million and a decrease in Senior Notes related to the debt exchange of $180.6 million, partially offset by an increase of $100.9 million in other secured financings due to the loan securitization and an increase of $22.8 million in servicing advance facilities.
Equity. Total equity was $592.0 million and $704.5 million as of September 30, 2024 and December 31, 2023, respectively. The decrease was attributed to a net loss of $134.7 million and the repurchase of treasury shares at cost of $2.3 million to net settle and withhold tax on vested RSUs, partially offset by stock-based compensation of $19.0 million and an increase to additional paid in capital of $6.6 million primarily related to the TRA liability and deferred taxes.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of September 30, 2024, unrestricted cash and cash equivalents were $483.0 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $534.3 million.
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
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of September 30, 2024, the Company was in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
Seller/Servicer Financial Requirements
As seller and servicer, we are subject to minimum net worth, liquidity and other financial requirements. In 2022, both FHFA and Ginnie Mae revised these requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing

UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. As of September 30, 2024, we were in compliance with these financial requirements.
Revised FHFA and Ginnie Mae seller servicer minimum financial eligibility requirements effective December 31, 2023 include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024. As of September 30, 2024, we were in compliance with these financial requirements.
Ginnie Mae is implementing a risk-based capital requirement effective December 31, 2024. We are assessing the impact of these upcoming requirements but anticipate no significant change in our ability to meet financial eligibility requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the three months ended September 30, 2024, our loans remained on warehouse lines for an average of 17 days. Our warehouse facilities are generally short-term borrowings with original maturities of one year and our securitization facility is a two year term. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 69% of the mortgage loans that we originated during the nine months ended September 30, 2024 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to many private investors.
As of September 30, 2024, we maintained revolving lines of credit with eight counterparties providing warehouse and securitization facilities with borrowing capacity totaling $3.1 billion of which $0.7 billion was committed. Our $3.1 billion of capacity as of September 30, 2024 was comprised of $2.8 billion with maturities staggered through September 2025 and a $300.0 million securitization facility that matures in September 2026. As of September 30, 2024, we had $2.6 billion of borrowings outstanding and $0.5 billion of additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 9- Warehouse and Other Lines of Credit of the Notes to Consolidated Financial Statements contained in Item 1.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut.” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of September 30, 2024, we had a total of $6.1 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $4.8 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of September 30, 2024, MSR facilities secured by Fannie Mae and Freddie Mac MSRs had an outstanding balance of $542.8 million, secured by MSRs totaling $874.8 million. As of September 30, 2024, our Ginnie Mae MSR facility had an outstanding balance of $175.9 million in variable funding notes and $200.0 million in Term Notes, secured by Ginnie Mae MSRs totaling $590.8 million.
Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of September 30, 2024 there were outstanding securities financing facilities of $78.2 million, secured by trading securities with a fair value of $92.3 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of September 30, 2024 the outstanding balance on our servicing advance facilities was $50.8 million secured by servicing advance receivables totaling $67.1 million.
Other secured financings as of September 30, 2024 consisted of securitization debt of $100.9 million, net of $8.5 million in discount and $1.3 million in deferred financing costs and related to the securitization of a pool of residential mortgage loans held by a VIE. Consolidated VIEs are further discussed in Note 8 - Variable Interest Entities of the Notes to Consolidated Financial Statements contained in Item 1.
Unsecured debt obligations as of September 30, 2024 consisted of Senior Notes totaling $808.7 million net of $9.6 million of deferred financing costs and a discount of $41.5 million. Periodically, and in accordance with applicable laws ,and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. During the second quarter of 2024, we repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. Debt obligations are further discussed in Note 10- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
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
Contractual Obligations and Commitments
Our estimated contractual obligations as of September 30, 2024 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$2,565,713	$2,265,713	$300,000	$—	$—
Debt obligations (1)
Secured credit facilities	849,039	616,039	233,000	—	—
Term Notes	200,000	—	200,000	—	—
Senior Notes	859,816	—	19,795	840,021	—
Other secured financings(2)	110,732	—	—	—	110,732
Operating lease obligations (3)	46,997	17,832	23,906	5,259	—
Naming and promotional rights agreements	53,785	22,299	11,986	12,000	7,500
Total contractual obligations	$4,686,082	$2,921,883	$788,687	$857,280	$118,232

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
Off-Balance Sheet Arrangements
As of September 30, 2024, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total net revenue	$314,598	$265,661	$802,772	$745,395
Valuation changes in servicing rights, net of hedging gains and losses(1)	14,901	(4,545)	35,546	10,457
Adjusted total revenue	$329,499	$261,116	$838,318	$755,852
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

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss) attributable to loanDepot, Inc.	$1,369	$(16,599)	$(65,097)	$(82,950)
Net income (loss) from the pro forma conversion of Class C common stock to Class A common stock(1)	1,303	(17,663)	(69,588)	(92,793)
Net income (loss)	2,672	(34,262)	(134,685)	(175,743)
Adjustments to the (provision) benefit for income taxes(2)	(326)	4,845	17,982	25,054
Tax-effected net income (loss)	2,346	(29,417)	(116,703)	(150,689)
Valuation changes in servicing rights, net of hedging gains and losses(3)	14,901	(4,545)	35,546	10,457
Stock-based compensation expense	8,200	3,940	18,952	15,619
Restructuring charges(4)	1,853	2,007	7,105	8,357
Cybersecurity incident(5)	(18,880)	—	22,760	—
Loss (gain) on extinguishment of debt	—	(1,651)	5,680	(1,690)
Loss (gain) on disposal of fixed assets	3	93	(25)	1,105
Other impairment(6)	10	129	1,202	470
Tax effect of adjustments(7)	(1,356)	233	(22,826)	(8,046)
Adjusted net income (loss)	$7,077	$(29,211)	$(48,309)	$(124,417)
(1)Reflects net income (loss) to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the (provision) benefit for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	4.01	6.43	4.84	6.00
Effective income tax rate	25.01%	27.43%	25.84%	27.00%

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
(5)Represents expenses directly related to the Cybersecurity Incident, net of expected insurance recoveries, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, professional fees including legal expenses, litigation settlement costs, and commission guarantees. During the three months ended September 30, 2024, the Company recorded a $20.0 million receivable for reimbursement from its insurers. During the nine months ended September 30, 2024, the Company recorded $35.0 million for an insurance reimbursement and receivable, and an accrual of $25.0 million in connection with class action litigation related to the Cybersecurity Incident.
(6)Represents lease impairment on corporate and retail locations..
(7)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss) attributable to loanDepot, Inc.	$1,369	$(16,599)	$(65,097)	$(82,950)
Adjusted net income (loss)	7,077	(29,211)	(48,309)	(124,417)
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	332,532,984	175,962,804	183,041,489	173,568,986
Assumed pro forma conversion of weighted average Class C shares to Class A common stock(1)	—	147,171,089	142,333,213	148,741,661
Adjusted diluted weighted average shares outstanding	332,532,984	323,133,893	325,374,702	322,310,647
(1)Reflects the assumed pro forma exchange and conversion of anti-dilutive Class C common shares.

Reconciliation of Net Income (Loss) to Adjusted EBITDA (LBITDA) (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$2,672	$(34,262)	$(134,685)	$(175,743)
Interest expense — non-funding debt(1)	45,129	42,504	144,676	128,619
Income tax expense (benefit)	923	(5,205)	(24,040)	(28,622)
Depreciation and amortization	8,931	10,592	27,329	31,339
Valuation changes in servicing rights, net of hedging gains and losses(2)	14,901	(4,545)	35,546	10,457
Stock-based compensation expense	8,200	3,940	18,952	15,619
Restructuring charges(3)	1,853	2,007	7,105	8,357
Cybersecurity incident(4)	(18,880)	—	22,760	—
Loss (gain) on disposal of fixed assets	3	93	(25)	1,105
Other impairment(5)	10	129	1,202	470
Adjusted EBITDA (LBITDA)	$63,742	$15,253	$98,820	$(8,399)
(1)Represents other interest expense, which includes gain or loss on extinguishment of debt and amortization of debt issuance costs and debt discount, in the Company’s consolidated statements of operations.
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
(4)Represents expenses directly related to the Cybersecurity Incident, net of expected insurance recoveries, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, professional fees including legal expenses, litigation settlement costs, and commission guarantees. During the three months ended September 30, 2024, the Company recorded a $20.0 million receivable for reimbursement from its insurers. During the nine months ended September 30, 2024, the Company recorded $35.0 million for an insurance reimbursement and receivable, and an accrual of $25.0 million in connection with class action litigation related to the Cybersecurity Incident.
(5)Represents lease impairment on corporate and retail locations.
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at September 30, 2024 was 43 days; and our average holding period of the loan from funding to sale was 32 days for the nine months ended September 30, 2024.
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
We record a provision for losses relating to such representations and warranties as part of our loan sale transactions. The level of the liability for losses from representations and warranties is difficult to estimate and requires considerable management judgment. The level of loan repurchase losses is dependent on economic factors, trends in property values, investor repurchase demand strategies, and other external conditions, including interest rates, that may change over the lives of the underlying loans. We evaluate the adequacy of our liability for losses from representations and warranties based on our loss experience and our assessment of incurred losses relating to loans that we have previously sold and which remain outstanding at the balance sheet date. As our portfolio of loans sold subject to representations and warranties grows and as economic fundamentals change, such adjustments can be material. However, we believe that our current estimates adequately approximate the losses incurred on our sold loans subject to such representations and warranties.
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the nine months ended September 30, 2024 and 2023, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 1, 2024, we issued to stockholders 174,528 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On August 1, 2024, we issued to stockholders 1,534,745 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On September 3, 2024, we issued to stockholders 2,034,745 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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
10.1#
Amendment No. 8, dated September 20, 2024, by and among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC to the Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 24, 2024).

10.2#
Amendment No. 6, dated September 20, 2024, by and between Bank of America, N.A. and loanDepot.com, LLC to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 24, 2024).

10.3#
Indenture dated September 27, 2024, by and among Mello Warehouse Securitization Trust 2024-1, loanDepot.com, LLC, U.S. Bank Trust Company, National Association and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.4#
Master Repurchase Agreement dated September 27, 2024, by and between loanDepot.com, LLC and Mello Warehouse Securitization Trust 2024-1 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.5
Guaranty dated as of September 27, 2024, by LD Holdings Group LLC in favor of Mello Warehouse Securitization Trust 2024-1 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.6
Third Amendment dated September 27, 2024, to the First Amended and Restated Master Repurchase Agreement, dated September 30, 2022, by and between loanDepot.com, LLC and JPMorgan Chase Bank, National Association (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.7#
Amendment No. 6 to Series 2020-VF1 Indenture Supplement, dated September 27, 2024, by and among loanDepot Agency Advance Receivables Trust, as issuer, Citibank, N.A. as indenture trustee, calculation agent, paying agent, custodian and securities intermediary, loanDepot.com, LLC as servicer and administrator, JPMorgan Chase Bank, N.A., as administrative agent, and consented to by JPMorgan Chase Bank, N.A. as noteholder of the Series 2020-VF1 Variable Funding Notes (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.8#
Amendment No. 3 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated September 27, 2024, by and among loanDepot.com, LLC, as seller, and JPMorgan Chase Bank, National Association, as purchaser (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.9
Amendment Number Two to the Amended and Restate Credit and Security Agreement, dated October 11, 2024, among loanDepot.com, LLC, as borrower, Flagstar Bank, National Association, as administrative agent, and Flagstar Bank, National Association, as lender and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 22, 2024).

10.10#
Master Repurchase Agreement, dated October 30, 2024, among loanDepot.com, LLC, loanDepot JPM Warehouse Trust, and JPMorgan Chase Bank, National Association (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 1, 2024).

10.11
Guaranty, dated October 30, 2024, made by loanDepot.com, LLC in favor of JPMorgan Chase Bank, National Association (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 1, 2024).

10.12#
Fourth Amendment to the Second Amended and Restate Master Repurchase Agreement, dated October 31, 2024, between loanDepot.com, LLC and Everbank, N.A. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 1, 2024).

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

LOANDEPOT, INC.

Dated: November 12, 2024	By:	/s/ Frank Martell
	Name:	Frank Martell
	Title:	President and Chief Executive Officer

Dated: November 12, 2024	By:	/s/ David Hayes
	Name:	David Hayes
	Title:	Chief Financial Officer