Form 10-K
period 2024-12-31
loanDepot, Inc.
filed 2025-03-13
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024 the aggregate market value of the registrant’s Common Stock, $0.0001 par value (“common stock”), held by non-affiliates was $109,750,423 based on the closing price as reported on the New York Stock Exchange on that date.
As of March 10, 2025, 104,724,387 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 126,531,285 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2025 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

loanDepot, Inc.
Annual Report on Form 10-K
December 31, 2024

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may contain the words “believe,” “anticipate,” “expect,” “intend,” “plan,” “predict,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases or future or conditional verbs such as “will,” “may,” “might,” “should,” “would,” or “could” and the negatives of those terms. Examples of forward-looking statements include, but are not limited to: information concerning our possible or assumed future results of operations, business strategies (including Project North Star plans and benefits), technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities, effects of competition, operational efficiencies, and impact of the cybersecurity incident that occurred in the first quarter of 2024.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ from those described in the forward-looking statement include, without limitation, those described in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Agencies	GSEs, FHA, FHFA and certain other federal governmental authorities
ART	Artemis Management, LLC (direct wholly-owned subsidiary of LD Holdings)
CFPB	Consumer Financial Protection Bureau
ECOA	Equal Credit Opportunity Act
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FIRREA	Financial Institutions Reform, Recovery, and Enforcement Act of 1989
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
Ginnie Mae	Government National Mortgage Association
GSE	Government Sponsored Enterprises, namely Fannie Mae and Freddie Mac
HELOC	home equity line of credit
HOEPA	Home Ownership and Equity Protection Act of 1994
HUD	Department of Housing and Urban Development
IRLC	interest rate lock commitments
LD Holdings	LD Holdings Group LLC
LDLLC	loanDepot.com, LLC (direct subsidiary of LD Holdings)
LDSS	LD Settlement Services, LLC (direct wholly-owned subsidiary of LD Holdings)
LHFI	loans held for investment
LHFS	loans held for sale
LTV	loan-to-value
MBA	Mortgage Bankers Association
MBS	mortgage-backed securities
MCS	mello Credit Strategies, LLC (direct wholly-owned subsidiary of LD Holdings)
Mello	mello Holdings, LLC (direct wholly-owned subsidiary of LD Holdings)
MSR	mortgage servicing rights
RESPA	Real Estate Settlement Procedures Act
TBA MBS	to be announced mortgage-backed securities
TILA	Truth in Lending Act
UPB	unpaid principal balance
VA	Department of Veterans Affairs
VIE	Variable Interest Entity

Numerical figures included in this Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

All references to years, unless otherwise noted or indicated by the context, refer to our fiscal years, which end on December 31.

Item 1. Business

Our Company

We are a leading provider of lending solutions that make the American dream of homeownership more accessible and achievable for all, especially the increasingly diverse communities of first-time homebuyers, through a broad suite of lending and real estate services that simplify one of life's most complex transactions. We launched our business in 2010 to disrupt the legacy mortgage industry and make obtaining a mortgage a positive experience for consumers. Our goal is to be the lender of choice for consumers and the employer of choice by being a company that operates on sound principles of exceptional value, ethics, and transparency. We offer a wide variety of loan products and our in-house servicing platform complements our loan origination strategy. We are the sixth largest retail-focused non-bank mortgage originator and the eighth largest overall retail originator (based on data through March 13, 2025, published by Inside Mortgage Finance).

Market Considerations

During 2023 and 2024, the U.S. residential mortgage market experienced the impact of geopolitical risks and inflation, leading the Federal Reserve to raise interest rates and transition from a low-rate to a rising-rate environment. In July 2023, the Federal Reserve increased the Federal Funds rate to a range of 5.25% - 5.50%. Concurrently, the average rate for a 30-year fixed rate mortgage as reported by the St. Louis Fed increased during this period and peaked in October 2023. The heightened rate environment negatively affected the affordability and loan qualification of homebuyers and decreased demand for refinancing, shrinking mortgage loan origination volumes.

Actions taken by the Federal Reserve to impact short-term interest rates do not always have a corresponding impact on long-term interest rates, which more significantly influence the price of a fixed-rate mortgages. Despite the Federal Reserve reducing the Federal Funds rate three times in 2024 to a range of 4.25% - 4.50%, the 30-year fixed rate mortgages remained elevated except for a brief period during the third quarter of 2024 when long-term rates decreased somewhat only to return to higher levels in the fourth quarter of 2024.

In February 2025, the MBA forecast a 16% increase in U.S. annual one-to-four family residential mortgage origination volume from $1.8 trillion in 2024 to $2.1 trillion in 2025, with a 30% increase in refinance activity. However, prevailing interest rates and strength of the housing market coupled with existing economic conditions such as market volatility, geopolitical risks, inflation, and uncertainties in the banking sector, contribute to inherent uncertainties in estimates and assumptions.

Vision 2025 and Project North Star

In response to the headwinds posed by challenging market dynamics beginning in 2022, we introduced our Vision 2025 Plan in July 2022, characterized by four key elements:
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

Vision 2025 was a critical factor in our successful navigation of unprecedented and challenging market conditions.
During the third quarter of 2024 we announced the completion of Vision 2025 and the launch of Project North Star, the Company’s strategic blueprint for the next three years. Project North Star builds on the foundational imperatives of Vision 2025, including our focus on durable revenue growth, positive operating leverage, best in class productivity and investments in platforms and solutions that support and ultimately transform our customers’ homeownership journey. Project North Star is comprised of five initiatives:

1.Becoming the lifetime lending partner of choice for homeowners, with an emphasis on first-time home buyers. We plan to develop and launch a unique AI-powered relationship management and engagement platform that allows our customers to optimize their home buying, selling, equity optimization and home management experience.
2.Growing our purchase mortgage reach and capabilities through an expanded geographic footprint and partnerships with key industry participants, including realtors and builders, increasing our share of originations
3.Continuing to invest in and scale our servicing portfolio and maintain best-in-class recapture rates.
4.Building out our “low touch” automated, data-driven mortgage loan processing workflow to drive operating leverage, quality, and faster turn times. We believe this will support a superior customer experience and ultimately higher revenue by delivering consistent, durable margins and profitability.
5.Becoming the mortgage industry’s employer of choice, by successfully recruiting, developing and retaining the best talent available. We intend to continue to simplify our organization, reduce management layers and eliminate unnecessary silos to increase innovation and ownership throughout the Company.

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
iv)Home equity lines of credit and closed-end second liens: we originate home equity lines of credit and closed-end second liens that are designed to provide homeowners access to efficient capital by accessing the equity that borrowers have accumulated in their homes.

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

Joint Ventures and Other Referral Partners: We've formed joint ventures with national home builders and affinity partners, aiming to offer integrated mortgage products. This approach reduces acquisition costs compared to our other channels. Our collaboration with home builders in this channel emphasizes a high percentage of purchase originations. Additionally, we source originations through direct referrals from our partners' customer interactions.

Servicing

Servicing involves collecting loan payments, sending principal and interest payments to investors, managing escrow funds for mortgage-related expenses like taxes and insurance, conducting loss mitigation activities on behalf of investors, and administering our mortgage loan servicing portfolio in compliance with state and federal regulations. Unlike origination and sale, servicing revenues are recurring in nature and repeat throughout the life of the underlying mortgage loan. In February 2023, we completed the transition of our servicing portfolio to our in-house platform. For the years ended December 31, 2024 and 2023, we retained servicing rights on 63% and 66% of loans sold, respectively. We service loans on behalf of investors or owners of the underlying mortgages, and because we do not generally hold loans for investment purposes, our loss exposure is limited to investor guidelines regarding the servicing of delinquent loans. As of December 31, 2024, we serviced 417,875 customers with $116.0 billion in UPB of residential mortgage loans, 79% of which was associated with FICO scores above 680. Our servicing portfolio is comprised of 56% Agency MSRs associated with mortgage loans that conform to the guidelines set forth by GSEs, and 34% Government MSRs associated with mortgage loans that are insured or guaranteed by government agencies, primarily through Ginnie Mae mortgage-backed securities.

Our servicing portfolio and in-house capabilities complement our loan origination strategy. In addition to fees we earn from servicing the loans, we also derive value from the ability to “recapture” the subsequent refinance or purchase mortgage business of borrowers in the servicing portfolio. The value of the recapture business is comprised of both the gain on sale revenue from the origination and with lower marketing expenses than a non-recapture origination. Our preliminary organic refinance, consumer-direct recapture rate for the year ended December 31, 2024 was 70%. We define organic refinance, consumer-direct recapture rate as the total UPB of loans in our servicing book that are paid in full for purposes of refinancing the loan on the same property, with the Company acting as lender on both the existing and new loan, divided by the UPB of loans in our servicing book that are paid in full for the purpose of refinancing the loan on the same property.

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

Risk Management

Our experienced management team understands the importance of risk management, employing enterprise-wide risk management principles and policies to guide their decision making and business strategy. Our risk management objectives include an effective and scalable environment and resource and process optimization; anticipation and mitigation of emerging risks; consistent application of risk framework principles; maintenance of satisfactory positions with regulatory agencies, investors, lenders and other critical counterparties; maintenance of adequate capital to satisfy our internal, regulatory and agency requirements; holding adequate liquidity to fund our business through both normal and stressed environments; mitigation of credit risk exposure; and management towards attractive long-term risk-adjusted returns on capital.

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

Liquidity is crucial to the overall success of our business and is primarily managed by our treasury and capital markets teams. We have historically maintained liquidity levels that are designed to allow us to fund our loan origination business, manage our day-to-day operations and protect us against foreseeable market risks. Our sources of liquidity include loan funding warehouse facilities, MSR and servicing advance facilities, off-balance sheet gestation facilities, as well as cash on hand. As of December 31, 2024, we had $421.6 million of cash and cash equivalents, along with $3.7 billion of loan funding capacity across nine credit facilities, of which $2.4 billion was outstanding. Our $3.7 billion loan funding capacity was comprised of maturities staggered throughout 2025 and 2026.

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
•brand recognition and trust;
•product selection; and
•effectiveness of customer acquisition.

We believe we compete favorably on the basis of our proprietary technology, diversified customer acquisition model and origination channels, scale, brand, and broad suite of products. We have increased our originations market share from 1.0% in 2014 to 1.4% for the year ended December 31, 20241 and we believe our strong consumer brand and proprietary technology platform have positioned us to continue gaining additional share.

Regulatory Compliance

We operate within a complex area of the financial services industry, and our business requires a significant compliance and regulatory infrastructure. We have developed an operating platform designed to meet the needs of today’s compliance and regulatory environment. We leverage our proprietary technology powered by mello® and automated systems, which are designed to reduce errors and standardize processes.

We employ an in-house team of lawyers and other professionals dedicated to legal, regulatory and compliance related matters. Our compliance functions sit independently of our production operations from a reporting perspective, which allows for autonomy. However, our compliance department also works alongside the production areas of our organization on a day-to-day basis, which enables our compliance function and business units to collaborate and work more efficiently. We regularly and proactively engage with our regulators to stay ahead of regulatory trends. In addition, we utilize third-party verification and internal audit procedures to assist with compliance as appropriate. We view our infrastructure and culture of compliance to be a competitive advantage, as it enables us to leverage our platform and rapidly scale our business while minimizing, as much as possible, compliance risk.

1 Total market originations based on data as of December 2024, from the Mortgage Bankers Association.

Supervision and Regulation

We describe below the material elements of the regulatory and supervisory framework applicable to us. Statutes, regulations and policies that affect mortgage lending and servicing are continually under review by Congress, state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory and supervisory framework applicable to originators, lenders and facilitators in the mortgage loan markets is generally intended to protect consumers and not investors in such companies.

Supervision and Enforcement

Because we are not a depository institution, we generally do not benefit from federal preemption of state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, we must comply with state licensing requirements in all of the states in which we conduct business. We are licensed as a loan originator in all 50 states and the District of Columbia and also are licensed as a loan servicer and loan broker in states and jurisdictions where we are required to be licensed. We are also subject to an extensive framework of state laws and regulations in the jurisdictions in which we do business, and to periodic audits and examinations conducted by the state regulators to ensure compliance with those laws and regulations. From time to time, we receive requests from state regulators and other agencies for records, documents and information regarding our policies, procedures and practices related to our loan origination, loan facilitation, loan servicing and debt collection operations. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities.

We are also subject to supervision and enforcement activity by federal government entities. Under the Dodd-Frank Act, the CFPB was established in 2011 to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB has broad supervisory and enforcement powers with regard to nonbanking companies, such as us, that engage in the origination and servicing of mortgage loans. As an approved originator and servicer of loans that are guaranteed by FHA and VA, and loans that are sold to Fannie Mae and Freddie Mac, our operations also may be reviewed by these, and other entities with whom we do business. We are also subject to oversight by the Federal Trade Commission, Department of Justice, HUD and FHFA.

Federal, State and Local Regulation

Our business is highly regulated. Regulatory and legal requirements are subject to change and may become more restrictive, making our compliance with these requirements more complex or expensive, or otherwise restricting our ability to conduct our business as it is now conducted. Changes in these regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition, liquidity and results of operations. We are subject to extensive federal laws and regulations as well as to numerous state-specific laws and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business.

The U.S. federal, state and local laws, rules and regulations to which we are subject, among other things:

•limit certain practices related to loan officer compensation;
•impose licensing obligations and financial requirements;
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

In addition, various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. HOEPA, which amended TILA, in particular prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. The Dodd-Frank Act amended HOEPA to enhance its protections. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. Also, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgaged-related assets, could subject us, as an originator, servicer, or as an assignee or purchaser, in the case of acquired loans, to monetary penalties and could result in the borrowers rescinding the affected residential loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially and adversely impact our results of operations, financial condition and business.

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

Human Capital

Our People. Our success is anchored in the dedication, expertise, and diversity of our workforce. As of December 31, 2024, we had approximately 4,900 employees.

Culture and Engagement. We are committed to fostering a workplace culture that values and respects the unique perspectives, backgrounds, and talents of every individual in accordance with equal employment opportunities laws. We believe that a workforce with broad perspectives, viewpoints and backgrounds enhances creativity, innovation, and overall business performance. Our team members are expected to complete annual training courses focused on promoting respect in the workplace. We also monitor pay equity across multiple dimensions on an annual basis, and we conduct employee surveys on a variety of topics to inform our programs and employee initiatives.

Training and Development. The training and development of our team members is a crucial driver of our success. In order to provide the best experience for our team members and customers, we provide extensive, best-in-class training for our sales, processing, underwriting, and servicing teams. This includes an intensive development program for those who are just starting their career in lending that provides the opportunity to become a fully-licensed professional.

We provide all team members with unrestricted access to professional development and leadership courses via our learning management system and support ongoing education through our tuition reimbursement program. In addition, our Leadership Academy programs prepare high performing, high potential leaders for roles of greater impact and influence through an immersive curriculum supported by assessments, simulations, and executive coaching. Workshops and Company-sponsored certification programs further contribute to keeping our workforce abreast of industry best practices.

Compensation and Rewards. We provide comprehensive benefits and well-being programs as well as competitive pay programs that provide employees with the opportunity to earn rewards based on individual, team, and Company performance. Our peer recognition program provides the opportunity for all team members to recognize their peers who demonstrate our core values in their everyday actions.

This multi-faceted approach underscores our commitment to investing in the development of our team members and enables our ability to attract and retain a highly skilled and engaged workforce.

Intellectual Property

As of December 31, 2024, we hold 34 registered United States trademarks and 27 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as 3 issued United States patents and 14 United States patent applications. Our other intellectual property rights consist of unregistered copyrights, common law trademarks or servicemarks, trade secrets, proprietary know-how and technological innovations that we have developed to maintain our competitive position.

Available Information

loanDepot files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and other required information with the Securities and Exchange Commission ("SEC"). Any document loanDepot files may be inspected, without charge, at the SEC's website at http://www.sec.gov. In addition, through our corporate website at www.investors.loandepot.com, loanDepot provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable after such reports are filed with the SEC where they can be reviewed without charge. The information found on our website is not a part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

An investment in our Class A Common Stock involves risk. You should carefully consider the following risks as well as the other information included in this annual report on Form 10-K and the information incorporated by reference herein. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. In such a case, the trading price of the Class A Common Stock could decline and you may lose all or part of your investment in our Company. Additionally, while some of the factors, events and contingencies described herein may have occurred in the past, the disclosures herein are not representations as to whether or not they have occurred, and are instead provided because future occurrences of such factors, events, or contingencies could have a material adverse effect. Certain statements below are forward-looking statements. See the information included under the heading "Cautionary Statement Regarding Forward-Looking Information" included elsewhere in this annual report on Form 10-K. Because of the following risk factors, as well as other variables affecting the Company’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Summary of Risk Factors

Below is a summary of the risk factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary can be found below and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock:

•We may not achieve some or all of the expected benefits of our Project North Star strategic plan.
•Our new products, services, enhancements or expansions may not achieve sufficient acceptance or result in anticipated efficiencies and revenues.
•We may fail to promote and maintain our brands in a cost-effective manner, or experience negative publicity.
•We may not be able to identify or consummate acquisitions or otherwise manage our future growth effectively.
•We may not be able to retain loans from customers who refinance.
•Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.
•Our models may fail to produce reliable and/or valid results.
•Our loan originations may be too geographically concentrated.
•We may be required to indemnify the purchasers of loans that we originate (including securitization trusts), or repurchase those loans.
•Our collateral for our loan funding facilities may decrease in value and require us to satisfy margin calls.
•Our servicing rights are highly volatile assets with continually changing values that my decrease or be inaccurate.
•We have liability exposure for the performance of our prior subservicer.
•Our in-house servicing of loans carries with it increased operational and compliance costs and risks.
•We are required to make servicing advances.
•Our counterparties may terminate our servicing rights.
•Our servicing rights portfolio may experience unanticipated increased delinquencies and defaults as it ages.
•We may incur increased costs and related losses in connection with foreclosure actions.
•We rely on our joint ventures and any failures in these relationships could decrease mortgage loan originations.
•Our business could be adversely affected by challenges to the MERS System.
•Our information about borrowers could be inaccurate, incomplete or misrepresented.
•Our underwriting guidelines may not be able to accurately predict the likelihood of defaults.
•Our financial statement assumptions and estimates, including those used for fair values, could be incorrect or inaccurate.
•Our vendor relationships subject us to a variety of risks and they may failure to adequately provide essential services.
•Our risk management policies and procedures may not be effective.

•Our business could suffer if we fail to attract and retain a highly skilled workforce, including senior management.
•We face litigation and legal proceedings that could have a material adverse effect on us.
•We may be impacted by severe weather, wildfires, natural disasters, health crises, terrorists and other catastrophic events.
•We may not adequately adapt to and implement technological changes and operate effective and reliable systems.
•Our use of artificial intelligence in our business, and challenges with properly managing its use could result in harm.
•We are subject to cyberattacks, information or security breaches and technology disruptions or failures.
•Our intellectual property and proprietary rights may be inadequate and we may encounter disputes.
•Our mortgage loan originations are highly dependent on macroeconomic and U.S. residential real estate market conditions.
•Our earnings have been and may be adversely affected by elevated interest rates and other market factors.
•Our industry is highly competitive, and we may not compete successfully.
•We may experience increases in mortgage loan delinquencies and defaults.
•We are vulnerable to adverse developments in the secondary mortgage loan market, including the MBS market.
•We operate in a highly regulated industry that is subject to federal, state and local laws that evolve regularly, as well as changing regulatory enforcement policies and priorities.
•We depend on the programs of the Agencies and Ginnie Mae and changes could materially alter our business.
•We are subject to regulatory investigations and inquiries and may incur fines, penalties and increased costs.
•We are subject to state licensing and operational requirements that result in substantial compliance costs.
•Our regulators at the federal and state levels are increasingly focused on privacy and information security.
•We rely on warehouse lines of credit and other sources of capital and liquidity to meet our financing requirements.
•Our indebtedness and other financial obligations may limit our financial and operating activities and our ability to incur additional debt to fund future needs.
•We depend on our subsidiaries for cash to fund all of our operations and expenses, including dividend payments, if any.
•We are a “controlled company” and rely on exemptions from certain corporate governance requirements. Our controlling stockholders’ interests may conflict with yours.
•Our multi-class common stock structure may limit or preclude your ability to influence corporate matters and may adversely affect the trading market for our Class A Common Stock. The Hsieh Stockholders hold a majority of the voting power of our common stock.
•We have controlling stockholders with the right to engage or invest in the same or similar businesses as us.
•We are required to make payments under the tax receivable agreement that may be substantial and may significantly exceed the actual benefits we realize.
•Our Class A Common Stock experiences volatile trading volumes and market prices, and may not sustain an active, liquid trading market.
•Our internal controls over financial reporting could be ineffective.
•We may offer additional debt or equity securities that could adversely affect the market price of our Class A Common Stock.
•Our existing stockholders may sell, or be expected to sell, significant quantities of our Class A Common Stock that could cause the market price of our Class A Common Stock to decline.
•We are not paying any dividends on our Class A Common Stock.
•Our amended and restated certificate of incorporation and our amended and restated bylaws contain certain provisions that could hinder, delay or prevent an unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable, as well as discourage lawsuits against our directors and officers.

Risks Related to our Business and Strategy

We may not achieve some or all of the expected benefits of our Project North Star strategic plan and our initiatives may adversely affect our business.

In November 2024, we announced our Project North Start strategic plan designed to address current and anticipated mortgage market conditions and facilitate durable revenue growth, positive operating leverage, best-in-class productivity, and investments in platforms and solutions that support and ultimately transform our customers' homeownership journey. Project North Star is described more fully in Part I, Item 1, “Business—Vision 2025 and Project North Star.” We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operations from Project North Star due to unforeseen difficulties, delays, unexpected costs, market conditions materially different than our predictions, or other risks described in these Item 1A Risk Factors. If we are unable to execute on our business strategies, including Project North Star, we may face significant challenges in:

•securing funding to maintain our operations and future growth;
•maintaining and improving our loan retention and recapture rates;
•maintaining and scaling adequate financial, business and risk controls;
•implementing new or updated information and financial systems and procedures;
•effectively applying emerging technologies, such as advanced artificial intelligence applications;
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

We may not be able to execute on our Project North Star strategic plan and failure to do so could adversely affect our ability to generate revenue and control our expenses.

Furthermore, if the markets and our business do not improve, we may further reduce our staff. Staffing reductions that occurred primarily in fiscal 2023 created, and any additional staffing reductions are likely to create, risk of claims being made on behalf of affected employees. Any alleged violation of applicable wage laws or other labor or employment-related laws has resulted and could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties, which could have a materially adverse effect on our reputation, business, operating results and prospects. Responding to existing and additional possible proceedings may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees. Additional staffing reductions may expose us to unanticipated consequences, including attrition beyond the planned reductions, increased difficulties in our day-to-day operations, including as a result of a loss of continuity, loss of accumulated knowledge and/or efficiency, reduced employee morale and reduced ability to attract and retain qualified personnel. Employees who are not affected by staffing reductions may seek alternate employment, which may force us to rely on third-party contract support creating unplanned additional expense or harm our productivity.

If new products, services, enhancements or expansions do not achieve sufficient acceptance or do not result in anticipated efficiencies and revenues, our financial results and competitive position could be harmed.

We have derived substantially all of our revenue from originating, selling and servicing traditional mortgage loans. Efforts to expand into new consumer products, such as HELOCs, closed-end second lien mortgage loans, insurance, real estate services, or other products consistent with our business purpose, may not succeed and may reduce expected revenue growth. Furthermore, we incur expenses and expend resources upfront to develop, acquire and market new products and platform enhancements to incorporate additional features, improve functionality or otherwise make our products more desirable to consumers. New products and services may not achieve high levels of market acceptance and employee acceptance. Some of the new products we have introduced have not been, and may never be, as successful as anticipated.

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
•defective or inadequate systems and procedures to support and facilitate the new products; and
•the offering or anticipated offering of competing products by our competitors.

If our new and recently launched products do not achieve adequate acceptance in the market, our competitive position, revenue and operating results could be harmed. The adverse effect on our financial results may be particularly acute because of the significant development, marketing, sales and other expenses we will have incurred in connection with the new products or enhancements before such products or enhancements generate sufficient revenue. Additionally, we can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new and recently launched products. Our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products.

In addition, significantly expanding existing business activities or strategies may expose us to new or increased financial, regulatory, reputational and other risks. For example, our closed-end second lien mortgage loans and second lien HELOCs may result in a higher risk of loss than other loans since our second lien is subordinated to more senior secured loan claims. As another example, developing an in-house servicing operation required us to heavily invest in employee recruiting and development, and to implement new technologies and new control processes to manage the increased risk and regulatory requirements. Even with several years of experience now, we still cannot be certain that we will be able to manage the associated costs, risks and compliance requirements of maintaining our in-house mortgage servicing capabilities in accordance with our expectations. Such risks include a lack of experienced management-level personnel, increased administrative burden, increased logistical problems common to large, expansive operations, increased credit and liquidity risk and increased regulatory scrutiny. In addition, while our strategy is to continue growing our MSR business, in 2024 we sold MSRs to meet liquidity needs and we may be required to sell additional MSRs.

If our operations are not maintained effectively or if new products, services, enhancements or expansions are not successful, any revenues we earn from any of these initiatives may not be sufficient to recoup our investment in developing and bringing them to market. In addition, if we are unable to grow our revenues through these initiatives or if our margins become compressed, then our business, financial condition and results of operations could be adversely affected.

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

In addition, our ability to attract and retain customers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to isolated incidents or to practices not specific to the origination or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential customers. In turn, this could decrease the demand for our products, increase regulatory scrutiny and detrimentally effect our business. In addition, consumer advocacy groups, some politicians, and some media reports have recently advocated for governmental actions placing additional requirements on non-bank consumer loans and other financial products which could result in more restrictive laws and regulations and/or changes in consumer perceptions and preferences. Such changes in consumer perceptions and preferences could, in turn, result in significant decreases in demand for our products and services.

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

We make significant use of business and financial models in connection with our technology to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit and other market risks, as well as to make underwriting decisions. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions, pricing and products.

We build certain of these models using historical data and assumptions about factors such as future mortgage loan demand, default rates, home price trends and other factors that may overstate or understate future experience. Our assumptions may be inaccurate and our models may not be as predictive as expected for many reasons, including the fact that they often involve matters that are beyond our control and difficult to predict, such as macroeconomic conditions, and that they often involve complex interactions between a number of variables and factors.

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

We monitor the markets and make necessary adjustments to our models and apply management judgment in the interpretation and adjustment of the results produced by our models. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to update or replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions. In addition, we may not have adequate resources or the required expertise to sufficiently control processes for model updates, including model development, testing, independent validation and implementation. Flawed models or uses of models, particularly those that rely on artificial intelligence (“AI”), may result in, among other consequences, erroneous, biased or misleading outputs, inappropriate business decisions, inadequate risk management or enhanced regulatory supervision, which could have a material adverse effect on the Company’s results of operations, financial condition and reputation.

The geographic concentration of our loan originations may adversely affect our lending business.

A substantial portion of our aggregate mortgage loan origination is secured by properties concentrated in the states of California, Texas and Florida, and properties securing a substantial portion of our outstanding UPB of mortgage loan servicing rights portfolio are located in California, Texas, Florida, Virginia, Arizona and Washington. To the extent that these states have experienced or may experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans that we service in those states makes the adverse impact from any decreases in the value of our servicing rights more severe. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Homeowners’ insurance in California, Florida, Texas and other states has become increasingly expensive and harder to obtain, including as a result of wildfires, hurricanes and other calamities, which has resulted in, may continue to result in, higher delinquency rates relative to other states and may adversely affect our lending business. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could materially adversely affect our business, financial condition and results of operations.

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
•if the borrower defaults on the loan payments within a contractually defined period (early payment default); or
•the mortgage loans fail to comply with underwriting or regulatory requirements.

We believe that market conditions in recent years have resulted in many purchasers of mortgage loans being particularly aware of the conditions under which mortgage loan originators or sellers must indemnify them against losses related to purchased mortgage loans, or repurchase those mortgage loans, and the benefits of enforcing repurchase remedies they may have.

Repurchased loans typically can only be resold at a discount to their repurchase price. In recent years, we experienced, and we may again, experience, increased severity of losses on repurchased loans or loans subject to repurchase that were originated at interest rates lower than currently prevailing rates. Additionally, certain investors may no longer offer alternatives to repurchase that could help to mitigate losses on repurchased loans. To recognize these potential indemnification and repurchase losses, we have recorded estimated loan loss obligations for loans sold of $18.4 million and $32.0 million at December 31, 2024 and 2023, respectively. Our liability for repurchase losses is assessed quarterly. Although not all mortgage loans repurchased are in arrears or default, as a practical matter most have been. Factors that we consider in evaluating our reserve for such losses include default expectations, actual and expected investor repurchase demands (influenced by, among other things, current and expected mortgage loan file requests and mortgage loan insurance rescission notices), appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the mortgage loan satisfies the investor’s applicable representations and warranties), reimbursement by third-party originators, and projected loss severity. Also, although we re-evaluate our reserves for repurchase losses each quarter, evaluations are estimates and the reserves may not be adequate. Additionally, if home values decrease, our realized mortgage loan losses from mortgage loan indemnifications and repurchases may increase.

Our indemnification and repurchase costs may materially exceed the reserves we have recorded in our financial statements. Any additional increase in repurchase volumes of loans originated at lower interest rates and/or if we are required to indemnify the GSEs or other purchasers against loan losses, or repurchase loans, that result in losses that exceed our reserve, this could materially adversely affect our business, financial condition and results of operations.

Additionally, we may not be able to recover amounts from some third parties from whom we may seek indemnification or against whom we may assert a loan repurchase demand in connection with a breach of a representation or warranty due to financial difficulties or otherwise. As a result, we are exposed to counterparty risk in the event of non-performance by counterparties to our various contracts, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, which could result in substantial losses for which we may not have insurance coverage.

If the value of the collateral underlying certain of our loan funding facilities decreases, we could be required to satisfy a margin call, and an unanticipated margin call could have a material adverse effect on our liquidity.

Certain of our loan funding and MSR-backed facilities are subject to margin calls based on the lender’s opinion of the value of the loan collateral securing such financing. In addition, certain of our hedges related to newly originated mortgages are also subject to margin calls. A margin call would require us to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material adverse effect on our liquidity. We have faced some margin calls on hedges and our financing facilities and may face additional margin calls in the future. Our regular stress tests of our positions may not be adequate to prevent additional margin calls that could impact our liquidity, particularly if the interest rate market experiences significant volatility.

Our servicing rights are highly volatile assets with continually changing values, and these changes in value, or inaccuracies in our estimates of their value, could adversely affect our financial condition and results of operations.

The value of our servicing rights is based on the cash flows projected to result from the servicing of the related loans and continually fluctuates due to a number of factors. Our servicing portfolio is subject to “run off,” meaning that loans serviced by us may be prepaid prior to maturity, refinanced with a loan not serviced by us; liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process; or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to originate additional mortgages for which we retain the servicing rights. In determining the value for our servicing rights, management makes certain assumptions, many of which are beyond our control, including, among other things:

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

If loan delinquencies or prepayment speeds are higher than anticipated or other factors perform worse than modeled, the recorded value of our servicing rights would decrease, which could adversely affect our financial condition and results of operations.

The performance of our prior subservicer to effectively service our portfolio of MSRs, mortgage loans and other loan products, could materially and adversely affect us.

On February 1, 2023, we completed the transfer of servicing operations from Cenlar FSB (“Cenlar”) and brought the servicing of all MSRs in-house. Cenlar was our primary subservicer from 2012 to 2023. Notably, on October 26, 2021, Cenlar entered into a consent order with its regulator, the Office of the Comptroller of the Currency, regarding an alleged failure to establish effective controls and risk management practices related to its mortgage servicing and subservicing activities. When Cenlar serviced our loans on our behalf, there were a number of factors out of our control that could have negatively impacted Cenlar’s ability to effectively service our portfolio and to satisfy their contractual obligations to us. These included both intentional actions Cenlar took in running their businesses such as management of staffing levels and the number of customers serviced, and the occurrence of external events, including, but not limited to regulatory changes, enforcement actions, and natural disasters that may have posed challenges to Cenlar. The failure on Cenlar’s part to effectively service our portfolio of MSRs in the past has resulted in, and may result in, residual, regulatory, operational and litigation risk, which could adversely impact our business, financial condition, liquidity and results of operations. Our current servicing operations also has addressed, and could be required to continue to address, any past servicing concerns on behalf of Cenlar, which also could result in regulatory, operational and litigation risk.

In-house servicing of loans carries with it increased operational and compliance costs as we become directly responsible for complying with regulatory requirements.

Our transition from an outsourcing model to an in-house model for the servicing of loans means that we are more directly responsible for complying with guidelines set forth by the Agencies and other investors (including securitization trusts) on whose behalf we service mortgage loans. Failure to meet stipulations of servicing guidelines, which risk is higher than some of our competitors due to our limited operating history, can result in the assessment of fines and loss of reimbursement of loan-related advances, expenses, interest and servicing fees, as well as reputational damage. When the subservicing of a loan is transferred to the Company to be serviced in-house, the loan may have been previously serviced in a manner that will contribute towards our not meeting certain servicing guidelines. If not recovered from a prior servicer, such event could lead to the eventual realization of a loss to us.

We are required to make servicing advances that can be subject to delays in recovery or, to a lesser extent, may not be recoverable in certain circumstances, which could adversely affect our liquidity and business.

For mortgage loans, during any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our servicing rights to advance our own funds to meet contractual principal and interest remittance requirements for investors and pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. When home values rise, costs increase, or delinquencies increase, as they recently have, we are typically required to advance greater amounts. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or foreclosure or a liquidation occurs. If the home value decreases and the property is sold in foreclosure or is real estate owned, we may not recover some or all of our advance funds. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations. As our servicing portfolio continues to age, defaults might increase as the loans age, which may increase our costs of servicing and could be detrimental to our business. Market disruptions, natural disasters, pandemics, or economic downturns may necessitate the offering of a temporary period of forbearance for customers unable to pay on certain mortgage loans and may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans and delaying our recoveries. We have recently been subject to such forbearance requirements in California, Florida and other jurisdictions in connection with fires, hurricanes and other catastrophe events. In connection with large scale catastrophe or other adverse events, particularly in jurisdictions where we have large concentrations of serviced loans, we may be required to advance funds in excess of our funding capacity, which could materially and adversely affect our mortgage loan servicing activities and our status as an approved servicer by Fannie Mae and Freddie Mac and result in our termination as an issuer and approved servicer by Ginnie Mae.

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

Our counterparties may terminate our servicing rights, which could adversely affect our business.

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

Adverse actions by Ginnie Mae could materially and adversely impact our business, reputation, financial condition, liquidity and results of operations, including if Ginnie Mae were to terminate us as an issuer or servicer of Ginnie Mae loans or otherwise take action indicating that such a termination was planned. For example, such actions could make financing our business more difficult, including by making future financing more expensive or, if a lender were to allege a default under our debt agreements, could trigger cross-defaults under all our other material debt agreements. See “Changes in GSE or Ginnie Mae selling and/or servicing guidelines could adversely affect our business, financial condition and results of operations” below for additional discussion.

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

With respect to mortgage loans, the likelihood of delinquencies and defaults, and the associated risks to our business, including higher costs to service such mortgage loans and a greater risk that we may incur losses due to repurchase or indemnification demands, may change as mortgage loans season, or increase in age. Newly originated mortgage loans typically exhibit low delinquency and default rates as the changes in economic conditions, individual financial circumstances and other factors that drive borrower delinquency often do not appear for months or years. The delinquency rate and defaults of the loans underlying the servicing rights portfolio, in particular FHA insured loans, increased in recent years and may continue to increase as the portfolio continues to season, but we may not accurately predict the magnitude of this impact on our results of operations. In addition, it may be difficult to compare our business to our mortgage loan originator competitors. Such competitors may have better ability to model delinquency and default risk and may have a better ability than we do in establishing appropriate loss reserves based on their longer operating histories. Any inadequacy of our loss reserves established for delinquencies and defaults may result in future financial restatements or other adverse events.

We rely on joint ventures with industry partners through which we originate mortgage loans. If any of these joint ventures are terminated, our revenues could decline.

We are party to joint ventures, with partners such as home builders and real estate brokers, and the termination of any of these joint ventures (including as a result of one of our partners exiting the industry or the formation of a joint venture with another lender), or a decline in the activity of the building industry generally, could cause revenue from loans originated through these joint ventures to decline, which would negatively impact our business. We face significant competition for attractive joint ventures opportunities, and we may be unsuccessful in forming profitable joint ventures, which could adversely affect our growth strategy. We could be held liable for the activities of the joint ventures or our joint venture partners, particularly if they do not comply with applicable laws or regulations, which could materially increase our expenses, harm our reputation, and hinder our ability to form new joint ventures.

Challenges to the MERS System could materially and adversely affect our business.

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

MERS’s legal standing to initiate foreclosures or act as nominee for lenders in mortgages and deeds of trust recorded in local land records has been disputed and questioned. The ownership and enforceability of mortgage loans registered in MERS has also been challenged. These challenges have focused public attention on MERS and on how mortgage loans are recorded in local land records. Ongoing or future challenges could result in delays and additional costs in commencing, prosecuting and completing foreclosure proceedings, conducting foreclosure sales of mortgaged properties and submitting proofs of claim in borrower bankruptcy cases. An adverse decision in any jurisdiction may delay the foreclosure process in other jurisdictions.

We depend on the accuracy and completeness of information about borrowers and any misrepresented information could adversely affect our business.

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

While we have a practice of seeking to independently verify some of the borrower information that we use in deciding whether to extend credit or to agree to a loan modification, including, depending on the program, employment, assets, income and credit score, not all borrower information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented intentionally or negligently and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have become delinquent in the payment of an outstanding obligation, defaulted on a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income; or sustained other adverse financial events. Whether a misrepresentation is made by the loan applicant, another third-party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our mortgage loan originations or from service providers we engage to assist in the loan approval process. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase.

We are also subject to the risk of fraudulent activity associated with the origination of loans, and this risk is compounded with recent advancements in technology innovation such as AI which has the ability to make fraud schemes more sophisticated. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase or if we were unable to adequately prevent fraud.

High profile fraudulent activity, significant increases in fraudulent activity, or procedural failures to prevent misrepresentations could lead to regulatory or Agency intervention, increased losses, and negative impacts to our operating results, brand and reputation, as well as increased costs from steps we may take to reduce our risks from fraud and misrepresentations.

Our underwriting guidelines may not be able to accurately predict the likelihood of defaults on some of the mortgage loans in our portfolio.

We originate and sell Agency-eligible and non-Agency-eligible residential mortgage loans. Agency-eligible loans are underwritten in accordance with guidelines defined by the Agencies, as well as additional requirements in some cases, designed to predict a borrower’s ability and willingness to repay and reduce origination risk. In spite of these standards, our underwriting guidelines may not always correlate with mortgage loan defaults. We are increasingly automating our underwriting and these automated processes may result in, among other consequences, erroneous, biased or misleading outputs; inappropriate business decisions; inadequate risk management; or enhanced regulatory supervision. For example, FICO scores, which we obtain on a substantial majority of our loans, purport only to be a measurement of the relative degree of historical risk a borrower represents to a lender (i.e., that a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score). While we seek to consider these risks in our reserve assumptions and pricing, underwriting guidelines cannot predict all future events or other occurrences such as life events, natural disasters, pandemics, a change in the borrower’s employment, financial condition or other negative local or macroeconomic conditions, including but not limited to, increased property tax rates and increased costs for homeowners’ insurance. For example, we cannot predict two common reasons for a default on a mortgage loan: loss of employment and serious medical illness. Loans made on rental properties, to self-employed customers, or on other higher-risk loans may have a higher risk of default and may be more expensive to service because of regulatory or Agency requirements and more involved monitoring and oversight. Any increase in default rates could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

We have significant and critical vendors that, among other things, provide us with financial, technology and other services to support our loan servicing and originations activities. Our servicing vendors help us provide escrow, print, loss mitigation, foreclosure, insurance and bankruptcy services. In the event that a vendor’s activities do not comply with the applicable servicing criteria or applicable laws and regulations, we could be exposed to liability as the loan servicer and it could negatively impact our relationships with our servicing customers or regulators, among others. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies, cyber attacks, or otherwise, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. If a vendor fails to comply with applicable legal requirements on our behalf, or provide to us the services we are contractually owed, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations. If a vendor we rely on is unable to provide services to us as expected, as a result of their own lack of operational resilience measures or otherwise, we may experience increased costs and operational impacts, including business disruption.

Our risk management policies and procedures may not be effective.

Our risk management framework seeks to anticipate, mitigate, detect, measure and manage risk while balancing risk and return according to the Company’s risk appetite. We have established policies and procedures intended to help identify, monitor and manage the types of risk to which we are subject, including market and interest rate risk, liquidity risk, cyber risk, regulatory and compliance risk, legal risk, reputational risk, operational risk, vendor risk, and counterparty risk. Developing and maintaining our risk management policies, procedures and framework requires significant resources and we may not devote sufficient resources to the risk management program in the future. These risk management policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that we are not able to anticipate, or that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could be subject to heightened regulatory scrutiny or requirements, suffer unexpected losses and otherwise be materially adversely affected.

The loss of the services of our senior management could adversely affect our business.

The experience of our senior management is a valuable asset to us. Our management team has significant experience in the residential mortgage loan production and servicing industry and the investment management industry, and, therefore, we are particularly dependent on retaining members of our management with such critical capabilities. If we are unable to do so or if leadership changes (including those announced in March 2025) are disruptive, not well received or ineffective, our ability to maintain relationships with counterparties, other third parties and employees; operate; innovate and generate new business could be jeopardized, any of which could negatively impact our business, financial condition, and results of operations. We also depend on identifying, developing and retaining top talent to innovate and lead our businesses. In addition, our incentive compensation plans are intended to reward high-performing individuals for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives does not materialize because of volatility or lack of positive performance in our stock price or otherwise, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the personnel we need to operate could be adversely affected. Some of our executive officers have had performance stock unit awards expire before the performance criteria was satisfied. The inability to fill vacancies with the appropriate expertise in our senior executive positions on a timely basis, whether through a failure of succession planning and development or otherwise, could adversely affect our ability to implement our business strategy, which could negatively impact our results of operations.

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

We face litigation and legal proceedings that could have a material adverse effect on us.

We are routinely and currently involved in legal proceedings concerning matters that arise in the ordinary and non-ordinary course of our business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially millions of class members. These actions and proceedings are generally based on alleged violations of consumer protection, employment, contract, securities and other laws. Under the Dodd-Frank Act, arbitration agreements are not permitted for residential real estate loans. Accordingly, in the event of a purported violation of applicable law with respect to our real estate lending activities, we could be subject to class action liability. For further details on these matters and other legal proceedings, see “Item 3 - Legal Proceedings” and “Note 20- Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.” These legal matters resulted in, and may continue to result in, substantial costs and a diversion of our management’s attention and resources, and any associated negative publicity could negatively affect our future business, results of operations and reputation.

Further, our share price has been, and may in the future be, volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Such lawsuits are expensive to defend, and may divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.

Our business in general exposes us to both formal and informal periodic inquiries, from various state and federal agencies as part of those agencies’ oversight of the origination and sale of mortgage loans and servicing activities. See “Risks related to our regulatory environment” below. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect our financial results. In addition, a number of participants in our industry have been the subject of purported class action lawsuits and regulatory actions by state regulators, and other industry participants have been the subject of actions by state Attorneys General. Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, penalties or other charges, any or all of which could adversely affect our financial results. In particular, legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations.

Severe weather, wildfires, natural disasters, health crises, terrorist attacks and other catastrophic events may adversely affect our business.

From time to time, flooding, severe weather, landslides, wildfires, earthquakes, other natural disasters, global or extensive health crises, terrorist attacks, other catastrophic events and responses to these events, some of which may be exacerbated by the effects of climate change, have disrupted and adversely impacted our business, properties, customers, industry and markets, including the U.S. financial markets, real estate capital markets, and the U.S. economy in general. For instance, properties have been, and are likely to continue to be, particularly susceptible to certain types of hazards, some of which are uninsurable, such as earthquakes, mudslides, wildfires, hurricanes, flooding, and other natural disasters. Homeowners’ insurance in areas affected by these events has become increasingly expensive and harder to obtain, which has made, is likely to continue to make, it more difficult for home buyers to qualify for a mortgage loan and to comply with the homeowners insurance requirements of their loan. Any such future events, the anticipation of any such events, and the consequences of any public or private response to such actual or anticipated events, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests. The Agencies or investors may be unwilling to reimburse for losses experienced with the property disposition and associated losses on sales in connection with material natural disasters or other catastrophic events. Additionally, such events could disrupt or displace members of our workforce, which would affect our ability to operate our business in the ordinary course.

We may suffer losses as a result of severe weather, wildfires, natural disasters, health crises, terrorist attacks, other catastrophic events, and responses to these events and these losses may adversely impact our performance. Any resulting prolonged economic slowdown, recession or declining real estate values could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Losses resulting from these types of events may not be fully insurable. The frequency, severity, duration, and geographic location and scope of such events are inherently unpredictable, and, therefore, we are unable to predict the ultimate impact climate change and catastrophe and these other events and responses to them will have on our businesses. The impacts of these events and responses to them may also exacerbate the risks discussed elsewhere in Part I, Item 1A of this Annual Report.

Risks Related to Our Information Technology, Information Security and Intellectual Property

The success and growth of our business will depend upon our ability to adapt to and implement technological changes and operate effective and reliable systems.

We are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the lending markets and legal, accounting and regulatory developments. We rely on both our proprietary technology and third-party software, hardware and services to run our business and improve our operating efficiencies. In addition, we may increasingly rely on technological innovation, including AI, other emerging technologies, and third party solutions, as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and lending processes. All of our loan distribution channels are dependent upon technology and our ability to process applications over the internet, accept electronic signatures, provide process status updates instantly and other conveniences expected by borrowers and counterparties. Our other businesses are similarly dependent on technology. We must ensure that our technology facilitates a borrower experience that equals or exceeds the borrower experience provided by our competitors. Maintaining, improving and developing this technology requires significant capital expenditures, which we may not be able to afford, as well as significant expertise and resources, which we may not have or be able to procure. Even if we have the capital and resources, we may not anticipate or react to industry technological innovations in a timely enough manner to be competitive.

We may have our operations disrupted and be harmed if our technology or technological solutions become non-compliant with existing industry standards or regulations; fail to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions; become increasingly expensive to service, retain and update; become subject to third-party claims of intellectual property infringement, misappropriation or other violation; contain errors, defects, or vulnerabilities or otherwise malfunction or function in a way we did not anticipate, including in ways that results in loan defects potentially requiring repurchase or indemnification and increased operational expense.

We utilize and are dependent upon certain service providers for significant loan origination and servicing systems and services. An unsuccessful implementation, a failure to meet service levels or any loss of the right or ability to use any of the software or services has resulted in, and could result, in decreased functionality of our products and operations until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our business. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or to other third parties that could harm our reputation and increase our operating costs.

If we fail to maintain an operating platform and management system sufficient to address our business plan, fail to successfully and timely develop or adopt new technologies in a cost-effective manner, or fail to acquire, integrate or interface with third-party technologies effectively, we may experience disruptions in our operations, lose market share or incur substantial costs, all of which could adversely affect our business, financial condition and results of operations.

We use artificial intelligence in our business, and challenges with properly managing its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.
We are implementing the use of AI solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the development of our services and products and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time, including on customer preferences and market dynamics in our industry. This emerging technology presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources. In addition, the use of AI may increase cybersecurity and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. The technologies underlying

AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

Cyberattacks, information or security breaches and technology disruptions or failures, including failure of internal operational or security systems or infrastructure, or other cybersecurity incidents of ours or of our third-party vendors, have and may damage our business operations and increase our costs.

The financial services industry as a whole is characterized by rapidly changing technologies and we are dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact and engage. In the ordinary course of our business, we receive, process, retain, transmit and store proprietary information and sensitive or confidential data, including certain public and nonpublic personal information concerning employees and borrowers. Additionally, we enter into relationships with third-party vendors to assist with various aspects of our business, some of which require the exchange of personal employee or borrower information.

We and our third-party vendors have not been able to, and may not be able to, anticipate or implement effective preventive measures against all cybersecurity incidents, such as security breaches or unauthorized access of our information technology systems or the information technology systems of third-party vendors that receive, process, retain and transmit electronic information on our behalf. The techniques used to obtain unauthorized, improper or illegal access to our systems and those of our third-party vendors, our data, our employees’ customers’ and loan applicants’ data or to disable, degrade or sabotage service are constantly evolving, and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not recognized or detected until after they have been launched and security attacks can originate from a wide variety of sources, including employees or third parties such as computer hackers, persons involved with organized crime or associated with external service providers, or foreign state or foreign state-supported actors. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our borrowers. These risks may increase in the future as we continue to increase our reliance on the internet, use of web-based product offerings, and third-parties as part of our supply chain.

Our cybersecurity risks have significantly increased in recent years. We and our third-party vendors that collect, store, process, retain and transmit confidential or sensitive information, including borrower personal and transactional data or employee data (including service providers located offshore who conduct support services for us), are vulnerable as targets of unauthorized parties using social engineering tactics, artificial intelligence, compromise of major U.S. telecommunication and internet service providers, malicious code and viruses or otherwise attempting to breach the security of our or our vendors’ systems and data. We and our third-party vendors have in the past and may in the future experience system disruptions and failures caused by software failure, fire, power loss, telecommunications failures, employee misconduct, human error, unauthorized intrusion, security breaches, acts of vandalism, traditional computer hackers, computer viruses and disabling devices, phishing attacks, malicious or destructive code, denial of service or information, natural disasters, health pandemics and other similar events, which may result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary or other sensitive information of ours, our employees or customers, and otherwise interrupt or delay our ability to provide services to our customers. For example, we experienced a cybersecurity incident in January 2024 that resulted from unauthorized access to our systems (as described further in Item 1C. Cybersecurity) (the “Cybersecurity Incident”). The Cybersecurity Incident may make us more of a target for future attacks. Developments in technological capabilities and the implementation of technology changes or upgrades could also result in a compromise or breach of the technology that we use to protect our employees’ and customers’ personal information and transaction data. Our defenses to identify and mitigate cybersecurity incidents may not be adequate to prevent any loss, unauthorized access to, or misuse of confidential or personal information, which could disrupt our operations, damage our reputation, increased costs to prevent, respond to, or mitigate cybersecurity incidents, and expose us to claims from customers, financial institutions, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. Any of the foregoing may be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. Further, the continuing and evolving nature of cybersecurity incidents has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements related to cybersecurity, we may be required to expend significant additional resources to meet such requirements. Regulatory examinations focusing on cybersecurity incidents, including the recent Cybersecurity Incident, may result in fines, penalties, increased costs, loss of licenses, and restrictions on, or other adverse changes to, the manner in which we conduct our business.

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

We rely on a combination of trademarks, service marks, copyrights, trade secrets, patents, domain names, proprietary know how, and confidentiality procedures and contractual provisions with employees and third parties to protect our intellectual property and proprietary rights. As of December 31, 2024, we hold 34 registered United States trademarks and 27 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as 3 United States patent applications and 14 United States patent applications. Nonetheless, these measures may not be adequate to protect our intellectual property and proprietary rights that we have secured, we may not be able to secure appropriate protections for all of our intellectual property and proprietary rights in the future, and third parties have, and may continue to, misappropriate, infringe upon or otherwise violate our intellectual property or proprietary rights, particularly in foreign countries where laws or enforcement practices may not protect our intellectual property and proprietary rights as fully as in the United States. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized third parties may attempt to disclose, obtain, duplicate, copy or use proprietary aspects of our technology, curricula, online resource material, and other intellectual property, including in an effort to defraud our customers. Our management’s attention has been, and will likely continue to be, diverted by these attempts, and we have expended, and expect to continue to expend, funds in litigation or other proceedings to protect our intellectual property proprietary rights against any infringement, misappropriation or violation, as well as to protect our reputation. Furthermore, attempts to enforce our intellectual property rights against third parties have provoked and could provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

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

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We have encountered and may in the future encounter disputes from time to time over rights and obligations concerning intellectual property or proprietary rights of others, and we may not prevail in these disputes. Third parties may raise claims against us alleging an infringement, misappropriation or other violation of their intellectual property or proprietary rights. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged infringements, misappropriations or other violations of such intellectual property rights. In addition, former employers of our current, former or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. The resolution of any such disputes or litigation is difficult to predict. Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against who our own intellectual property may therefore provide little or no deterrence or protection. Any such intellectual property claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether such claim has merit. Such claims may also result in adverse judgements or settlement on unfavorable terms. Neither third party indemnities nor our insurance may cover potential claims of this type adequately or at all, and we may be required to pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property, cease offering certain products or services, alter the content of our classes, or incur significant license, royalty or technology development expenses.

Risks Related to the Mortgage Industry

Our mortgage loan origination revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our results of operations are materially affected by conditions in the mortgage loan and real estate markets, the financial markets and the economy generally, including inflation fluctuations, interest rates, consumer confidence, employment, and demand. Continuing concerns about inflation, rising interest rates, energy costs, supply chain disruptions, geopolitical issues (including the conflicts involving Russia and Ukraine and in the Middle East), political gridlock on United States federal budget matters including full or partial government shutdowns, trade wars, pandemics, and the availability and cost of credit have and could continue to contribute to increased volatility and diminished expectations for the economy and markets going forward. As a result of such macroeconomic conditions (including elevated interest rates, reduced housing affordability and historically low inventory of residential homes for sale) loan origination activity significantly declined in fiscal 2023 and is expected to remain muted through at least 2025. This has resulted in a substantial decrease in our revenues and we incurred a net loss in fiscal 2023 and 2024 and we may continue to experiences net losses.

Our earnings have decreased and may continue to be adversely affected because of elevated interest rates and other market factors.

Demand for our loan and other real estate-related products typically decreases when mortgage interest rates are high or rising; there is inadequate inventory of homes for sale, particularly affordable homes; there is slow growth in the level of new home purchase activity; and economic conditions are unfavorable or uncertain, including during periods of high unemployment. During these periods, we have been, and may continue to be, forced to accept lower margins in order to continue to compete and keep our volume of activity consistent with past or projected levels.

We generate a sizeable portion of our revenues from loans we make to customers that are used to refinance existing mortgage loans and the refinance market experiences significant fluctuations. As interest rates rise, refinancing volumes generally decrease as fewer consumers are incentivized to refinance their mortgages and competition for borrowers increases. Higher interest rates may also reduce demand for purchase mortgage loans as home ownership can be more expensive, particularly when home prices increase or are elevated at the same time rates are high. Higher interest rates may reduce demand for our home equity lines of credit. Decreases in interest rates can also potentially adversely affect our business as the stream of servicing fees and, correspondingly the value of servicing rights, decreases as interest rates decrease. Volatile interest rates make it difficult for us to manage staffing levels and efficiently run our business. As interest rates rose in 2022 and 2023, loan volumes decreased, and as rates remained relatively high in 2024, volumes remained depressed. As a result, our revenues decreased substantially and we experienced net losses for fiscal years 2022, 2023 and 2024.For more information regarding how changes in interest rates may negatively affect our financial condition and results of operations, see “Item 7. Management’s discussion and analysis of financial condition and results of operations” and “Item 7A. Quantitative and qualitative disclosures about market risk.”

The origination of purchase money mortgage loans is also greatly influenced by traditional market participants in the home buying process such as real estate agents and builders. As a result, our ability to maintain existing, and secure new, relationships with such traditional market participants will influence our ability to grow our purchase money mortgage loan volume and, thus, our mobile and local retail originations business. Regulatory developments also limit our ability to enter into marketing services agreements with referral sources, which have adversely impacted, and could continue to adversely impact, our ability to grow. In addition, our ability to convert leads into funded loans depends on the pricing that we will be able to offer relative to the pricing of our competitors and our ability to process, underwrite and close loans on a timely basis. Institutions that compete with us in this regard may have significantly greater access to capital or resources than we do, which may give them the benefit of a lower cost of operations or more efficient operations.

The increased interest rate environment and other adverse market conditions have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.

The industries in which we operate are highly competitive, and are likely to become more competitive, and our inability to compete successfully or decreased margins resulting from increased competition could adversely affect our business.

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

Increases in mortgage loan delinquencies and defaults may adversely affect our business.

The level of home prices and home price appreciation affects performance in the mortgage loan industry. Falling home prices across the United States historically have generally resulted in higher LTV ratios, lower recoveries in foreclosure and an increase in loss severity above those that would have been realized had property values remained the same or continued to increase. When housing prices decline, borrower equity is reduced and some borrowers become less incentivized to repay. Additionally, adverse macroeconomic conditions may reduce borrowers’ ability to pay. Further, if rates continue to rise, borrowers with adjustable rate mortgage loans may face higher monthly payments as the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates. All of these factors could potentially contribute to an increase in mortgage loan delinquencies and correspondingly, defaults and foreclosures.

Increased mortgage loan delinquencies, defaults and foreclosures may result in lower revenue for loans that we service, because we generally only collect servicing fees for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. Also, increased mortgage loan defaults may ultimately reduce the number of mortgage loans that we service.

Increased mortgage loan delinquencies, defaults and foreclosures will also result in a higher cost to service those loans due to the increased time and effort required to collect payments from delinquent borrowers and to liquidate properties or otherwise resolve loan defaults if payment collection is unsuccessful, and only a portion of these increased costs are recoverable under our servicing agreements. Any loan-level advances made on defaulted loans within the allowable levels provided by investors and insurers are recoverable either from the borrower in a reinstatement or the investors/insurers in a liquidation. Increased mortgage loan delinquencies, defaults and foreclosures may also result in an increase in our interest expense and affect our liquidity, if we are required to borrow to fund an increase in our advancing obligations. Any additional cost to service these loans, including interest expense on loan level advances, are generally not recoverable and are considered a cost of doing business.

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

We historically have relied on selling or securitizing our mortgage loans into the secondary market in order to generate liquidity to fund maturities of our indebtedness, the origination and warehousing of mortgage loans, the retention of servicing rights and for general working capital purposes. We bear the risk of being unable to sell or securitize our mortgage loans at advantageous times and prices or in a timely manner. Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide funding for mortgage loans, the willingness of investors to purchase mortgage loans and MBS, and changes in regulatory requirements. If it is not possible or economical for us to complete the sale or securitization of certain of our LHFS, we may lack liquidity under our warehouse lines to continue to fund such mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted, which would materially and negatively impact our consolidated net revenue and net income and also have a material adverse effect on our overall business and our consolidated financial position. The severity of the impact would be most significant to the extent we were unable to sell conforming mortgage loans to the GSEs or securitize such loans pursuant to Agency-sponsored programs.

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

We have increased the volume of our closed-end second lien mortgage loans and HELOC loans. These loans are typically sold into the secondary market to non-Agency investors, or through securitizations. The secondary markets for these products are generally less mature and more volatile than the boarder MBS markets. Consequently, the risks described in this risk factor may be greater for our closed-end second lien mortgage loans and HELOC loans, including that we may not be able to sell these loans, or we may be required to sell the loans at a significant loss, which could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Regulatory Environment

We operate in a highly regulated industry that is undergoing regulatory transformation which has created inherent uncertainty. Changing federal, state and local laws, as well as changing regulatory enforcement policies and priorities, may negatively impact the management of our business.

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

Additionally, federal, state and local governments and regulatory agencies are regularly proposing and enacting numerous new laws, regulations and rules related to mortgage loans. In addition, from time to time groups, such as the Financial Stability Oversight Council and the Conference of State Bank Supervisors, are formed to make recommendation to these agencies and legislators regarding regulatory reforms. Federal and state regulators are also rigorously enforcing existing laws, regulations and rules and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. Consumer finance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as we currently intend. See “Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.”

These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our result of operations. Ensuring compliance with new or changing laws and regulations also require increased expense and may create significant operational impact. As compared to our competitors, we could be subject to more stringent state or local regulations, or could incur greater compliance costs as a result of regulatory changes. In addition, our failure to comply (or to ensure that our agents and third-party service providers comply) with these laws or regulations may result in costly litigation or enforcement actions, the penalties for which could include but are not limited to: revocation of required licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to directly or indirectly collect all or a part of the principal of or interest on loans; delays in the foreclosure process and increased servicing advances; and increased repurchase and indemnification claims.

Proposals to change the statutes and regulations affecting financial services companies are frequently introduced in Congress, state legislatures and local governing bodies, as well as by their regulatory bodies, and, if enacted, may affect our operating environment in substantial and unpredictable ways. We cannot determine whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon our financial condition or results of operations.

With respect to state regulation, including loan, loan broker, mortgage loan originator, servicing, debt collection and similar statutes in all U.S. jurisdictions, and with licensing or other requirements that we believe may be applicable to us, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to originate mortgage loans, perform our servicing obligations or make our loan platform available to borrowers in particular states, which may adversely impact our business.

We depend on the programs of the Agencies. Discontinuation, or changes in the roles or practices, of these entities, without comparable private sector substitutes, could materially and negatively affect our results of operations and ability to compete.

We sell mortgage loans to various entities, including Fannie Mae and Freddie Mac, which include the mortgage loans in GSE-guaranteed securitizations. In addition, we pool FHA insured, VA guaranteed mortgage loans, and loans guaranteed by the U.S. Department of Agriculture, all of which back securities guaranteed by Ginnie Mae. We derive material financial benefits from our relationships with the Agencies, as our ability to originate and sell mortgage loans under their programs reduces our credit exposure and mortgage loans inventory financing costs. In addition, we receive compensation for servicing loans on behalf of Fannie Mae, Freddie Mac and Ginnie Mae.

The future of the GSEs and the role of the Agencies in the U.S. mortgage markets are uncertain. In 2008, Fannie Mae and Freddie Mac experienced catastrophic credit losses and were placed in the conservatorship of the FHFA. As a result, housing finance reform continues to be an ongoing topic of discussion. The roles of the GSEs (including as insurers or guarantors of MBS) could be eliminated, or significantly reduced as a consequence of Congressional or administrative reforms. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase requests and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other seller/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans through our loan production segment, and the performance, liquidity and market value of our investments. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations. Additionally, efforts to move Fannie Mae and Freddie Mac out of conservatorship could impact the appetite of, and terms demanded by, MBS investors for the mortgages that we originate and could create a higher level of non-Agency product for which demand could be less consistent than Agency mortgages.

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

Changes in GSE or Ginnie Mae selling and/or servicing guidelines could adversely affect our business.

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
•staffing levels and other origination and servicing practices;
•fees that we may charge to consumers or pass-through to the Agencies;
•modification standards and procedures;
•pricing and guarantee fees;
•non-reimbursable advances; and

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

Certain capital requirements effective in 2023 and 2024 may impact liquidity in Ginnie Mae markets and while the ultimate impact remains uncertain, such requirements could have the effect of devaluing certain Ginnie Mae MSRs. If we misjudge the magnitude of the costs and benefits of these updated minimum financial eligibility requirements and their impacts on our business, our financial results could be negatively impacted.

We are subject to regulatory investigations and inquiries and may incur fines, penalties and increased costs and that could damage our reputation.

Federal and state agencies have broad enforcement powers over us and others in the loan origination and servicing industry, including powers to investigate our lending and servicing practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. See “Business— Supervision and regulation.” The continued focus of regulators on the practices of the loan origination and servicing industry have resulted and could continue to result in new enforcement actions that could directly or indirectly affect the manner in which we conduct our business and increase the costs of defending and settling any such matters, which could adversely impact our reputation and/or results of operations.

In addition, the laws and regulations applicable to us are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. As a result of varied, infrequent, or unclear interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations. Provisions that by their terms, or as interpreted, apply to lenders or servicers of loans may be construed in a manner that favors our borrowers and customers over loan originators and servicers. Furthermore, provisions of our loan agreements could be construed as unenforceable by a court. These ambiguities and uncertainties could lead to material disruptions in our business practices and result in signification costs or reputational harm.

The CFPB monitors the loan origination and servicing sectors, and its rules increase our regulatory compliance burden and associated costs.

We are subject to the regulatory, supervisory and enforcement authority of the CFPB, which has oversight of non-depository mortgage lending and servicing institutions. The CFPB has broad rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including HMDA, ECOA, TILA and RESPA, the Fair Debt Collections Practices Act, the Gramm-Leach-Bliley Act (“GLBA”) and the Fair Credit Reporting Act (“FCRA”). The CFPB has actively issued and amended a number of regulations relating to loan origination and servicing activities, including ability-to-repay and “Qualified Mortgage” standards, HOEPA, Regulation B, and other origination standards and practices, as well as servicing requirements, guidelines and bulletins. The CFPB’s activities have required us to make modifications and enhancements to our mortgage servicing processes and systems.

We are subject to examinations by the CFPB. The CFPB’s examinations have increased, and may increase, our administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on our lending and loan servicing businesses, and any failure in our ability to comply with the new rules by their effective dates, could be detrimental to our business.

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

The CFPB has been the subject of constitutional challenges, other lawsuits and political controversy. Executive orders, court orders, and new legislation could change applicable CFPB statutes, regulations and priorities in ways that affect the Company’s operating environment in substantial and unpredictable ways, including by increasing or decreasing the cost of doing business, limiting or expanding permissible activities, incentivizing states to increase their regulatory activities, or affecting the competitive balance among lending and real estate services companies.

The federal government may seek significant monetary damages and penalties against mortgage loan lenders and servicers under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and the False Claims Act (“FCA”) for making false statements and seeking reimbursement for ineligible costs and expenses.

The federal government has a history of taking actions against mortgage loan lenders and servicers alleging violations of FIRREA and the FCA. Some of the actions against lenders alleged that the lenders sold defective loans to Fannie Mae and Freddie Mac, while representing that the loans complied with the GSE’s underwriting guidelines. The federal government has also brought actions against lenders asserting that they submitted claims for FHA-insured loans that the lender falsely certified to HUD met FHA underwriting requirements that resulted in FHA paying out millions of dollars in insurance claims to cover the defaulted loans. See “Item 1. Business—Supervision and regulation—Supervision and enforcement” and the risk factor captioned “We are subject to regulatory investigations and inquiries and may incur fines, penalties and increased costs that could negatively impact our future liquidity, financial position and results of operations or damage our reputation.” Because these actions carry the possibility for treble damages, many have resulted in settlements totaling in the hundreds of millions of dollars, as well as required lenders and servicers to make significant changes in their practices. The Company’s FCA litigation-related risk may increase as a result of administration changes, legislative or regulatory changes, and changes in FCA case law, which could increase the Company’s compliance costs and burdens, increase the size of potential penalties arising from FCA enforcement actions, increase the size of settlements entered into in connection with FCA claims, or make it easier for the DOJ or FCA qui tam plaintiffs to assert FCA claims or to advance new theories of FCA claims relating to our mortgage origination and servicing conduct.

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

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices, including HOEPA, which broadly covers home-purchase loans and open-end, home-secured credit transactions (such as home equity lines of credit). HOEPA provides that an assignee of such a “high cost mortgage loan” is subject to all claims and any defense which the borrower could assert against the original creditor, which has severely constrained the secondary market for such loans. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgage loans, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgage loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business. If any of our mortgage loans are found to exceed high-cost thresholds under HOEPA or equivalent state laws, we may be unable to sell them on the secondary market and/or be required to repurchase them from our investors.

Failure to comply with fair lending laws and regulations could lead to a wide variety of costs and penalties.

Antidiscrimination statutes and regulations, including the Fair Housing Act, ECOA, and other federal and state fair lending laws, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, ethnicity, gender, religion and national origin. States have analogous anti-discrimination laws that extend protections beyond the protected classes under federal law, extending protections, for example to gender identity. The CFPB has taken the position that it has authority under the Consumer Financial Protection Act to identify, prohibit and prosecute discrimination as an unfair, deceptive, or abusive act or practice to target discriminatory conduct, even where fair lending laws, such as ECOA, may not apply. Federal regulators and consumer advocates have also recently expressed concerns of biased appraisal practices throughout the industry, and are investigating claims of consumer complaints. Although the Company, as a lender, does not control the appraisal process, it has been and may be involved in litigation and borrower claims regarding appraisal bias.

Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions relating to protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals), as well as to redlining and reverse redlining practices that exclude or target certain neighborhoods. These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims and these redlining practices in the context of mortgage loan lending and servicing.

The Company has been, and is likely to continue to be, subject to legal actions, examinations, and other regulatory actions involving alleged or potential violations of the ECOA, the Fair Housing Act, and similar state laws, which may result in increased compliance burdens, actual or reputational damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties that can be significant.

Some states have, and others are considering, implementing state level versions of the federal Community Reinvestment Act of 1977 (“CRA”) that would apply to non-depository mortgage lenders, like us, intended to address systemic inequities in access to credit, expand financial inclusion, and reverse the impact of redlining in low and moderate-income communities and minority communities. The federal CRA currently only applies to federally insured depository banks and institutions. These state-level CRAs expose us to additional compliance risks that may adversely impact our operations, and could fuel potential disparate impact claims.

The DOJ and federal and state regulators have increased their focus on enforcing the Servicemembers Civil Relief Act (“SCRA”) and similar state laws resulting in increased compliance costs and risk.

The SCRA and similar state laws generally provide relief and protection to U.S. military servicemembers, certain National Guard members and others from being charged interest on a mortgage loan in excess of rate limits during the periods of active duty (plus one additional year after the end of active duty) along with foreclosure protections and other related benefits. Examinations, enforcement actions or litigation related to the SCRA or related state laws, could result in fines, penalties or changes in business practices that may be significant.

Privacy and information security are an increasing focus of regulators at the federal and state levels.

We are subject to a variety of other local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information, including the GLBA, FCRA, California Consumer Privacy Act (“CCPA”), California Privacy Rights Act (“CPRA”), and numerous other state and local privacy laws. Collectively, these laws expand the potential for public scrutiny and escalating levels of enforcement and sanctions and increased costs for compliance. Furthermore, we also must comply with regulations in connection with doing business and offering loan products over the internet, including various state and federal e-signature rules mandating that certain disclosures be made, and certain steps be followed in order to obtain and authenticate e-signatures. Our ongoing and further adoption of AI may be subject to us expanding scope of AI laws and requirements.

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

We are subject to laws, regulations, and guidelines regarding our use of telemarketing; failure to comply with these laws, rules, and guidelines, including the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing Sales Rule (“TSR”), could increase our operating costs and adversely impact our business.

The TCPA, Telemarketing Sales Rule and related laws and regulations govern, among other things, communications via telephone and text and the use of automatic telephone dialing systems (“ATDS”) and artificial and prerecorded or AI generated voices. The Federal Communications Commission (“FCC”) and the FTC have responsibility for regulating various aspects of these laws. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs.

Subject to certain exemptions, the TCPA makes it unlawful for any person within the United States, or any person outside the United States if the recipient is within the United States, to make any call (other than a call made for emergency purposes or made with the prior express consent of the called party) using any ATDS or an artificial or prerecorded or AI generated voice to any cellular telephone number or other number for which the called party is charged. Under FCC rulings and regulations “prior express consent” must be in writing if the call contains an advertisement or constitutes telemarketing. In December 2023, the FCC promulgated a rule requiring that such consent be obtained on behalf of each calling party individually (which previously could have been obtained on behalf of multiple calling parties simultaneously). This rule has been stayed pending the final resolution of legal challenges. Separately, the TCPA requires telemarketers to maintain an internal DNC list and a policy adhering to “do-not-call” registry requirements which, in part, mandate callers to refrain from making unsolicited marketing calls to consumers who have listed their numbers on the National Do Not Call Registry, absent an inquiry or established business or personal relationship. Short message service and multimedia message service messages are also “calls” for the purpose of the TCPA and the FCC’s regulations implanting the statute. Many states have similar consumer protection laws regulating telemarketing and litigation related to these laws in some states, particularly Florida, has increased substantially in the last few years.

The TCPA provides a private right of action under which a plaintiff, including a plaintiff in a class action, may recover actual monetary loss or $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice”, AI generated voice, or ATDS. The TCPA authorizes a private right of action of “up to” $500 for each call or text made in violation of the DNC provisions of the TCPA beginning with the second violative call made in any 12 month period, unless the call is made as a result of a good faith error by a caller maintaining appropriate policies and procedures to comply with the statute. Under either provision a court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure. An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we are regularly subject to putative, class action suits alleging violations of the TCPA and state enactments such as the Florida Telephone Solicitation Act (“FTSA”). If we are found to have violated the TCPA, FTSA or other state law equivalents, or if a class is certified in an action, the amount of expense, damages and potential liability could be extensive and have a material adverse effect on our results of operations and financial condition.

The FCC and FTC may promulgate new rules under the TCPA and the Telephone Sales Rule, or modify existing rules, which could result in additional compliance costs, changes to our marketing practices, or both. For example, the FCC has adopted new rules governing the ability of call and text message recipients to revoke consent previously given and thereby “opt-out” of receiving future calls and text messages from a sender. These new rules specify when a call or text message recipient’s consent must be considered revoked and create certain presumptions about other forms of consent revocation that a sender of a call or text message can rebut pursuant to a totality of circumstances test administered by the FCC or by a court. The rules also require valid consent revocations to be honored within a reasonable period of time not to exceed ten business days from receipt of such requests but allow for senders to seek clarification about the scope of a customer’s revocation request. Compliance with these rules, which are scheduled to take effect in the second quarter of 2025, could require changes in our marketing processes and limit our ability to market to existing or prospective customers. Failure to comply with new FCC rules could subject us to liability under the TCPA in federal enforcement actions or in private litigation.

Separately, industry associations, such as the Cellular Telecommunications Industry Association (“CTIA”), promulgate guidelines for wireless carriers regarding the transmission of SMS or text messages. Wireless carriers and their service providers could elect to impose such guidelines as requirements on our SMS or text messaging marketing campaigns or could elect to impose additional, separate requirements. These carrier and affiliated service provider requirements could have the effect of hindering our ability to contact consumers, which could have a material adverse effect on our business. The scope and application of industry guidelines, requirements, and related practices may be subject to changes and uncertainties. The operation of or compliance with such wireless industry rules and related industry practices may decrease our revenues or increase our costs.

Risks Related to Our Indebtedness

We rely on warehouse lines of credit and other sources of capital and liquidity to meet the financing requirements of our business.

Our ability to finance our operations and repay maturing obligations rests on our ability to borrow money and secure investors to purchase loans we originate or facilitate. We rely in particular on our warehouse lines of credit to fund our mortgage loan originations. We are generally required to renew our warehouse lines each year, which exposes us to refinancing, interest rate, and counterparty risks. As of December 31, 2024, we had nine warehouse lines, which provide an aggregate available mortgage loan lending facility of $3.7 billion, and all of our warehouse lines allow advances to fund loans at closing of the consumer’s mortgage loan. We rely on two such warehouse line providers for 43% of our aggregate available residential mortgage loan funding capacity. Our existing indebtedness includes our warehouse lines, secured credit facilities, and other debt obligations. Our secured credit facilities are collateralized by MSRs, trading securities, and servicing advances. If any warehouse line provider or lender ceased doing business with us, materially reduced the funding available to us, or would only do business on unfavorable terms, our business, operations, and results of operations could materially suffer. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Warehouse and Other Lines of Credit and Debt Obligations.” Our ability to extend or renew existing warehouse lines, secured credit and other debt facilities, as well as obtain new warehouse lines, secured credit and other debt facilities is affected by a variety of factors including:

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

Warehouse lines, secured credit and other debt facilities may not be available to us with counterparties on acceptable terms or at all. Our access to and our ability to renew our existing warehouse lines, secured credit and other debt facilities could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the warehouse lines; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the secondary market for mortgage loans (see “We depend on the programs of the Agencies. Discontinuation, or changes in the roles or practices, of these entities, without comparable private sector substitutes, could materially and negatively affect our~~;~~ results of operations and ability to compete.”) or (iv) termination of our role as servicer of the underlying mortgage loan assets upon the occurrence of certain events such as (x) we default in the performance of our servicing obligations or (y) we declare bankruptcy or become insolvent. Our access to our existing warehouse lines, secured credit and other debt facilities could also suffer in the event of market disruptions, including in the event of a bank failure.

An event of default, an adverse action by a regulatory authority, or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult or impossible for us to renew existing warehouse lines, secured credit or other debt facilities or obtain new warehouse lines, secured credit or debt facilities, any of which would have a material adverse effect on our business and results of operations, and would result in substantial diversion of our management’s attention. Similarly, market disruptions, such as the unanticipated failure of our lenders, could disrupt our ability to access existing, or identify new, warehouse lines, secured credit and other debt facilities.

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

As a result of our losses incurred in fiscal 2023 and 2024, we were required to amend certain of our warehouse lines, secured credit facilities and other debt obligations related to financial covenants and we may need to execute additional amendments from certain of our lending counterparties related to our financial covenants in the future. There can be no assurance that such amendments will be agreed to, in which case we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral, as well as triggering cross default provisions under other financing facilities which could materially adversely affect our financial condition and results of operations.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources—Warehouse and Other Lines of Credit and Debt Obligations” for more information about these and other financing arrangements. If we are unable to access these or other sources of capital and liquidity, our business, financial condition and results of operations may be negatively impacted.

Our indebtedness and other financial obligations may limit our financial and operating activities and our ability to incur additional debt to fund future needs.

As of December 31, 2024, we had $4.4 billion of outstanding indebtedness, of which $2.4 billion was secured, short term indebtedness under our warehouse lines, $1.2 billion was secured debt obligations, and $812.1 million was unsecured debt obligations. For more information regarding our financing arrangements, see “Item 7. Management discussion and analysis —Liquidity and capital resources—Warehouse and Other Lines of Credit and Debt Obligations.” Subject to the limits contained in the applicable agreements governing our warehouse lines and other debt obligations, we have incurred and will likely continue to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions, or for other purposes. As we do so, the risks related to our high level of debt increase. Specifically, our high level of debt could have important consequences, including the following:

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

We also depend primarily on cash generated by our operations to pay our expenses and any amounts due under our existing indebtedness and any future indebtedness we may incur. As a result, our ability to repay our indebtedness depends on the future performance of our business, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and we may not achieve our currently anticipated growth in revenues and cash flows, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing indebtedness, sell assets or borrow additional funds, in each case on terms that may not be acceptable to us, if at all. For example, we have sold, and we may need to sell, MSRs to meet liquidity needs. In addition, the terms of existing or future debt agreements may restrict us from engaging in any of these alternatives.

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

We are a holding company and have no material assets other than our equity interest in LD Holdings, which is itself a holding company that has no material assets other than its 99.99% equity interests in LDLLC, and 100% equity interests in ART, LDSS, MSC and Mello (and indirect interests in other subsidiaries). We have no independent means of generating revenue. We intend to cause LDLLC (and the other subsidiaries, if practicable) to make distributions to LD Holdings, and LD Holdings to make tax distributions to its unitholders in an amount sufficient to cover all applicable taxes payable by them determined according to assumed rates under the Holdings LLC Agreement, payments owing under the tax receivable agreement, dividends, if any, declared by us, and our operating capital needs. To the extent that we need funds, and LDLLC or LD Holdings are restricted from making such distributions under applicable law or regulation or contract, or are otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.

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

We currently rely on these exemptions. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements.

The Continuing LLC Members including Mr. Hsieh and his affiliates (the “Hsieh Stockholders”) hold their ownership interests in our business through LD Holdings and their interests may conflict with yours in the future.

Prior to our IPO, we completed a reorganization by changing our equity structure to create a single class of LLC Units in LD Holdings (the “Reorganization”). Prior to the Reorganization, our capital structure consisted of different classes of membership interests held by certain members of LD Holdings (“Continuing LLC Members”). The LLC Units were exchanged on a one-for-one basis for Class A holding units (“Holdco Units”) and Class C common stock. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at our election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.

The Hsieh Stockholders currently hold approximately 51.9% of the voting power of our outstanding capital stock and therefore, for so long as they continue to hold a majority of the voting power, will be able to control all matters submitted to our stockholders for approval (other than items subject to a super majority vote or a separate class vote). In addition, the Continuing LLC Members (including the Hsieh Stockholders) own 38.5% of the Holdco Units. Because they hold their ownership interest in our business through LD Holdings, rather than us, these existing unitholders may have conflicting interests with holders of our Class A Common Stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us. See Note 1- Description of Business, Presentation and Summary of Significant Accounting Policies “Income Taxes” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The multi- class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial offering (including the Hsieh Stockholders), who hold 51.9% of the voting power of our capital stock which includes the voting power of equity interests of other directors and officers currently held in vehicles for which Mr. Hsieh exercises sole voting power, and Parthenon Capital Partners (the “Parthenon Stockholders”), who together with the Hsieh Stockholders hold in the aggregate approximately 92.6% of the voting power of our capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class C and Class D Common Stock have five votes per share, and our Class A Common Stock, has one vote per share. The Hsieh Stockholders and Parthenon Stockholders hold our Class A, Class C and Class D Common Stock which together aggregate to approximately 92.6% of the voting power of our outstanding capital stock. The Hsieh Stockholders currently hold approximately 51.9% of the voting power of our outstanding capital stock. Because of the five-to-one voting ratio between our Class C and Class D Common Stock and the Class A Common Stock, the Hsieh Stockholders alone, or with the Parthenon Stockholders, collectively control, and are expected to continue to control, a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval. Such rights and differential voting of the Parthenon Stockholders and Hsieh Stockholders shall cease on February 16, 2026, five years from the date of our IPO (referred to as “sunset”). This concentrated control could limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

The multi-class structure of our common stock may adversely affect the trading market for our Class A Common Stock.

Proxy advisory firms and several large institutional investors oppose the use of multiple class structures. As a result, the multi-class structure of our common stock has caused proxy advisory firms to publish negative commentary about our corporate governance practices, and may result in large institutional investors not purchasing shares of our Class A Common Stock. Any exclusion from stock indices, funds, or otherwise could result in a less active trading market for our Class A Common Stock. Any actions or publications by proxy advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Stock.

Certain of our stockholders will have the right to engage or invest in the same or similar businesses as us.

In the ordinary course of its business activities, Anthony Hsieh and Parthenon Capital and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that Anthony Hsieh and Parthenon Capital or any of its officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries have no duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries (provided, that, with respect to Anthony Hsieh, only to the extent that such business is not a core business, defined generally to be a business in which the Company engages or is contemplating engaging in a material respect), even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Other than, with respect to Anthony Hsieh, as to any core business, no such person will be liable to us for breach of any fiduciary or other duty, as a director or officer or otherwise, by reason of the fact that such person, acting in good faith, pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity, to us unless, in the case of any such person who is our director or officer, any such business opportunity is expressly offered to such director or officer solely in his or her capacity as our director or officer.

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

Further, upon consummation of our IPO, loanDepot, Inc. acquired a significant equity interest in LD Holdings from LD Investment Holdings, Inc. (the “Parthenon Blocker”) after a series of transactions that resulted in Parthenon Blocker merging with and into loanDepot, Inc., with loanDepot, Inc. remaining as the surviving corporation. The Company did not realize any of the cash savings in U.S. federal, state and local tax described above regarding tax basis adjustments and deemed interest deductions in relation to any Class D Common Stock received by the Parthenon Stockholders in the Reorganization Transactions. The Parthenon Stockholders or their permitted assignees, however, are entitled to receive payments under the tax receivable agreement in respect of the cash tax savings, if any, that we realize or are deemed to realize as a result of future exchanges of Holdco Units and Class B or Class C Common Stock for cash or Class A Common Stock of loanDepot, Inc. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and/or (ii) distributions to us by LD Holdings are not sufficient to permit us to make payments under the tax receivable agreement after it has paid its taxes and other obligations. For example, were the IRS to challenge a tax basis adjustment, or other deductions or adjustments to the taxable income of LD Holdings or its subsidiaries, none of the parties to the tax receivable agreement will reimburse us for any payments that may previously have been made under the tax receivable agreement, except that excess payments made to the Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members or their permitted assignees will be netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in certain circumstances we could make payments to the Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members or their permitted assignees under the tax receivable agreement in excess of our ultimate cash tax savings. In addition, the payments under the tax receivable agreement are not conditioned upon any recipient’s continued ownership of interests in us or LD Holdings. The Parthenon Stockholders, Parthenon affiliates owning Holdco Units and certain of the Continuing LLC Members will receive payments under the tax receivable agreement until such time that they validly assign or otherwise transfer their rights to receive such payments.

In certain circumstances, including certain changes of control of the Company, payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that (i) in the event that we materially breach any of our material obligations under the agreement, whether as a result of failure to make any payment, failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, (ii) if, at any time, we elect an early termination of the agreement, or (iii) upon certain changes of control of the Company, our (or our successor’s) obligations under the agreements (with respect to all Holdco Units of LD Holdings, whether or not such units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions. These assumptions include the assumptions that (i) we (or our successor) will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits subject to the tax receivable agreement, (ii) we (or our successor) will utilize any loss carryovers generated by the increased tax deductions and tax basis and other benefits in the earliest possible tax year, and (iii) LD Holdings and its subsidiaries will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. As a result of the foregoing, if we materially breach a material obligation under the agreement, if we elect to terminate the agreement early, or if we undergo a change of control we would be required to make an immediate lump sum payment equal to the present value of the anticipated future tax savings, which payment may be made significantly in advance of the actual realization of such future tax savings. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. We may not be able to fund or finance our obligations under the tax receivable agreement. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. See Note 1-Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” for further information.

In certain circumstances, LD Holdings will be required to make distributions to us and the other holders of Holdco Units and the distributions that LD Holdings will be required to make may be substantial.

The holders of LD Holdings Units, including loanDepot, Inc., will incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of LD Holdings. Net profits and net losses of LD Holdings will generally be allocated to the holders of Holdco Units (including loanDepot, Inc.) pro rata in accordance with their respective share of the net profits and net losses of LD Holdings. The Holdings LLC Agreement provides for cash distributions to each holder of Holdco Units (including loanDepot Inc.), which we refer to as “tax distributions,” based on certain assumptions. LD Holdings may be required to make tax distributions that, in the aggregate, may exceed the amount of taxes that LD Holdings would have paid if it were taxed on its net income at the assumed rate. Funds used by LD Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that LD Holdings will be required to make may be substantial, and may exceed (as a percentage of LD Holdings’ income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. These tax distributions may have a material negative effect on our liquidity.

Risks Related to Ownership of Our Class A Common Stock and Public Company Status

The market price of our Class A Common Stock may be volatile, which could cause the value of your investment to decline.

The market price of our Class A Common Stock has been, and may continue to be, highly volatile and subject to wide fluctuations. In addition, the trading volume in our Class A Common Stock has fluctuated, and may continue to fluctuate, and cause significant price variations. In fact, the closing market price of our Class A Common Stock has ranged between $31.48 and $1.18 since our IPO priced in February 2021. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A Common Stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly or annual results of operations; additions or departures of key management personnel; changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates; publication of research reports about our industry; litigation and government investigations; changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry; adverse announcements by us or others and developments affecting us; announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments; actions by institutional stockholders; increases in market interest rates that may lead investors in our shares to demand a higher yield; and other risk factors detailed in this Item 1A, and in response the market price of shares of our Class A Common Stock could decreases significantly. You may be unable to resell your shares of Class A Common Stock at or above your purchase price, or at all.

In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. We are currently subject to securities class action litigation and derivative complaints related to our IPO and we may be subject to additional litigation in the future. Any such litigation could result in substantial costs and a diversion of our management’s attention and resources. For additional information about the litigation in which we are involved, see “Item 3. Legal Proceedings”.

A material weakness of internal controls over financial reporting could have a material adverse effect on our business and stock price.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, harm our operating results, and cause the price of our securities to decline.

In addition, we are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Further, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our securities to decline, and we may be subject to investigation or sanctions by the SEC.

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

The sale of substantial amounts of shares of our Class A Common Stock in the public market, whether in concentrated transactions or over time, or the perception that such sales could occur, including sales by the Hsieh Stockholders, the Parthenon Stockholders, or other Continuing LLC Members, may have had, and could have, an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock.

While, as of March 10, 2025, we have a total of 104,724,387 shares of Class A Common Stock issued and outstanding, 223,557,956 additional shares of Class A Common Stock may be issued upon the exercise of the exchange and /or conversion rights described elsewhere in this annual report on Form 10-K (assuming all outstanding 126,531,285 Holdco Units together with an equal number of shares of Class B Common Stock or Class C Common Stock, as applicable, and all of our outstanding 97,026,671 Class D Common Stock are exchanged for shares of Class A Common Stock). To the extent shares or HoldCo Units are held by our directors, executive officers and their affiliated entities, they may be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In 2024, we filed an S-3 registration statement registering 241,800,107 shares of our Class A Common Stock for the Hsieh Stockholders and the Parthenon Stockholders. These holders have registration rights that could permit them to sell additional securities into the open market.

As these holders continue to exercise their right to exchange their shares or units into shares of our Class A common Stock, the stock price of our Class A Common Stock could drop significantly if the market perceives this as an intent to sell these shares. In addition, shares of our Class A Common Stock or securities convertible or exchangeable for shares of our Class A Common Stock granted or reserved for future issuance pursuant to our 2021 Omnibus Incentive Plan or other equity plans or programs become eligible for sale in the public market once those shares are issued in accordance with the terms of applicable award agreements and equity plans and subject to Rule 144, as applicable. As restrictions on resale end, the market price of our shares of Class A Common Stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings or our shares of Class A Common Stock or other securities. During 2024, our directors and Section 16 executive officers sold 12,172,190 shares.

We cannot assure that we will pay any dividends on our Class A Common Stock.

Our Board has not declared a regular cash dividend since the second quarter of fiscal 2022, and there can be no assurance that our Board will determine to recommend cash dividends in the future. Any such determination will depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, including the satisfaction of our obligations under the tax receivable agreement, restrictions in our debt agreements, business prospects and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends depends on our receipt of distributions from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any indebtedness we or our subsidiaries incur. For more information about our dividends, see “Item. 7. Management Discussion and Analysis - Liquidity and Capital Resources - Dividends and Distributions.”

An active, liquid trading market for our Class A Common Stock may not be sustained.

Although our Class A Common Stock is currently listed on the NYSE under the symbol “LDI,” an active trading market for our shares may not be sustained. Accordingly, if an active trading market for our Class A Common Stock is not maintained, the liquidity of our Class A Common Stock, your ability to sell your shares of our Class A Common Stock when desired and the prices that you may obtain for your shares of Class A Common Stock will be adversely affected.

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

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery of the State of Delaware (or if the Court of Chancery of the State of Delaware lacks jurisdiction, any other state court of the State of Delaware, or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. The foregoing provision does not apply to claims arising under the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring or holding any interest in our common stock shall be deemed to have notice of and to have consented to the forum selection provisions described in our amended and restated certificate of incorporation. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent an unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable.

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

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management or our board of directors. Stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of stockholders to benefit from a change in control or change in our management and board of directors and, as a result, may adversely affect the market price of our Class A Common Stock and your ability to realize any potential change of control premium.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of our business, we receive, process, retain, transmit and store proprietary information and sensitive or confidential data, including certain public and nonpublic personal information concerning employees, borrowers and other customers and potential customers. In addition, we enter into relationships with third-party vendors to assist with various aspects of our business, some of which require the exchange of personal employee or customer information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems, including those pertaining to third-party service providers, that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by dedicated information security teams, including technology risk, cybersecurity operations, cybersecurity engineering, and identity and access management, led by our Chief Information Security Officer (“CISO”). These teams collectively manage and monitor mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, access, or other security incidents or vulnerabilities affecting our data, digital assets and systems in furtherance of maintaining a secure information technology environment.

For example, we conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors, and other contractors and suppliers. We also conduct regular employee training on cyber and information security topics, phishing and simulations. In addition, we consult with outside advisors and experts, when appropriate, on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment. We also utilize a third party for cybersecurity incident monitoring and response.

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

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management program. While we have identified risks from cybersecurity threats, such risks have not materially affected us, including our business strategy, results of operations or financial condition, with the exception of the Cybersecurity Incident, as disclosed in a Current Report filed by the Company on Form 8-K on January 8, 2024, as amended on January 22, 2024 and February 27, 2024, and in subsequent filings with the SEC. We recognized $24.6 million of expenses related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024. In addition, we were named, and may still be named, as a defendant in lawsuits related to this Cybersecurity Incident, which are seeking various remedies, including monetary and injunctive relief. Further, we have engaged with and continue to engage with regulators related to the Cybersecurity Incident. While we cannot presently quantify the full scope of expenses and other related impacts associated with this Cybersecurity Incident, including costs associated with any related current or future litigation or regulatory inquiries or investigations, we currently do not expect that the Cybersecurity Incident will have a material effect on our overall financial condition or on our ongoing results of operations beyond those amounts already accrued. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Cyberattacks, information or security breaches and technology disruptions or failures, including failure of internal operational or security systems or infrastructure, or other cybersecurity incidents of ours or of our third-party vendors, could damage our business operations and increase our costs.”

The Board of Directors, as a whole and at the committee level, oversees our enterprise risk management program, the most significant risks facing us and our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regularly scheduled and as needed updates on cybersecurity and information technology matters and related risk exposures from our CISO and Chief Information Officer. The Board also receives regular updates from our CISO and Chief Information Officer on cybersecurity risks. In addition, we have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the Audit Committee and the Board of Directors.

Item 2. Properties

Facilities and Real Estate

Our corporate headquarters are located at 6561 Irvine Center Drive, Irvine, CA 92618, in a three-building development totaling 118,312 square feet of leased office space. This location houses our corporate offices, our largest sales and processing team, and our support services and operations.

We lease four additional facilities: one in Chandler, Arizona; one in Scottsdale, Arizona; one in Southfield, Michigan; and one in Plano, Texas. Our Chandler and Scottsdale locations house operations, technology, and sales teams. Our Southfield location houses sales and support. Our Plano location includes employees from nearly all aspects of our business, including our servicing department. In addition, we lease over 100 licensed sales office locations in most states across the United States. None of our leases extend beyond 10 years. Refer to Note 10 - Leases in the Notes to Consolidated Financial Statements for further information on our leases.

Item 3. Legal Proceedings

From time to time, we and certain of our subsidiaries are involved in various legal and regulatory matters that arise in connection with the conduct of our business. For a further discussion of our material legal proceedings, see Note 20 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.”

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

Holders

As of March 10, 2025, there were 44 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of March 10, 2025, there were 0 stockholders of record of our Class B common stock.

As of March 10, 2025, there were 47 stockholders of record of our Class C common stock.

As of March 10, 2025, there were 4 stockholders of record of our Class D common stock.

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

On October 1, 2024, we issued to stockholders 1,941,162 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On November 1, 2024, we issued to stockholders 5,093,434 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On December 1, 2024, we issued to stockholders 115,623 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders

Issuer Purchases of Equity Securities

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

Residential Real Estate Market
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
Our mortgage loan refinancing volumes (and to a lesser degree, our purchase volumes), balance sheet, and results of operations are influenced by changes in interest rates and how we effectively manage the related interest rate risk. The majority of our assets are subject to interest rate risk, including LHFS, LHFI, IRLCs, trading securities, servicing rights, forward sales contracts, interest rate swap futures and put options. We refer to such forward sales contracts, interest rate swap futures and put options collectively as “Hedging Instruments.” As interest rates increase, our LHFS, LHFI and IRLCs generally decrease in value while our Hedging Instruments utilized to hedge against interest rate risk typically increase in value. Rising interest rates cause our expected mortgage loan servicing revenues to increase due to a decline in mortgage loan prepayments which extends the average life of our servicing portfolio and increases the value of our servicing rights. Conversely, as interest rates decrease, our LHFS, LHFI and IRLCs generally increase in value while our Hedging Instruments decrease in value. In a declining interest rate environment, borrowers tend to refinance their mortgage loans, which increases prepayment speed and causes expected mortgage loan servicing revenues to decrease, which reduces the average life of our servicing portfolio and decreases the value of our servicing rights. Changes in fair value of our servicing rights are recorded as unrealized gains and losses in changes in fair value of servicing rights, net, in our consolidated statements of operations.
Beginning in early 2022, long-term interest rates began a period of sustained increases. Although the Federal Reserve lowered interest rates by 100 basis points in late 2024, long-term interest rates, which fixed rate mortgages are linked with, have not materially lowered. The sustained increase in mortgage interest rates adversely impacted mortgage loan origination volumes, reducing demand for refinance mortgages and impacting affordability and qualification for homebuyers as well as due to a large number of existing homeowners benefiting from low-interest rates, adversely impacting purchase transaction supply.
Vision 2025, launched in July of 2022, was a critical factor in our successful navigation of unprecedented and challenging market conditions over the past three years. During the third quarter of 2024, we achieved profitability and successfully completed our Vision 2025 strategic plan. The subsequent launch of Project North Star builds on the strategic pillars of Vision 2025 by focusing on our goal of becoming the lifetime lending partner of choice for homeowners, growing our mortgage reach and capabilities, growing our servicing portfolio over the long-term, and investing in low touch, data-driven mortgage processing workflow to drive operating leverage As we look toward 2025, we anticipate continued market challenges, but we believe that the implementation of Project North Star will allow us to capture the benefit of higher market volumes while we continue to capitalize on our ongoing investments in operational efficiency to achieve sustainable profitability in a wide variety of operating environments.

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

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
IRLCs	$32,541,852	$32,155,455	$68,553,340
IRLCs (units)	110,528	105,143	211,647
Pull-through weighted lock volume	$22,854,729	$21,475,262	$45,164,915
Pull-through weighted gain on sale margin	3.17%	2.75%	1.94%
Loan originations by purpose:
Purchase	$16,197,535	$16,474,927	$29,333,525
Refinance	8,298,965	6,196,804	24,444,931
Total loan originations	$24,496,500	$22,671,731	$53,778,456
Gain on sale margin	2.96%	2.60%	1.63%
Loan originations (units)	84,328	76,847	161,496
Licensed loan officers	1,728	1,573	1,902
Loans sold:
Servicing-retained	$15,238,250	$15,222,156	$38,461,896
Servicing-released	8,771,900	7,918,029	20,855,416
Total loans sold(1)	$24,010,150	$23,140,185	$59,317,312
Loans sold (units)	82,672	77,372	175,633
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$115,971,984	$145,090,199	$141,170,931
Total servicing portfolio (units)	417,875	496,894	471,022
60+ days delinquent ($)(2)	$1,826,105	$1,392,606	$1,421,722
60+ days delinquent (%)	1.57%	0.96%	1.01%
Servicing rights at fair value, net(3)	$1,615,510	$1,985,718	$2,025,136
Weighted average servicing fee(4)	0.30%	0.29%	0.30%
Multiple (4)(5)	4.9x	5.0x	5.2x
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

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table sets forth our consolidated financial statement data for 2024 compared to 2023. A comparative discussion of results for 2023 compared to 2022 is provided in the "Results of Operations" section within the Company’s Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2023.

	Year Ended December 31,		Change $	Change %
(Dollars in thousands)	2024	2023
REVENUES:
Net interest (expense) income	$(843)	$3,118	$(3,961)	(127.0)%
Gain on origination and sale of loans, net	642,078	524,521	117,557	22.4
Origination income, net	82,290	65,209	17,081	26.2
Servicing fee income	481,699	492,811	(11,112)	(2.3)
Change in fair value of servicing rights, net	(215,138)	(184,417)	(30,721)	(16.7)
Other income	70,149	72,780	(2,631)	(3.6)
Total net revenues	1,060,235	974,022	86,213	8.9
EXPENSES:
Personnel expense	600,483	573,010	27,473	4.8
Marketing and advertising expense	132,671	132,880	(209)	(0.2)
Direct origination expense	84,234	67,141	17,093	25.5
General and administrative expense	204,231	212,732	(8,501)	(4.0)
Occupancy expense	19,434	23,516	(4,082)	(17.4)
Depreciation and amortization	36,108	41,261	(5,153)	(12.5)
Servicing expense	37,373	27,687	9,686	35.0
Other interest expense	188,550	174,103	14,447	8.3
Total expenses	1,303,084	1,252,330	50,754	4.1
Loss before income taxes	(242,849)	(278,308)	35,459	12.7
Income tax benefit	(40,698)	(42,796)	2,098	4.9
Net loss	(202,151)	(235,512)	33,361	14.2
Net loss attributable to noncontrolling interests	(103,820)	(125,370)	21,550	17.2
Net loss attributable to loanDepot, Inc.	$(98,331)	$(110,142)	$11,811	10.7

Net loss of $202.2 million for 2024 reflects a decrease of $33.4 million compared to net loss of $235.5 million for 2023. The decrease is primarily attributable to an increase in total net revenues of $86.2 million due to a 42 basis point increase in pull-through weighted gain on sale margin and a 6.4% increase in pull-through weighted lock volume that resulted in a $117.6 million increase in gain on origination and sale of loans. The increase in total net revenues was partially offset by a $50.8 million increase in total expenses, including personnel, direct origination, servicing, and other interest expense. Total originations were $24.5 billion for the year ended December 31, 2024, compared to $22.7 billion for the year ended December 31, 2023, representing an increase of $1.8 billion or 8.0%.

Revenues

Net Interest (Expense) Income. Net interest (expense) income includes interest income earned on LHFS, offset by interest expense incurred on amounts borrowed under warehouse lines for loan financing as well as warehouse line commitment fees. These commitment fees are amortized on a straight-line basis over the duration of the warehouse line agreement. The decrease in net interest income was predominately driven by higher cost of funds on warehouse lines as interest rates on debt were higher during the year ended December 31, 2024 and an increase of $215.8 million in the average balance of warehouse lines, partially offset by a higher yield on LHFS and $137.6 million increase in the average balance of LHFS.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Year Ended December 31,		Change $	Change %
(Dollars in thousands)	2024	2023
Premium (discount) from loan sales	$66,489	$(135,943)	$202,432	148.9%
Fair value of servicing rights additions	252,076	277,387	(25,311)	(9.1)
Fair value (losses) gains on IRLC and LHFS	(49,302)	89,290	(138,592)	(155.2)
Fair value gains (losses) from Hedging Instruments	35,778	(4,149)	39,927	962.3
Discount points, rebates and lender paid costs	330,689	306,115	24,574	8.0
Recovery (provision) for loan loss obligation for loans sold	6,348	(8,179)	14,527	177.6
Total gain on origination and sale of loans, net	$642,078	$524,521	$117,557	22.4

Gain on origination and sale of loans, net includes several key components. The estimated change in value of a loan from the time we enter into a commitment to lend to the borrower (IRLC) to the closing of the loan (LHFS) up until its eventual sale is recorded in “Fair value gains or losses on IRLC and LHFS.” Various factors, such as mortgage volume, the duration a loan remains at stages in the origination process, and shifts in interest rates, influence fair value changes on IRLC and LHFS. We utilize a hedge strategy to manage the impact of interest rate changes in IRLC and LHFS, "Fair value gains or losses from Hedging Instruments" represents the unrealized gains or losses on Hedging Instruments. When a loan is sold, the difference between proceeds received and the UPB is included in “Premium or discount from loan sales.” Additionally, “Discount points, rebates, and lender paid costs” are recognized at closing of the loan. The fair value of servicing rights retained on loan sales is included in “Fair value of servicing rights additions.” The "Provision for loan loss obligation for loans sold” is established to cover potential losses from a breach of representation or warranty made to purchasers or insurers of the sold loans. We may recover previously recorded provision for loan loss obligations when previous loss estimates need to be lowered for changes in estimated frequency and severity. The $117.6 million or 22.4% increase in gain on origination and sale of loans, net was primarily driven by higher gain on sale margin and increased volumes. Recovery of loan losses also from improved credit performance and reduced repurchase exposure.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $17.1 million, or 26.2%, increase in origination income was primarily the result of an increase in loan origination volume as well as an increase in HELOC fees associated with the growth in HELOC volume.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The decrease of $11.1 million, or 2.3%, in servicing income between periods was the result of a decrease in servicing fee collections due to a decrease of $15.8 billion in the average UPB of our servicing portfolio as a result of bulk sales completed during the second quarter of 2024.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) fallout and decay, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The decrease of $30.7 million reflects an increased loss of $11.4 million in fair value, net of hedge, an increase in the provision for losses of $6.1 million due to the two bulk sales completed during the second quarter of 2024, and a $13.8 million increase in fallout and decay.
Other Income. Other income includes our pro rata share of the net earnings from joint ventures and fee income from title, escrow, and settlement services for mortgage loan transactions performed by LDSS, fair value gains or losses on trading securities, interest income on cash deposits and interest income and fair value gains or losses from loans held for investment.

The decrease of $2.6 million, or 3.6%, in other income between periods was attributable to a $5.4 million decrease in income from joint ventures, $3.5 million decrease in trading securities fair value gains, and a decrease in bank interest income of $2.4 million, partially offset by $5.5 million in income related to loans held for investment and a $3.2 million increase in title and escrow fees.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The $27.5 million or 4.8% increase in personnel expense included volume-related increases in commissions of $28.2 million. A decrease of $0.7 million to salaries & benefits primarily related to a decrease in severance expenses offset by an increase in salary expense related to headcount. As of December 31, 2024, we had 4,675 employees, as compared to 4,250 employees as of December 31, 2023.
Marketing and Advertising Expense. With elevated interest rates, we adapted our marketing strategy to target increased purchase and cash-out refinance volume. Our approach relies on selected online lead aggregators, alongside search engine optimization, pay-per-click advertising, banner advertising, and organic content generation to cultivate organic online leads. Marketing and advertising expenses remained relatively unchanged with a $0.2 million or 0.2% decrease which reflects cost savings affecting lead aggregators and a decrease in market refinance volume.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $17.1 million or 25.5% increase in direct origination expense was the result of increased credit reporting pricing industry-wide and an increase in loan originations during the period.
General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $8.5 million or 4.0% decrease in general and administrative expense included a $19.6 million reduction in loss contingency expense, a $4.9 million decrease in office and equipment expenses related to software subscriptions, a $1.8 million decrease in lease impairment and loss on disposal and a $1.2 million decrease in repairs and maintenance related to the consolidation and reduction of office leases and associated expenses, offset by Cybersecurity related costs of $18.8 million.
Servicing Expense. The increase of $9.7 million or 35.0% in servicing expense reflects an increase in default and loss mitigation expense associated with an increase in delinquencies and average age of loans serviced, partially offset by a decrease in our servicing portfolio.
Other Interest Expense. The $14.4 million or 8.3% increase in other interest expense was the result of the $5.7 million loss on debt extinguishment of the 2025 Senior Notes compared to a $1.7 million gain on debt extinguishment in the prior year, $5.4 million increase related to other secured financings as a result of the loan securitization completed in the second quarter of 2024, $4.6 million increase primarily related to the amortized discount of $5.6 million on the outstanding 2027 Senior Notes and a higher interest rate on outstanding Senior Notes, and $1.4 million increase related to Term Notes, offset by $4.4 million decrease related to secured credit facilities.

Balance Sheet Highlights
December 31, 2024 Compared to December 31, 2023

	December 31,		Change $	Change %
(Dollars in thousands)	2024	2023
ASSETS
Cash and cash equivalents	$421,576	$660,707	$(239,131)	(36.2)%
Restricted cash	105,645	85,149	20,496	24.1
Loans held for sale, at fair value	2,603,735	2,132,880	470,855	22.1
Loans held for investment, at fair value	116,627	—	116,627	N/A
Derivative assets, at fair value	44,389	93,574	(49,185)	(52.6)
Servicing rights, at fair value	1,633,661	1,999,763	(366,102)	(18.3)
Trading securities, at fair value	87,466	92,901	(5,435)	(5.9)
Property and equipment, net	61,079	70,809	(9,730)	(13.7)
Operating lease right-of-use assets	20,432	29,433	(9,001)	(30.6)
Loans eligible for repurchase	995,398	711,371	284,027	39.9
Investments in joint ventures	18,113	20,363	(2,250)	(11.0)
Other assets	235,907	254,098	(18,191)	(7.2)
Total assets	6,344,028	6,151,048	192,980	3.1

LIABILITIES AND EQUITY
Warehouse and other lines of credit	2,377,127	1,947,057	430,070	22.1
Accounts payable, accrued expenses and other liabilities	379,439	379,971	(532)	(0.1)
Derivative liabilities, at fair value	25,060	84,962	(59,902)	(70.5)
Liability for loans eligible for repurchase	995,398	711,371	284,027	39.9
Operating lease liability	33,190	49,192	(16,002)	(32.5)
Debt obligations, net	2,027,203	2,274,011	(246,808)	(10.9)
Total equity	506,611	704,484	(197,873)	(28.1)
Total liabilities and equity	$6,344,028	$6,151,048	$192,980	3.1
Cash and Cash Equivalents. The $239.1 million or 36.2% decrease in cash and cash equivalents relates to net losses for the year, repayment of debt obligations, and an increase in restricted cash, partially offset by proceeds from servicing rights sales and financing from net warehouse advances.
Restricted Cash. Restricted cash was $105.6 million as of December 31, 2024 compared to $85.1 million as of December 31, 2023 representing an increase of $20.5 million or 24.1%. The increase was primarily the result of increases in cash collateral associated with derivative activities.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans secured by residential property. The $470.9 million or 22.1% increase reflects $24.1 billion in loan originations and $666.3 million in repurchases, partially offset by $23.9 billion in loan sales, $218.7 million in principal payments and a $122.5 million transfer of loans to loan held for investment.
Loans Held for Investment, at Fair Value. Loans held for investment, at fair value of $116.6 million are the residential mortgage loans securitized in the second quarter of 2024. The securitization transaction did not qualify for sale treatment and was recorded as a secured borrowing. As a result, the loans held for investment and corresponding securitization debt remain on the consolidated balance sheets.
Derivative Assets, at Fair Value. The $49.2 million, or 52.6%, decrease reflects a $21.4 million decrease in IRLCs from lower notional balances, and a $27.8 million decrease in Hedging Instruments.
Loans Eligible for Repurchase. Loans eligible for repurchase were $995.4 million as of December 31, 2024, as compared to $711.4 million as of December 31, 2023, representing an increase of $284.0 million or 39.9%. The increase between periods was due to the increase in Ginnie Mae serviced loans that were 90 days or more delinquent at December 31, 2024, and was also attributable to the increase in our Ginnie Mae servicing portfolio.
Servicing Rights, at Fair Value. The $366.1 million, or 18.3%, decrease comprised a $514.8 million reduction from the bulk sale of servicing rights associated with $31.9 billion in UPB and $163.0 million from principal amortization and prepayments, partially offset by $252.1 million of capitalized servicing rights from servicing-retained loan sales and $59.5 million increase in fair value.
Warehouse and Other Lines of Credit. The increase of $430.1 million, or 22.1%, was the primarily the result of loan originations outpacing loan sales by $486.4 million during the year ended December 31, 2024.
Derivative Liabilities, at Fair Value. The decrease of $59.9 million or 70.5% reflects a $60.9 million decrease in Hedging Instrument liabilities from higher interest rates and a $1.0 million increase in IRLCs.
Debt Obligations, net. The decrease of $246.8 million, or 10.9%, included a decrease in MSR facilities of $218.4 million and a decrease in Senior Notes related to the debt exchange of $177.2 million, partially offset by an increase of $97.8 million in other secured financings due to the loan securitization and an increase of $44.6 million in servicing advance facilities.
Equity. The decrease of $197.9 million, or 28.1%, was primarily attributed to a net loss of $202.2 million, an increase to additional paid in capital of $15.8 million, primarily related to the TRA liability and deferred taxes, and the repurchase of treasury shares at cost of $3.8 million to net settle and withhold tax on vested RSUs. This was partially offset by stock-based compensation of $24.9 million.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current and potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of December 31, 2024, unrestricted cash and cash equivalents were $421.6 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.2 billion.
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

However, we will continue to review our liquidity needs in light of current and anticipated mortgage market conditions and we are taking various steps to align our cost structure with current and expected mortgage origination volumes.
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of December 31, 2024, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
Seller/Servicer Financial Requirements
As a seller and servicer, we are subject to minimum net worth, liquidity, and other financial requirements. In 2022, both FHFA and Ginnie Mae revised these requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. Effective from December 31, 2023, revised FHFA and Ginnie Mae seller-servicer minimum financial eligibility requirements include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024 and Ginnie Mae has implemented a risk-based capital requirement effective December 31, 2024. As of December 31, 2024, we were in compliance with these financial requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the year ended December 31, 2024, our loans remained on warehouse lines for an average of 19 days. Our warehouse facilities are generally short-term borrowings with maturities of one year and our securitization facility has a two year term. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 67% of the mortgage loans that we originated during the year ended December 31, 2024 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to many private investors.
As of December 31, 2024, we maintained revolving lines of credit with nine counterparties providing warehouse and other securitization facilities with a total borrowing capacity of $3.7 billion, of which $951.0 million was committed. Our $3.7 billion of capacity as of December 31, 2024 was comprised of $3.4 billion with maturities staggered through November 2025 and a $300.0 million securitization facility that matures in September 2026. As of December 31, 2024, we had $2.4 billion in outstanding borrowings and $1.2 billion in additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 12- Warehouse and Other Lines of Credit of the Notes to Consolidated Financial Statements contained in Item 8.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut,” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of December 31, 2024, we had a total of $15.6 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $4.8 million was the minimum requirement.
Debt Obligations

MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of December 31, 2024, MSR facilities secured by Fannie Mae and Freddie Mac MSRs had an outstanding balance of $568.5 million, secured by MSRs totaling $922.2 million. As of December 31, 2024, our Ginnie Mae MSR facility had an outstanding balance of $193.8 million in variable funding notes and $200.0 million in Term Notes, secured by Ginnie Mae MSRs totaling $625.7 million.
Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of December 31, 2024 there were outstanding securities financing facilities of $82.5 million, secured by trading securities with a fair value of $87.5 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of December 31, 2024, the outstanding balance on our servicing advance facilities was $72.5 million secured by servicing advance receivables totaling $76.5 million.
Other secured financings as of December 31, 2024 consisted of securitization debt of $97.8 million, net of $7.8 million in discount and $1.2 million in deferred financing costs and related to the securitization of a pool of residential mortgage loans held by a VIE. Consolidated VIEs are further discussed in Note 8 - Variable Interest Entities of the Notes to Consolidated Financial Statements contained in Item 8.
Unsecured debt obligations as of December 31, 2024 consisted of Senior Notes totaling $812.1 million net of $9.0 million of deferred financing costs. Periodically, and in accordance with applicable laws and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. During the second quarter of 2024, we repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million which resulted in a $5.7 million loss on extinguishment of debt. Debt obligations are further discussed in Note 13- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 8.
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

Contractual Obligations and Commitments
Our estimated contractual obligations as of December 31, 2024 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse lines	$2,377,127	$2,077,127	$300,000	$—	$—
Debt obligations(1)
Secured credit facilities	917,495	423,687	493,808	—	—
Term Notes	200,000	200,000	—	—	—
Senior Notes	859,816	19,795	301,916	538,105	—
Other secured financings(2)	106,733	—	—	—	106,733
Operating lease obligations(3)	40,808	14,891	22,914	3,003	—
Naming and promotional rights agreements	52,324	22,324	12,000	12,000	6,000
Total contractual obligations	$4,554,303	$2,757,824	$1,130,638	$553,108	$112,733
(1)    Amounts exclude deferred financing costs.
(2)    The stated final maturity date is April 25, 2054. The Company, as the issuer, has the option to redeem the notes on or subsequent to the optional redemption date of April 25, 2026, but it is not required.
(3)    Represents lease obligations for office space under non-cancelable operating lease agreements.
In addition to the above contractual obligations, we also have interest rate lock commitments, forward sale contracts, loan loss obligation for sold loans and obligation for sold MSRs. Commitments to originate loans or repurchase loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above. Refer to Note 6- Derivative Financial Instruments and Hedging Activities and Note 20 - Commitments & Contingencies of the Notes to Consolidated Financial Statements included in Item 8 for further discussion on derivatives and other contractual commitments. At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to fund our contractual obligations.
Off-Balance Sheet Arrangements
As of December 31, 2024, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. Our accounting policies are described in Note 1 - Description of Business, Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” At December 31, 2024, the most critical of these significant accounting policies were policies related to the fair value of loans held for sale, servicing rights, and derivative financial instruments. As of the date of this report, there have been no significant changes to the Company's critical accounting policies or estimates.
When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Sensitivity Analysis” for an analysis of the impact of a hypothetical shift in market interest rates on the fair value of loans held for sale, servicing rights, and derivative financial instruments. The sensitivity of servicing rights to various changes in assumptions is also reflected in Note 5 - Servicing Rights, at Fair Value of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Reconciliation of Non-GAAP Financial Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA (LBITDA). We exclude from these non-GAAP financial measures the change in fair value of MSRs, gains (losses) from the sale of MSRs, and related hedging gains and losses that represent realized and unrealized adjustments resulting from changes in valuation, mostly due to changes in market interest rates, and are not indicative of the Company’s operating performance or results of operation. Beginning in the second quarter of 2024, we began to include the gains (losses) from the sale of MSRs in valuation changes in servicing rights, net of hedging gains and losses to appropriately capture all valuation changes in MSRs up to and including the sales date. Prior periods have been revised to conform with this new presentation. We have excluded expenses directly related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024, such as costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, and professional fees, including legal expenses, litigation settlement costs, and commission guarantees. We also exclude stock-based compensation expense, which is a non-cash expense, gains or losses on extinguishment of debt and disposal of fixed assets, non-cash goodwill impairment, and other impairment charges to intangible assets and operating lease right-of-use assets, as well as certain costs associated with our restructuring efforts, as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA (LBITDA) includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense)”, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA (LBITDA). Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. Adjustments to Diluted Weighted Average Shares Outstanding assumes the pro forma conversion of weighted average Class C common stock to Class A common stock. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Because of these limitations, Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA (LBITDA) are not intended as alternatives to total revenue, net income (loss), net income (loss) attributable to the Company, or Diluted Earnings (Loss) Per Share or as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA

(LBITDA) along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for a reconciliation of these non-GAAP measures to their most comparable U.S. GAAP measures.

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2024	2023	2022
Total net revenue	$1,060,235	$974,022	$1,255,796
Valuation changes in servicing rights, net of hedging gains and losses(1)	44,675	33,226	(51,418)
Adjusted total revenue	$1,104,910	$1,007,248	$1,204,378
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

Reconciliation of Net Loss to Adjusted Net Loss (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2024	2023	2022
Net loss attributable to loanDepot, Inc.	$(98,331)	$(110,142)	$(273,020)
Net loss from the pro forma conversion of Class C common stock to Class A common stock(1)	(103,820)	(125,370)	(337,365)
Net loss	(202,151)	(235,512)	(610,385)
Adjustments to the benefit for income taxes(2)	26,131	32,872	92,337
Tax-effected net loss from the pro forma conversion of Class C common shares to Class A common stock	(176,020)	(202,640)	(518,048)
Valuation changes in servicing rights, net of hedging gains and losses(3)	44,675	33,226	(51,418)
Stock-based compensation expense	24,919	21,993	20,583
Restructuring charges(4)	7,199	11,811	25,126
Cybersecurity incident(5)	24,628	—	—
Loss (gain) on extinguishment of debt	5,680	(1,690)	(10,528)
Loss on disposal of fixed assets	8	1,430	12,594
Goodwill impairment	—	—	40,736
Other impairment(6)	511	925	17,500
Tax effect of adjustments(7)	(26,423)	(16,696)	(2,617)
Adjusted net loss	$(94,823)	$(151,641)	$(466,072)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the benefit for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	4.17	5.22	6.37
Effective income tax rate	25.17%	26.22%	27.37%
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
(5)Represents expenses directly related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, professional fees including legal expenses, litigation settlement costs, and commission guarantees.
(6)Represents lease impairment on corporate and retail locations.
(7)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (Unaudited)	Year Ended December 31,
	2024	2023	2022
Share Data:
Diluted weighted average shares of Class A common stock and Class D common stock outstanding	185,641,675	174,906,063	156,030,350
Assumed pro forma conversion of Class C common stock to Class A common stock(1)	140,148,860	147,789,060	163,541,101
Adjusted diluted weighted average shares outstanding	325,790,535	322,695,123	319,571,451
(1)Reflects the assumed pro forma exchange and conversion of Class C common stock.

Reconciliation of Net Loss to Adjusted EBITDA (LBITDA) (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2024	2023	2022
Net loss	$(202,151)	$(235,512)	$(610,385)
Interest expense — non-funding debt(1)	188,550	174,103	124,060
Income tax benefit	(40,698)	(42,796)	(79,592)
Depreciation and amortization	36,108	41,261	42,195
Valuation changes in servicing rights, net of hedging gains and losses(2)	44,675	33,226	(51,418)
Stock compensation expense	24,919	21,993	20,583
Restructuring charges(3)	7,199	11,811	25,126
Cybersecurity incident(4)	24,628	—	—
Loss on disposal of fixed assets	8	1,430	12,594
Goodwill impairment	—	—	17,500
Other impairment(5)	511	925	40,736
Adjusted EBITDA (LBITDA)	$83,749	$6,441	$(458,601)
(1)Represents other interest expense, which includes gain on extinguishment of debt and amortization of debt issuance costs and debt discount, in the Company’s consolidated statement of operations.
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
(4)Represents expenses directly related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, professional fees including legal expenses, litigation settlement costs, and commission guarantees.
(5)Represents lease impairment on corporate and retail locations.

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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at December 31, 2024 was 41 days; and our average holding period of the loan from funding to sale was 33 days for the year ended December 31, 2024.

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

Credit Risk
We are subject to credit risk in connection with our originating, financing, selling, and servicing residential mortgage loans. Credit risk refers to the ability of each individual borrower underlying our loans, mortgage servicing rights, and trading securities, to make required interest and principal payments on the scheduled due dates. If delinquencies increase, the value of our loans,mortgage servicing rights, and trading securities may decrease and the amount of servicer advances we are required to make related to our mortgage servicing rights will increase. We believe credit risk is mitigated through stringent underwriting guidelines in our loan origination process and is primarily determined by the borrowers’ credit profiles and loan characteristics. Credit risk is influenced by general economic factors including interest rates, housing prices, and unemployment rates which could impact the borrowers’ ability to make payments on their loans,
While our contracts vary, we provide representations and warranties to purchasers and insurers of the mortgage loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. The representations and warranties require adherence to applicable origination and underwriting guidelines (including those of Fannie Mae, Freddie Mac, and Ginnie Mae), including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the year ended December 31, 2024 and 2023, we incurred no losses due to nonperformance by any of our counterparties.

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
We used December 31, 2024 market rates on our instruments to perform the sensitivity analysis on our financial assets and liabilities measured at fair value. The interest rate sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Our actual results could differ materially. The following tables summarize the estimated change in fair value of our financial assets and liabilities measured at fair value as of December 31, 2024, given hypothetical parallel shifts in interest rates:

	December 31, 2024
	Down 25 bps	Up 25 bps
Change in fair value (%):
LHFS	0.6%	(0.6)%
LHFI	1.4	(1.4)
Servicing rights, net	(1.2)	1.2
IRLCs, net	35.0	(40.5)
Net derivative (liabilities) assets, excluding IRLCs	(27.0)	84.6
Total change in fair value	0.1%	(0.1)%

Item 8. Financial Statements and Supplementary Data

LOANDEPOT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of loanDepot, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of loanDepot, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2025 expressed an unqualified opinion thereon.

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

Valuation of Servicing Rights
Description of the Matter
The estimated fair value of the Company’s servicing rights totaled $1.6 billion as of December 31, 2024. As described in Note 1 to the consolidated financial statements, the Company uses a discounted cash flow model to estimate the fair value of servicing rights. The key inputs used in the valuation of servicing rights include mortgage prepayment speeds and discount rates.

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
March 13, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of loanDepot, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited loanDepot, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, loanDepot, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 13, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Irvine, California
March 13, 2025

loanDepot, Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$421,576	$660,707
Restricted cash	105,645	85,149
Loans held for sale, at fair value (includes $293,165 and $510,080 pledged to creditors in securitization trusts at December 31, 2024 and 2023, respectively)	2,603,735	2,132,880
Loans held for investment, at fair value (pledged to creditors in a securitization trust)	116,627	—
Derivative assets, at fair value	44,389	93,574
Servicing rights, at fair value (includes $625,699 and $617,878 pledged to creditors in securitization trusts at December 31, 2024 and 2023, respectively)	1,633,661	1,999,763
Trading securities, at fair value	87,466	92,901
Property and equipment, net	61,079	70,809
Operating lease right-of-use assets	20,432	29,433
Loans eligible for repurchase	995,398	711,371
Investments in joint ventures	18,113	20,363
Other assets	235,907	254,098
Total assets	$6,344,028	$6,151,048
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,377,127	$1,947,057
Accounts payable, accrued expenses and other liabilities	379,439	379,971
Derivative liabilities, at fair value	25,060	84,962
Liability for loans eligible for repurchase	995,398	711,371
Operating lease liability	33,190	49,192
Debt obligations, net	2,027,203	2,274,011
Total liabilities	5,837,417	5,446,564
Commitments and contingencies (Note 20)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 104,363,823 and 87,377,147 issued at December 31, 2024 and 2023, respectively	104	87
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at December 31, 2024 and 2023, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 131,432,929 and 141,234,529 issued at December 31, 2024 and 2023, respectively	131	141
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at December 31, 2024 and 2023, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at December 31, 2024 and 2023, respectively	—	—
Treasury stock at cost, 5,270,250 and 3,349,395 shares at December 31, 2024 and 2023, respectively	(20,340)	(16,493)
Additional paid-in capital	843,523	821,055
Retained deficit	(550,623)	(451,706)
Noncontrolling interest	233,719	351,303
Total equity	506,611	704,484
Total liabilities and equity	$6,344,028	$6,151,048
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUES:
Interest income	$146,485	$133,263	$200,204
Interest expense	(147,328)	(130,145)	(150,897)
Net interest (expense) income	(843)	3,118	49,307

Gain on origination and sale of loans, net	642,078	524,521	748,540
Origination income, net	82,290	65,209	129,736
Servicing fee income	481,699	492,811	449,150
Change in fair value of servicing rights, net	(215,138)	(184,417)	(194,357)
Other income	70,149	72,780	73,420
Total net revenues	1,060,235	974,022	1,255,796

EXPENSES:
Personnel expense	600,483	573,010	1,027,008
Marketing and advertising expense	132,671	132,880	236,828
Direct origination expense	84,234	67,141	120,854
General and administrative expense	204,231	212,732	265,680
Occupancy expense	19,434	23,516	35,306
Depreciation and amortization	36,108	41,261	42,195
Servicing expense	37,373	27,687	53,106
Other interest expense	188,550	174,103	124,060
Goodwill impairment	—	—	40,736
Total expenses	1,303,084	1,252,330	1,945,773

Loss before income taxes	(242,849)	(278,308)	(689,977)
Income tax benefit	(40,698)	(42,796)	(79,592)
Net loss	(202,151)	(235,512)	(610,385)
Net loss attributable to noncontrolling interest	(103,820)	(125,370)	(337,365)
Net loss attributable to loanDepot, Inc.	$(98,331)	$(110,142)	$(273,020)

Loss per share:
Basic	$(0.53)	$(0.63)	$(1.75)
Diluted	$(0.53)	$(0.63)	$(1.75)

Weighted average shares outstanding:
Basic	185,641,675	174,906,063	156,030,350
Diluted	185,641,675	174,906,063	156,030,350

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock issued			Common stock $			Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2021	36,466,936	172,729,168	100,822,084	$38	$173	$101	$(12,852)	$565,073	$(28,976)	$1,105,803	$1,629,360
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	(29,317)	—	—	(29,317)
Net common stock issued under stock-based compensation plans	36,030,075	(27,036,049)	(3,795,413)	36	(27)	(4)	(430)	242,280	—	(242,285)	(430)
Dividends to Class A and Class D shareholders ($0.08 per share)	—	—	—	—	—	—	—	—	(5,327)	(6,461)	(11,788)
Distributions to Class C shareholders	—	—	—	—	—	—	—	—	(5,866)	(7,008)	(12,874)
Stock-based compensation	—		—	—	—	—	—	10,565	—	10,018	20,583
Distributions for taxes on behalf of shareholders, net	—		—	—	—	—	—	—	(28,948)	(34,728)	(63,676)
Net loss	—		—	—	—	—	—	—	(273,020)	(337,365)	(610,385)
Balance at December 31, 2022	72,497,011	145,693,119	97,026,671	74	146	97	(13,282)	788,601	(342,137)	487,974	921,473
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	(2,837)	—	—	(2,837)
Net common stock issued under stock-based compensation plans	11,530,741	(4,458,590)	—	13	(5)	—	(3,211)	23,223	—	(21,885)	(1,865)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	111	138	249
Forfeiture of accrued distributions on unvested Class C common stock	—	—	—	—	—	—	—	—	221	308	529
Stock-based compensation	—		—	—	—	—	—	12,068	—	9,925	21,993
Refund of tax distributions, net	—		—	—	—	—	—	—	241	213	454
Net loss	—		—	—	—	—	—	—	(110,142)	(125,370)	(235,512)
Balance at December 31, 2023	84,027,752	141,234,529	97,026,671	87	141	97	(16,493)	821,055	(451,706)	351,303	704,484
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	(15,782)	—	—	(15,782)
Net common stock issued under stock-based compensation plans	15,065,821	(9,801,600)	—	17	(10)	—	(3,847)	23,976	—	(23,983)	(3,847)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	4	5	9
Forfeiture of accrued distributions on unvested Class C common stock	—	—	—	—	—	—	—	—	6	9	15
Stock-based compensation	—	—	—	—	—	—	—	14,274	—	10,645	24,919
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(596)	(440)	(1,036)
Net loss	—	—	—	—	—	—	—	—	(98,331)	(103,820)	(202,151)
Balance at December 31, 2024	99,093,573	131,432,929	97,026,671	$104	$131	$97	$(20,340)	$843,523	$(550,623)	$233,719	$506,611
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,151)	$(235,512)	$(610,385)
Adjustments to reconcile net loss to net
Cash (used in) provided by operating activities:
Depreciation and amortization expense	36,108	41,261	42,195
Amortization of debt issuance costs	17,793	7,392	15,160
Amortization of operating lease right-of-use asset	11,007	14,162	20,776
Gain on origination and sale of loans	(600,822)	(503,190)	(1,203,521)
Fair value change in trading securities	(654)	(4,151)	21,573
Provision for loss obligation on sold loans and servicing rights	102	8,560	151,211
Decrease in provision for deferred income taxes	(48,084)	(43,175)	(80,276)
Fair value change in derivative assets	78,251	33,755	333,786
Fair value change in derivative liabilities	(59,903)	17,470	29,695
Premiums paid on derivatives	(29,066)	(87,918)	(178,532)
Fair value change in loans held for sale	26,914	(64,940)	185,111
Fair value change in loans held for investment	(1,206)	—	—
Fair value change in servicing rights	107,512	136,118	(143,168)
Stock-based compensation expense	24,919	21,993	20,583
Originations of loans	(24,074,360)	(22,393,729)	(53,094,767)
Proceeds from sales of loans	24,250,364	23,239,202	59,681,043
Proceeds from principal payments	218,729	129,752	132,322
Payments to investors for loan repurchases	(677,594)	(491,852)	(742,911)
Loss (gain) on extinguishment of debt	5,680	(1,690)	(10,528)
Goodwill impairment	—	—	40,736
Disbursements from joint ventures	15,932	18,968	12,128
Other changes in operating assets and liabilities	35,109	(16,691)	(161,485)
Net cash (used in) provided by operating activities	(865,420)	(174,215)	4,460,746

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(26,386)	(20,612)	(43,211)
Proceeds from sale of servicing rights	508,209	180,687	703,812
Cash flows received on trading securities	6,089	5,492	7,484
Proceeds from principal payments on loans held for investment	7,112	—	—
Investment in joint ventures	(225)	—	(325)
Return of capital from joint ventures	249	92	—
Net cash provided by investing activities	495,048	165,659	667,760
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	22,655,958	20,515,015	58,014,318
Repayment of borrowings on warehouse and other lines of credit	(22,225,888)	(20,714,561)	(63,324,914)
Proceeds from debt obligations	787,852	402,834	2,124,401
Payments on debt obligations	(1,045,736)	(417,879)	(1,456,888)
Payments of debt issuance costs	(13,339)	(5,307)	(5,824)
Treasury stock purchased to net settle and withhold taxes on vested shares	(3,847)	(3,211)	(430)
Dividends and shareholder distributions	(3,263)	(2,980)	(119,264)
Net cash provided by (used in) financing activities	151,737	(226,089)	(4,768,601)

Net change in cash and cash equivalents and restricted cash	(218,635)	(234,645)	359,905
Cash and cash equivalents and restricted cash at beginning of the period	745,856	980,501	620,596
Cash and cash equivalents and restricted cash at end of the period	$527,221	$745,856	$980,501

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$305,518	$321,626	$253,728
Income taxes	9,024	(8,870)	26,730

Supplemental disclosure of noncash investing and financing activities
Loans transferred from held for sale to held for investment	$122,532	$—	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	3,300	8,852	16,922
Trading securities retained in securitizations	—	—	50,426

Cash and cash equivalents and restricted cash reconciliation
Cash and cash equivalents	$421,576	$660,707	$863,956
Restricted cash	105,645	85,149	116,545
Total cash and cash equivalents and restricted cash	$527,221	$745,856	$980,501

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in tables are in thousands, except per share amounts, or unless otherwise indicated)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

loanDepot, Inc. (together with its consolidated subsidiaries, the “Company”) was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” As a holding company, loanDepot, Inc.'s sole material asset is its equity interest in LD Holdings. In its role as the sole managing member, loanDepot, Inc. exercises indirect control over all the business and affairs of LD Holdings. LD Holdings, in turn, is also a holding company with no significant assets, except for equity interests in its direct subsidiaries. As of December 31, 2024, these subsidiaries include 99.99% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, Mello, and MCS.

The Company engages in originating, financing, selling, and servicing residential mortgage loans. Additionally, it provides title, escrow, and settlement services for mortgage loan transactions. The Company primarily derives income from gains on the origination and sale of loans to investors, from loan servicing, and from fees charged for settlement services related to the origination and sale of loans.

Cybersecurity Incident

In January 2024, the Company identified a cybersecurity incident in which an unauthorized third party gained access to certain sensitive personal information stored in the Company’s systems (the “Cybersecurity Incident”). The Company promptly took steps to contain and remediate the Cybersecurity Incident. Applicable regulators and individuals were notified, and credit monitoring and identity protection services were offered to those potentially impacted at no charge.

During the year ended December 31, 2024, the Company recognized $24.6 million of expenses related to the Cybersecurity Incident, net of insurance recoveries of $35.0 million. These cybersecurity related expenses are recognized in general and administrative expenses in the statements of operations. Refer to Note 20 - Commitments and Contingencies for additional information regarding the Cybersecurity Incident and related litigation. The Company maintains insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. The Company submitted claims to its insurers for reimbursement of some of the costs, expenses, and losses stemming from the Cybersecurity Incident. The Company received $15.0 million of reimbursements from its insurers and recorded an additional insurance receivable of $20.0 million during the year ended December 31, 2024. No additional reimbursements are expected at this time.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management has made estimates in certain areas, including determining the fair value of loans held for sale, loans held for investment, servicing rights, derivative assets and derivative liabilities, trading securities, awards granted under the incentive equity plan, and determining the loan loss obligation on sold loans and MSRs. Actual results could differ from those estimates.

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

Fair Value

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not in a forced transaction) between willing market participants at the measurement date. Financial instruments recorded at fair value on a recurring basis include the Company’s loans held for sale, loans held for investment, derivative assets and derivative liabilities, servicing rights, and trading securities.

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

The following are methods and assumptions used to measure the Company’s financial instruments recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis. The Company has elected the fair value option as an alternative measurement for selected financial assets and financial liabilities to mitigate income statement volatility caused by differences in the measurement basis of elected instruments with derivative financial instruments that are carried at fair value.

Loans held for sale, at fair value - LHFS are valued at the best execution value based on the underlying characteristics of the loan, which is either based off of the to-be-announced mortgage-backed securities (“TBA MBS”) market prices, or investor pricing, based on product, note rate and term, therefore LHFS are classified as Level 2. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. The valuations for LHFS are adjusted at the loan level to consider the servicing release premium and loan level pricing adjustments specific to each loan. Changes in the fair value of the LHFS are recorded in current earnings as a component of gain on origination and sale of loans, net.

Loans held for investment, at fair value - LHFI are valued at the best execution of either investor pricing or market pricing which is predominately driven by known inputs of discount rate, loan-to-value, note rate and delinquency status, and therefore, these LHFI are classified as Level 2. Changes in the fair value of LHFI are recorded in current earnings as a component of other income.

Loans eligible for repurchase - Loans eligible for repurchase represents certain mortgage loans sold pursuant to Government National Mortgage Association (“Ginnie Mae”) programs where the Company, as servicer, has the unilateral option to repurchase the loan if certain criteria are met, including if a loan is greater than 90 days delinquent. Regardless of whether the repurchase option has been exercised, the Company must recognize eligible loans as an asset with a corresponding repurchase liability in its consolidated balance sheets. These loans are government guaranteed. The carrying value of loans eligible for repurchase approximates the fair value and are classified as Level 2.

Servicing rights, at fair value - The Company uses a discounted cash flow approach to estimate the fair value of servicing rights. This approach consists of projecting servicing cash flows. The inputs used in the Company's discounted cash flow model are based on market factors, which management believes are consistent with assumptions and data used by market participants valuing similar servicing rights. The key inputs used in the valuation of servicing rights include mortgage prepayment speeds, discount rates, costs to service the loan, and other inputs such as projected and actual rates of delinquencies, recapture rate, defaults and liquidations, ancillary fee income, and amounts of future servicing advances. These inputs can, and generally do, change from period to period as market conditions change. Servicing rights are classified as Level 3 as considerable judgment is required to estimate the fair values and the exercise of such judgment can significantly affect the Company's income.

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

Interest rate lock commitments - The Company enters into IRLCs with prospective borrowers, which are commitments to originate loans at a specified interest rate. The IRLCs are recorded as a component of derivative assets and liabilities on the consolidated balance sheets with changes in fair value being recorded in current earnings as a component of gain on origination and sale of loans, net. The Company estimates the fair value of the IRLCs based on quoted agency TBA MBS prices, its estimate of the fair value of the servicing rights it expects to receive in the sale of the loans, the probability that the mortgage loan will fund or be purchased (the “pull-through rate”), and estimated transformative costs. The pull-through rate is based on the Company’s own experience and is a significant unobservable input used in the fair value measurement of these instruments and results in the classification of these instruments as Level 3. Significant changes in the pull-through rate of the IRLCs, in isolation, could result in significant changes in fair value measurement.

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

Debt obligations, net - Debt consists of secured debt facilities, Senior Notes, and other secured financings. The Company’s secured credit facilities are highly liquid and short-term in nature and as a result, their carrying value approximated fair value. The secured credit facilities bear interest at a rate that is periodically adjusted based on a market index and are classified as Level 2 in the fair value hierarchy. Fair value of the Company’s Senior Notes and other secured financings are estimated using quoted market prices. The Senior Notes and other secured financings are classified as Level 2 in the fair value hierarchy.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2024 and 2023, all amounts recorded in cash and cash equivalents represent cash held in banks, with the exception of insignificant amounts of petty cash held on hand.

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

Loans Held for Sale, at Fair Value

Loans held for sale are accounted for at fair value, with changes in fair value recognized in current earnings, to more timely reflect the value of the loans. All changes in fair value, including changes arising from the passage of time, are recognized as a component of gain on origination and sale of loans, net.

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

Loans Held for Investment, at Fair Value

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

The Company is required to make servicing advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other costs. Advances are made in accordance with servicing agreements and are recoverable upon collection from the borrower or foreclosure of the underlying loans. The Company periodically reviews the receivable for collectability and amounts are written-off when deemed uncollectible. As of December 31, 2024 and 2023, the Company had $121.8 million and $118.4 million, respectively, in outstanding servicing advances included in other assets.

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

Operating lease ROU assets are regularly reviewed for impairment under the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment.

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

There is no goodwill or intangible assets on the balance sheet as of December 31, 2024 and 2023. During the year ended December 31, 2022, based on the impact of rising interest rates on the mortgage industry and the Company’s stock performance, the Company performed impairment evaluations of goodwill and other intangible assets related to trademarks associated with prior acquisitions. As a result, an impairment charge totaling $40.7 million, the entire amount of goodwill, and an additional impairment charge of $1.4 million, the entire amount of other intangible assets, were recognized.

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

Income Taxes

The Company’s provision for income taxes is made for current and deferred income tax on pretax net income adjusted for permanent and temporary differences based on enacted tax laws and applicable statutory tax rates. The Company accounts for interest and penalties associated with income tax obligations as a component of general and administrative expense.

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

Stock-Based Compensation

The Company’s 2021 Omnibus Incentive Plan (“2021 Plan”) and 2022 Inducement Plan (“2022 Plan”) provide for the grant of incentive and non-qualified stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights of the Company’s Class A common stock. The Company’s 2022 Employee Stock Purchase Plan (“ESPP”) provided employees with an opportunity to purchase the Company’s Class A common stock at a discounted price through accumulated payroll deductions. The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of RSUs, ESPP subscriptions, and non-qualified stock options. The Company’s RSUs vest on service-based, market-based, or performance-based conditions. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period) so that compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. Expense is reduced for actual forfeitures as they occur. Stock-based compensation expense for awards with performance conditions is recognized when it is probable that the performance condition will be achieved and is then recognized over the requisite service period. Any changes in the probability assessment are accounted for as a cumulative true up to the current period compensation cost. The cost of stock-based compensation is recorded to personnel expense on the consolidated statements of operations.

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

Other income

Direct title insurance premiums, escrow and sub escrow fees, and default and foreclosure service revenues are reported within other income in the consolidated statements of operations and are within the scope of Revenue from Contracts with Customers (Topic 606). Direct title insurance premiums are based on a percentage of the gross title premiums charged by the title insurance provider and are recognized net as revenue when the Company is legally or contractually entitled to collect the premium. Revenue is recognized at the point-in-time upon the closing of the underlying real estate transaction as the earnings process is considered complete. Cash is typically collected at the closing of the underlying real estate transaction. Escrow and sub escrow fees are primarily associated with managing the closing of real estate transactions including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing other related activities. Escrow and sub escrow fees are recognized as revenue when the closing process is complete or when the Company is legally or contractually entitled to collect the fee. Revenue is primarily recognized at a point-in-time upon closing of the underlying real estate transaction or completion and billing of services. Cash is typically collected at the closing of the underlying real estate transaction. Default and foreclosure service revenues are associated with foreclosure title searches, tax searches, title updates, deed recordings and other related services. Fees vary by service and are recognized as revenue at the point-in-time when the service is complete and billed or when the Company is entitled to collect the fee.

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

The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 18% of total loan originations for the years ended December 31, 2024 and 2023, respectively.

The Company sells mortgage loans to various third-party investors. Four investors accounted for 33%, 18%, 16%, and 6% of the Company’s loan sales for the year ended December 31, 2024. Three investors accounted for 36%, 28%, and 12% of the Company’s loan sales for the year ended December 31, 2023. No other investors accounted for more than 5% of the loan sales for the years ended December 31, 2024 and 2023.

The Company funds loans through warehouse lines of credit. As of December 31, 2024, 21% and 20% of the Company's warehouse lines were payable to two separate lenders, respectively.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See Note 22 - Segment Reporting in the accompanying notes to the consolidated financial statements for further detail.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which, among other things, require that public business entities annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company will include the required disclosures in its consolidated financial statements once adopted. Management does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disaggregate certain income statement expenses. ASU 2024-03 is effective for all entities for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company will include the required disclosures in its consolidated financial statements once adopted. Management is currently assessing the impact on the Company’s financial position or results of operations.

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

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,603,735	$—	$2,603,735
Loans held for investment	—	116,627	—	116,627
Trading securities	—	87,466	—	87,466
Derivative assets:
Interest rate lock commitments	—	—	27,739	27,739
Forward sale contracts	—	16,650	—	16,650
Servicing rights	—	—	1,633,661	1,633,661
Total assets at fair value	$—	$2,824,478	$1,661,400	$4,485,878
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$2,187	$2,187
Interest rate swap futures	16,148	—	—	16,148
Forward sale contracts	—	896	—	896
Put options on treasuries	5,829	—	—	5,829
Servicing rights	—	—	18,151	18,151
Total liabilities at fair value	$21,977	$896	$20,338	$43,211

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,132,880	$—	$2,132,880
Trading securities	—	92,901	—	92,901
Derivative assets:
Interest rate lock commitments	—	—	49,112	49,112
Forward sale contracts	—	16,610	—	16,610
Interest rate swap futures	26,476	—	—	26,476
MBS put options	—	1,376	—	1,376
Servicing rights	—	—	1,999,763	1,999,763
Total assets at fair value	$26,476	$2,243,767	$2,048,875	$4,319,118
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,172	$1,172
Forward sale contracts	—	83,728	—	83,728
Put options on treasuries	62	—	—	62
Servicing rights	—	—	14,045	14,045
Total liabilities at fair value	$62	$83,728	$15,217	$99,007

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31, 2024
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$47,940	$1,985,718
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	407,475	252,076
Fallout	(94,667)	—
Transfers of IRLC to LHFS	(335,196)	—
Valuation changes in servicing rights, net(1)	—	(107,512)
Sales	—	(514,772)
Balance at end of period	$25,552	$1,615,510
(1)The change in unrealized gains or losses relating to servicing rights still held at December 31, 2024 amounted to a net loss of $33.6 million for the year ended December 31, 2024.

	Year Ended December 31, 2023
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$23,590	$2,025,136
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	387,498	277,387
Fallout	(87,697)	—
Transfers of IRLC to LHFS	(275,451)	—
Valuation changes in servicing rights, net(1)	—	(136,118)
Sales	—	(180,687)
Balance at end of period	$47,940	$1,985,718
(1)The change in unrealized gains or losses relating to servicing rights that were still held at December 31, 2023, amounted to a net loss of $61.1 million for the year ended December 31, 2023.

	Year Ended December 31, 2022
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$180,620	$1,999,402
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	380,443	647,716
Fallout	(160,402)	—
Transfers of IRLC to LHFS	(377,071)	—
Valuation changes in servicing rights, net(1)	—	143,169
Sales	—	(765,151)
Balance at end of period	$23,590	$2,025,136
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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	December 31, 2024				December 31, 2023
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	0.1%	-	99.9%	75.2%	2.7%	-	99.9%	76.7%

Servicing rights
Discount rate(2)	4.1%	-	17.5%	6.5%	4.6%	-	16.8%	6.4%
Prepayment rate	5.4%	-	16.7%	8.1%	5.6%	-	22.4%	8.1%
Cost to service (per loan)	$73	-	$129	$96	$72	-	$126	$90
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of December 31, 2024 or December 31, 2023.

Financial Statement Items Measured at Amortized Cost

The following table presents the carrying amount and estimated fair value of financial instruments included in the consolidated financial statements that are not recorded at fair value on a recurring or nonrecurring basis. The table excludes cash and cash equivalents, restricted cash, loans eligible for repurchase, warehouse and other lines of credit, and secured debt facilities as these financial instruments are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value:

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$812,122	$779,872	$989,318	$886,492
Other secured financings	$97,767	$98,820	$—	$—

Fair value of the Company’s Senior Notes issued in October 2020, March 2021 and June 2024 is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy. Fair value of the Company’s other secured financings is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of loans held for sale by product type of loan as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Amount	%	Amount	%
Conforming - fixed	$1,185,638	46%	$1,211,449	57%
Conforming - ARM	41,661	2	18,592	1
Government - fixed	986,799	38	777,860	36
Government - ARM	36,330	1	20,403	1
Other - residential mortgage loans	288,480	11	37,424	2
HELOC	58,849	2	67,354	3
Total	2,597,757	100%	2,133,082	100%
Fair value adjustment	5,978		(202)
Loans held for sale, at fair value	$2,603,735		$2,132,880

A summary of the changes in the balance of loans held for sale is as follows:

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$2,132,880	$2,373,427
Origination and purchase of loans	24,074,360	22,393,729
Sales	(23,901,618)	(23,013,399)
Transfers to loans held for investment	(122,532)	—
Repurchases	666,288	443,935
Principal payments	(218,729)	(129,752)
Fair value (loss) gain	(26,914)	64,940
Balance at end of period	$2,603,735	$2,132,880

Gain on origination and sale of loans, net is comprised of the following components:

	Year Ended December 31,
	2024	2023	2022
Premium (discount) from loan sales	$66,489	$(135,943)	$(933,547)
Servicing rights additions	252,076	277,387	647,716
Unrealized gains (losses) from derivative assets and liabilities	61,822	(35,430)	(134,519)
Realized (losses) gains from derivative assets and liabilities	(48,432)	55,631	1,215,013
Discount points, rebates and lender paid costs	330,689	306,115	275,981
Fair value (loss) gain on loans held for sale	(26,914)	64,940	(185,111)
Recovery (provision) for loan loss obligation for loans sold	6,348	(8,179)	(136,993)
Total gain on origination and sale of loans, net	$642,078	$524,521	$748,540

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale.

	December 31, 2024			December 31, 2023
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$2,582,937	$2,574,623	$8,314	$2,113,106	$2,108,125	$4,980
90+ days delinquent(1)	20,798	23,134	(2,336)	19,774	24,957	(5,182)
Total	$2,603,735	$2,597,757	$5,978	$2,132,880	$2,133,082	$(202)
(1) 90+ days delinquent loans are on non-accrual status.

NOTE 4 – LOANS HELD FOR INVESTMENT, AT FAIR VALUE

During the year ended December 31, 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans that was recorded as a secured borrowing in which the loans remained on the consolidated balance sheet as loans held for investment, at fair value.

A summary of the changes in the balance of loans held for investment is as follows:

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$—	$—
Loans securitized, at fair value	122,532	—
Principal payments	(7,111)	—
Fair value gain	1,206	—
Balance at end of period	$116,627	$—

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for investment.

	December 31, 2024			December 31, 2023
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$111,010	$135,335	$(24,325)	$—	$—	$—
90+ days delinquent(1)	5,617	7,600	(1,983)	—	—	—
Total	$116,627	$142,935	$(26,308)	$—	$—	$—
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

	December 31,
	2024	2023
Agency	$65,092,009	$94,243,545
Government	39,909,978	40,535,399
Other	10,969,997	10,311,255
Total servicing portfolio	$115,971,984	$145,090,199

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$1,985,718	$2,025,136	$1,999,402
Servicing rights additions	252,076	277,387	647,716
Sales proceeds, net	(514,772)	(180,687)	(765,151)
Changes in fair value:
Due to changes in valuation inputs or assumptions	59,538	2,227	363,064
Due to collection/realization of cash flows	(163,010)	(149,211)	(230,449)
Realized (losses) gains on sales of servicing rights	(4,040)	10,866	10,554
Total changes in fair value	(107,512)	(136,118)	143,169
Balance at end of period(1)	$1,615,510	$1,985,718	$2,025,136
(1)    Servicing assets of $1.6 billion, $2.0 billion, and $2.0 billion, respectively, for the years ended December 31, 2024, 2023, and 2022 presented net of servicing liabilities of $18.2 million, $14.0 million, and $12.3 million, respectively.

During the year ended December 31, 2023, the Company sold excess servicing cash flows on Agency loans for total proceeds of $132.0 million. There were no excess servicing sales during the years ended December 31, 2024 and December 31, 2022. The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Contractual servicing fees	$360,990	$395,213	$423,528
Late, ancillary and other fees	120,709	97,598	25,622
Servicing fee income	$481,699	$492,811	$449,150

The following is a summary of the components of changes in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Changes in fair value:
Due to collection/realization of cash flows	$(163,010)	$(149,211)	$(230,449)

Due to changes in valuation inputs or assumptions	59,538	2,227	363,064
Realized (losses) gains on sales of servicing rights, net(1)	(3,036)	12,466	11,663
Net loss from derivatives hedging servicing rights	(101,177)	(47,919)	(323,309)
Valuation changes in servicing rights, net of hedging gains and losses	(44,675)	(33,226)	51,418
Other realized losses on sales of servicing rights (1)	(7,453)	(1,980)	(15,326)
Changes in fair value of servicing rights, net	$(215,138)	$(184,417)	$(194,357)
(1)Includes the (provision) recovery for estimated losses and broker fees on MSR sales.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	December 31,
	2024	2023
Fair value of servicing rights, net	$1,615,510	$1,985,718
Change in fair value from adverse changes:
Discount Rate:
Increase 1%	(62,832)	(76,862)
Increase 2%	(122,064)	(148,438)
Cost of Servicing:
Increase 10%	(17,403)	(20,103)
Increase 20%	(34,857)	(40,319)
Prepayment Speed:
Increase 10%	(16,609)	(22,425)
Increase 20%	(32,518)	(44,128)

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

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2024:
Interest rate lock commitments	$1,424,965	Derivative asset, at fair value	$27,739	$—
Interest rate lock commitments	370,092	Derivative liabilities, at fair value	—	2,187

Forward sale contracts	2,070,542	Derivative asset, at fair value	16,650	—
Forward sale contracts	29,567	Derivative liabilities, at fair value	—	896

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	2,878	Derivative liabilities, at fair value	—	5,829

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	2,075	Derivative liabilities, at fair value	—	16,148
		Total derivative financial instruments	$44,389	$25,060

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2023:
Interest rate lock commitments	$2,007,175	Derivative asset, at fair value	$49,112	$—
Interest rate lock commitments	163,161	Derivative liabilities, at fair value	—	1,172

Forward sale contracts	449,419	Derivative asset, at fair value	16,610	—
Forward sale contracts	2,234,930	Derivative liabilities, at fair value	—	83,728

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	9,730	Derivative liabilities, at fair value	—	62

MBS put options	200,000	Derivative asset, at fair value	1,376	—
MBS put options	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	3,240	Derivative asset, at fair value	26,476	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$93,574	$84,962

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Year Ended December 31,
Derivative instrument	Statements of Operations Location	2024	2023	2022
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(22,388)	$24,350	$(157,030)
Forward sale contracts	Gain on origination and sale of loans, net	41,335	6,958	1,195,708
Interest rate swap futures	Gain on origination and sale of loans, net	(17,527)	(31,328)	(81,259)
Put options	Gain on origination and sale of loans, net	11,970	20,221	123,075
Forward sale contracts	Change in fair value of servicing rights, net	(27,899)	(13,763)	(114,244)
Interest rate swap futures	Change in fair value of servicing rights, net	(62,019)	(22,572)	(201,259)
Put options	Change in fair value of servicing rights, net	(11,259)	(11,584)	(7,806)
Total realized and unrealized losses on derivative financial instruments		$(87,787)	$(27,718)	$757,185

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of December 31, 2024 and 2023, respectively. Refer to Note 12 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	December 31, 2024
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$30,547	$(13,897)	$16,650	$—	$(10,179)	$6,471
Total assets	$30,547	$(13,897)	$16,650	$—	$(10,179)	$6,471

Liabilities:
Forward sale contracts	$14,793	$(13,897)	$896	$—	$(802)	$94
Put options on treasuries	5,829	—	5,829	—	(5,829)	—
Interest rate swap futures	16,148	—	16,148	—	(16,148)	—
Warehouse and other lines of credit	2,377,127	—	2,377,127	(2,377,127)	—	—
Secured debt obligations (1)	1,216,454	—	1,216,454	(1,216,454)	—	—
Total liabilities	$3,630,351	$(13,897)	$3,616,454	$(3,593,581)	$(22,779)	$94
(1)Secured debt obligations as of December 31, 2024 included secured credit facilities and Term Notes.

	December 31, 2023
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets
Forward sale contracts	$33,591	$(16,981)	$16,610	$—	$—	$16,610
MBS put options	1,376	—	1,376	—	—	1,376
Interest rate swap futures	26,476	—	26,476	—	—	26,476
Total assets	$61,443	$(16,981)	$44,462	$—	$—	$44,462

Liabilities
Forward sale contracts	$100,709	$(16,981)	$83,728	$—	$(60,188)	$23,540
Put options on treasuries	62	—	62	—	—	62
Warehouse and other lines of credit	1,947,057	—	1,947,057	(1,947,057)	—	—
Secured debt obligations (1)	1,287,418	—	1,287,418	(1,287,418)	—	—
Total liabilities	$3,335,246	$(16,981)	$3,318,265	$(3,234,475)	$(60,188)	$23,602
(1) Secured debt obligations as of December 31, 2023 included the secured credit facilities and Term Notes.

NOTE 8 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the years ended December 31, 2024, 2023 and 2022.

Consolidated VIEs

LD Holdings

The Company is a holding company, with its sole material asset being its equity interest in LD Holdings. As the sole managing member of LD Holdings, the Company indirectly operates and controls all of LD Holdings’ business and affairs. LD Holdings is considered a VIE and the financial results of LD Holdings and its subsidiaries are consolidated. A portion of net earnings or loss is allocated to noncontrolling interest to reflect the entitlement of the Continuing LLC Members. Refer to Note 15 – Equity for further details.

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

Retained interests

In April 2024, the Company completed a transfer and securitization of a pool of performing, re-performing and non-performing residential mortgage loans. Pursuant to the credit risk retention requirements, mello Credit Strategies LLC, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing this securitization transaction. On the closing date, MCS and its wholly owned subsidiary retained a horizontal residual interest in the MMCA 2024-SD1 securitization comprised of the Class B notes and Trust Certificate. The Company determined that MCS is considered to be the primary beneficiary of the VIE as it retains all the risk and reward from the residual interest, and, therefore, the securitization trust is required to be consolidated. As of December 31, 2024, the remaining principal balance of loans transferred to the securitization trust was $142.9 million of which $7.6 million was 90 days or more past due.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s consolidated securitization and SPE VIEs.

	December 31, 2024	December 31, 2023
Assets
Loans held for sale, at fair value	$293,165	$510,080
Loans held for investment, at fair value	116,627	—
Restricted cash	10,794	2,704
Servicing rights, at fair value	625,699	617,878
Other assets	76,471	84,524
Total	$1,122,756	$1,215,186

Liabilities
Warehouse and other lines of credit	$300,000	$500,000
Debt obligations, net:
MSR Facilities	193,800	174,750
Servicing advance facilities	72,530	27,939
Term Notes	200,000	200,000
Other secured financings	97,767	—
Total	$864,097	$902,689

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	December 31, 2024
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$87,466	$—	$87,466	$2,078,478
Investments in joint ventures	18,113	—	18,113	15,880
Total	$105,579	$—	$105,579

	December 31, 2023
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$92,901	$—	$92,901	$2,200,406
Investments in joint ventures	20,363	—	20,363	27,171
Total	$113,264	$—	$113,264

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of December 31, 2024, the remaining principal balance of loans transferred to these securitization trusts was $2.1 billion of which $2.8 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $15.6 million, $21.0 million and $17.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in other income in the consolidated statements of operations.

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2024	2023
Furniture and equipment	$94,232	$91,061
Computer software	6,759	6,759
Software development	177,783	165,119
Leasehold improvements	30,074	29,180
Work in progress	22,569	13,042
Property and equipment	331,417	305,161
Accumulated depreciation and amortization	(270,338)	(234,352)
Property and equipment, net	$61,079	$70,809

The Company recorded $36.1 million, $41.3 million and $42.0 million of depreciation and amortization expense related to property and equipment for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022 charges of $8 thousand, $1.4 million and $12.6 million, respectively, were recorded for losses on fixed assets due to branch consolidation efforts. These charges are included in general and administrative expenses on the consolidated statements of operations.

Capitalized computer software development costs consist of the following:

	December 31,
	2024	2023
Cost	$177,783	$165,119
Accumulated amortization	(150,752)	(122,861)
Software development, net	$27,031	$42,258

The Company recorded $27.9 million, $27.7 million and $20.4 million of amortization expense related to software development for the years ended December 31, 2024, 2023 and 2022, respectively.

Future computer software development amortization for the remaining years:

Year ending December 31,
2025	$18,211
2026	6,873
2027	1,947
Total	$27,031

NOTE 10 – LEASES

The Company entered into operating leases related to its corporate headquarters and support, sales, and processing offices which expire at various dates through 2029. The Company’s operating lease agreements have remaining terms ranging from less than one year to four years. Certain of these operating lease agreements include options to extend the original term. The Company’s operating lease agreements do not require the Company to make variable lease payments.

	Year Ended December 31,
	2024	2023	2022
Lease expense:
Operating leases	$14,535	$16,864	$24,961
Short-term leases	1,475	1,739	2,373
Sublease income	(2,530)	(1,774)	(187)
Lease expense, net included in occupancy expense	$13,480	$16,829	$27,147

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$21,964	$23,975
Right-of-use assets obtained in exchange for lease obligations:
New leases entered into during the year	3,300	8,852

	December 31, 2024	December 31, 2023
Period-end:
Operating leases:
Weighted average remaining lease term (years)	2.8	3.3
Weighted average discount rate	6.9%	6.6%

The following is a schedule of future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2024:

Year ending December 31,
2025	$14,891
2026	12,315
2027	10,599
2028	2,868
2029	135
Total operating lease payments	40,808
Less: Imputed interest	(7,618)
Operating lease liability	$33,190

During the year ended December 31, 2024, impairment charges of $0.5 million were recorded for leases exited during the year. The impairment charges are included in general and administrative expense on the consolidated statements of operations. As of December 31, 2024, the Company had six operating leases that had not yet commenced with aggregate undiscounted required payments of $1.0 million.

NOTE 11 – OTHER ASSETS

Other assets consists of the following:

	December 31,
	2024	2023
Servicing advances	$121,802	$118,414
Margin call receivable	802	60,188
Prepaid expenses	28,913	27,476
Loan related receivables	17,144	9,408
Joint ventures	4,496	7,726
Servicing related receivables	11,671	4,610
Income tax receivable	3,020	2,611
Deferred tax asset	2,389	1,976
Insurance receivable	20,000	—
Other	25,670	21,689
Total	$235,907	$254,098

There was $4.5 million and $3.1 million in allowance for credit losses for loan related and other receivables at December 31, 2024 and 2023, respectively. There was $6 thousand, $445 thousand and $360 thousand of accounts receivable write-offs during the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 12 – WAREHOUSE AND OTHER LINES OF CREDIT

At December 31, 2024, the Company was a party to nine revolving lines of credit with lenders providing an aggregate $3.7 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at the secured overnight financing rate (“SOFR”), or other alternative base rate, plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of December 31, 2024, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.50% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines have various maturities through September 2026. As of December 31, 2024 there was one securitization facility with an original two year term scheduled to expire in 2026. All other warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of December 31, 2024 and December 31, 2023, the Company had posted a total of $15.6 million and $7.0 million, restricted cash as collateral with warehouse lenders and securitization facilities of which $4.8 million and $4.3 million were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of December 31, 2024, the Company was in compliance with all covenants under the warehouse lines.

Securitization Facilities

In September 2024, in connection with the termination of a securitization facility issued in 2021, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2024-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2024-1 Securitization Facility is secured by first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2024-1 Securitization Facility issued $300.0 million in notes that bear interest at SOFR, plus a margin. The 2024-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full, or (iii) the date of the occurrence and continuance of an event of default.

The following table presents information on warehouse and other lines of credit and the outstanding balance as of December 31, 2024 and 2023:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	December 31, 2024	December 31, 2023
Facility 1(1)	$400,000	$600,000	$1,000,000	9/23/2025	$504,332	$391,418
Facility 2(1)	1,000	299,000	300,000	9/22/2025	201,735	155,676
Facility 3	—	225,000	225,000	4/15/2025	136,222	175,348
Facility 4	—	175,000	175,000	10/29/2025	91,160	127,052
Facility 5(1)	—	200,000	200,000	N/A	332	1,638
Facility 6(1)(2)	—	600,000	600,000	10/30/2025	465,844	359,401
Facility 7	—	300,000	300,000	9/19/2025	276,799	236,524
Facility 8(3)	—	—	—	10/21/2024	—	500,000
Facility 9(3)	300,000	—	300,000	9/25/2026	300,000	—
Facility 10	250,000	350,000	600,000	11/13/2025	400,703	—
Total	$951,000	$2,749,000	$3,700,000		$2,377,127	$1,947,057
(1)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)In October 2024, we entered into a new warehouse facility with the lender that will replace the existing facility at the March 2025 expiration date. Both facilities provide a combined total of $600 million in uncommitted financing which will remain unchanged after the expiration of the original facility through the expiration of the new facility in October 2025.
(3)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.

The following table presents certain information on warehouse and other lines of credit:

	Year Ended December 31,
	2024	2023	2022
Maximum outstanding balance during the period	$2,621,651	$2,280,996	$7,672,559
Average balance outstanding during the period	1,920,480	1,704,717	4,127,822
Collateral pledged (loans held for sale)	2,544,826	2,065,878	2,214,656
Weighted average interest rate during the period	7.06%	7.04%	2.97%

NOTE 13 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Secured debt obligations, net:
Secured credit facilities:
MSR facilities	$762,319	$980,760
Securities financing facilities	82,465	75,994
Servicing advance facilities	72,530	27,939
Total secured credit facilities	917,314	1,084,693
Term Notes	200,000	200,000
Other secured financings	97,767	—
Total secured debt obligations, net	1,215,081	1,284,693

Other debt obligations, net:
Senior Notes	812,122	989,318
Total debt obligations, net	$2,027,203	$2,274,011

Certain of the Company’s secured debt obligations require the Company to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company was in compliance with all such financial covenants as of December 31, 2024.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In August 2017, the Company established the GMSR Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable or term funding notes. Both are secured by participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights held by the GMSR Trust with a fair value of $625.7 million as of December 31, 2024. As of September 30, 2024, there were $200 million in Term Notes outstanding. In January 2024, the Company secured a new facility to issue variable funding notes that accrue interest at SOFR plus a margin per annum, providing $250.0 million in borrowing capacity and extending their maturity to July 2026. As of December 31, 2024, the Company had $193.8 million in outstanding variable funding notes and no unamortized deferred financial costs.

In December 2021, the Company entered into a credit facility agreement. The agreement was amended in December 2023 to provide for $540.0 million in borrowing capacity, with an option to increase up to $600.0 million upon mutual consent, available to the Company. The facility was secured by Freddie Mac mortgage servicing rights with a fair value of $496.6 million as of December 31, 2024. The facility bore interest at SOFR, plus a margin per annum and scheduled to mature in February 2025. At December 31, 2024, there was $313.2 million outstanding on this facility and no unamortized deferred financing costs. In January 2025, this facility was terminated and the Company entered into a new credit facility agreement to provide for $400.0 million in borrowing capacity. The new facility bears interest at SOFR, plus a margin per annum and matures in January 2027.

In January 2022, the Company entered into a credit facility agreement that was amended in July 2024 to provide for $450.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $425.6 million as of December 31, 2024. The facility bears interest at SOFR, plus a margin per annum and matures in January 2026. At December 31, 2024, there was $255.5 million outstanding on this facility.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 50% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of December 31, 2024, the trading securities had a fair value of $87.5 million on the consolidated balance sheets and there were $82.5 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR plus a margin per annum. In September 2024, the 2020-VF1 Notes were extended to mature in September 2025 (unless earlier redeemed in accordance with their terms). At December 31, 2024, there was $28.0 million in 2020-VF1 Notes outstanding, with pledged servicing advances of $26.3 million.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum. As of December 31, 2024, there was $44.5 million balance outstanding on these variable funding notes, with pledged servicing advances of $50.1 million.

Term Notes

In October 2018, the Company, through the GMSR Trust issued the Series 2018-GT1 Term Notes (“Term Notes”). In September 2023, the Term Notes were extended to mature in October 2025 and accrue interest at SOFR plus a margin per annum. At December 31, 2024, there was $200.0 million in Term Notes outstanding and no unamortized deferred financing costs.

Other Secured Financings

In April 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans, whereby the loans were transferred to statutory trust MMCA 2024-SD1. The Company evaluated the sale of loans according to ASC 860 - Transfers and Servicing and determined that the transaction does not qualify for sale treatment. As a result, the securitization was recorded as a secured borrowing in which the loans remain on the consolidated balance sheet as loans held for investment, at fair value and the securitization debt is also recognized on the consolidated balance sheet in debt obligations, net. The secured financing is collateralized by and indexed to the pool of residential mortgage loans held by a VIE. As of December 31, 2024, there was $97.8 million outstanding in other secured financings, net of $7.8 million in debt discount and $1.2 million in unamortized deferred financing costs.

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

Interest on the 2027 Senior Notes accrues at a rate of 8.750% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2027 Senior Notes, in whole or in part, at various redemption prices. The 2027 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of LD Holding’s wholly-owned restricted subsidiaries, and secured by a first priority security interest (subject to permitted liens) in (1) a securities account holding certain risk retention securities (trading securities) held by MCS, a guarantor of the 2027 Senior Notes, (2) certain unencumbered non-agency mortgage servicing rights held by LDLLC, a guarantor of the 2027 Senior Notes, with a fair value of up to $60.0 million, and (3) a securities account holding $100.6 million aggregate principal amount of LD Holding’s 6.125% 2028 Senior Notes that were previously repurchased by LD Holdings held by ART, a guarantor of the 2027 Senior Notes.

The Company evaluated the debt exchange under the guidance in ASC 470-50 Debt - Modifications and Extinguishments. As the present value of the cash flows under the 2027 Senior Notes differed by more than 10% from the present value of the remaining cash flows under the terms of the 2025 Senior Notes, it was determined that the debt was substantially different, and therefore, the transaction was accounted for as a debt extinguishment. A loss on debt extinguishment of $5.7 million was recorded and is included in the statements of operations for the year ended December 31, 2024. As of December 31, 2024, there were $19.8 million in 2025 Senior Notes outstanding and $65 thousand in unamortized deferred financing costs. As of December 31, 2024, there were $340.6 million in 2027 Senior Notes outstanding, $38.7 million of unamortized debt discount and $5.5 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. After April 1, 2024 the Company may redeem the 2028 Senior Notes at various redemption prices. During the first quarter of 2022, the Company repurchased $97.5 million of 2028 Senior Notes at an average purchase price of 87.9% of par, which resulted in a $10.5 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. In the third quarter of 2023, the Company repurchased $3.0 million of 2028 Senior Notes at a purchase price of 58.5% of par, resulting in a $1.2 million gain on extinguishment of debt recorded in other interest expense on the consolidated statement of operations. As of December 31, 2024, there were $499.4 million in 2028 Senior Notes outstanding and $3.4 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.90% - 4.25%.

NOTE 14 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consist of the following:

	December 31,
	2024	2023
Accounts payable	$116,093	$108,642
Deferred tax liability	25,332	80,171
Loan loss obligation for sold loans	18,417	31,980
Accrued compensation and benefits	63,659	54,084
TRA liability	80,207	57,258
Joint ventures	10,517	15,602
Servicing rights, at fair value	18,151	14,045
Dividends and dividend equivalents payable	669	2,919
Accrued pricing adjustments on sold loans	1,159	831
Income tax payable	—	943
Margin call payable	10,179	—
Other	35,056	13,496
Total	$379,439	$379,971

NOTE 15 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $233.7 million and $351.3 million as of December 31, 2024 and December 31, 2023, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings.

	As of December 31,
	2024		2023
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	196,120,244	59.87%	181,054,423	56.18%
Continuing LLC Members	131,432,929	40.13%	141,234,529	43.82%
Total	327,553,173	100.00%	322,288,952	100.00%

NOTE 16 – EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for Class A common stock and Class D common stock:

	For the year ended December 31,
	2024			2023			2022
	Class A	Class D	Total	Class A	Class D	Total	Class A	Class D	Total
Net loss allocated to common stockholders	$(46,938)	$(51,393)	$(98,331)	$(49,042)	$(61,100)	$(110,142)	$(103,026)	$(169,994)	$(273,020)
Weighted average shares - basic and diluted	88,615,004	97,026,671	185,641,675	77,879,392	97,026,671	174,906,063	58,879,239	97,151,111	156,030,350
Loss per share:
Basic	$(0.53)	$(0.53)	$(0.53)	$(0.63)	$(0.63)	$(0.63)	$(1.75)	$(1.75)	$(1.75)
Diluted	$(0.53)	$(0.53)	$(0.53)	$(0.63)	$(0.63)	$(0.63)	$(1.75)	$(1.75)	$(1.75)

There was no Class B common stock outstanding for any periods presented. The potential dilutive effect of the exchange of Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange of Class C common stock for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of 25.2%, 26.2%, and 27.4% for the years ended December 31, 2024, 2023, and 2022, respectively. The potential dilutive effect of stock options, restricted stock units, and ESPP shares is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive for the periods and excluded from the computation of diluted earnings or loss per share.

	For the year ended December 31,
	2024	2023	2022
Class C common stock	140,148,860	147,789,060	163,541,101
Stock options, restricted stock units, ESPP shares(1)	10,974,241	16,919,589	14,278,795
Total	151,123,101	164,708,649	177,819,896
(1)Stock options, restricted stock units, and ESPP shares are weighted for the portion of the period for which they were outstanding. There were no stock options or ESPP shares granted prior to 2022.

NOTE 17 – COMPENSATION PLANS

Stock -Based Compensation

    The Company’s 2021 Plan and 2022 Plan provide for the grant of incentive and non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights of the Company’s Class A common stock. Options to purchase shares of the Company’s Class A common stock generally vest over predetermined periods and expire ten years after the date of grant. Service-based restricted stock units of the Company’s Class A common stock generally vest over predetermined periods, typically two to four years after the date of grant. Market-based restricted stock units of the Company’s Class A common stock generally vest over two to five years based on a combination of service and market conditions. The actual number of shares issued will be determined based upon the proportionate achievement of specified hurdles of the Company’s stock price. Performance-based restricted stock units of the Company’s Class A common stock generally vest over three years based on a combination of service and performance metrics within a specified time period. The actual number of shares vested each year is determined based upon the timing and achievement of the performance metric. The initial number of the Company’s Class A common stock authorized for issuance under the 2021 Plan and 2022 Plan were 16.5 million and 5.0 million shares, respectively.

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

The stock-based compensation expense recognized on all share-based awards was $24.9 million, $22.0 million, and $20.6 million, for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $33.6 million of unrecognized compensation related to all unvested stock options, restricted stock units, and employee stock purchase subscriptions which will be amortized over the weighted-average remaining requisite service period of 2.04 years.

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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted. There were no options granted during the year ended December 31, 2024.

	For the year ended December 31,
	2024	2023	2022
Average risk-free interest rate	N/A	4.19%	3.69%
Expected dividend yield	N/A	N/A	N/A
Expected volatility	N/A	62%	70%
Expected life	N/A	5.74 years	5.61 years
Fair value per share	N/A	$1.25	$1.10

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions. The ESPP Plan was discontinued during the first quarter of 2024.

	For the year ended December 31,
	2024	2023	2022
Average risk-free interest rate	N/A	4.61%	3.77%
Expected dividend yield	N/A	N/A	N/A
Expected volatility	N/A	64%	70%
Expected life	N/A	0.50 years	0.50 years
Fair value per share	N/A	$1.75	$1.60

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The following weighted-average assumptions were used to determine the fair value of market-based restricted stock units. There were no market-based restricted stock units granted during the year ended December 31, 2024.

	For the year ended December 31,
	2024	2023	2022
Average risk-free interest rate	—	4.37%	3.20%
Expected volatility	—	62%	70%

Stock option activity during the year ended December 31, 2024 under the 2022 Plan and 2021 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,350,000	$1.82	4.9 years	$9,102
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding as of December 31, 2024	5,350,000	$1.82	3.9 years	1,884
Exercisable as of December 31, 2024	4,658,333	1.71	3.5 years	1,881
Vested and Expected to Vest as of December 31, 2024	691,667	$2.54	6.8 years	3

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted stock unit activity during the year ended December 31, 2024 under the 2022 Plan and 2021 Plan was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	21,438,820	$2.97
Granted(1)	9,529,272	2.28
Vested(2)	(5,348,248)	3.11
Forfeited/Cancelled(3)	(2,533,943)	0.58
Unvested as of December 31, 2024	23,085,901	$2.24
(1)    Includes grant of 2,462,758 shares of performance-based restricted stock units at a fair value of $2.35 per share.
(2)    Includes 820,916 vested shares of performance-based restricted stock units and 312,290 vested shares of market-based restricted stock units at a weighted average fair value of $2.50 per share.
(3)    Includes forfeiture of 2,083,725 shares of market-based restricted stock units with a fair value of $0.16 per share.

Restricted stock unit activity during the year ended December 31, 2024 for Holdco Units was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	2,201,872	$0.50
Vested	(1,836,828)	0.50
Forfeited/Cancelled	(16,204)	0.50
Unvested as of December 31, 2024	348,840	$0.50

401(k) Plan

The Company’s employees are eligible to participate in a defined contribution plan (“401(k) Plan”). Effective July 2023, the Company reinstated its matching of 50% of participant contributions, up to 6% of each participant’s total eligible gross compensation, after temporarily suspending the program in October 2022. Matching contributions totaled approximately $8.2 million, $2.7 million and $12.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 18 – INCOME TAXES

The following table details the Company’s provision for income taxes:

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$4,952	$240	$(162)
State	2,434	139	846
Total current	7,386	379	684
Deferred
Federal	(29,825)	(27,512)	(66,624)
State	(18,259)	(15,663)	(13,652)
Total deferred	(48,084)	(43,175)	(80,276)
Total income tax benefit	$(40,698)	$(42,796)	$(79,592)

The following table is a reconciliation of the estimated provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes (net of federal benefit)	2.9	2.8	3.0
Non-controlling interests	(9.0)	(9.5)	(10.3)
Goodwill impairment	—	—	(0.6)
State rate change	1.0	1.9	(1.5)
Change in valuation allowance	0.1	0.1	(0.1)
Other, net	0.8	(0.9)	—
Effective income tax rate	16.8%	15.4%	11.5%

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

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	December 31,
	2024	2023
Deferred tax assets:
Accrued compensation	$12	$16
Net operating loss	67,042	87,978
Tax credits	172	421
Depreciation	7	8
State taxes	331	—
Acquired intangible assets	138	157
Charitable contributions carryover	162	83
Gross deferred tax assets before valuation allowance	67,864	88,663
Valuation allowance	(172)	(314)
Net deferred tax assets	67,692	88,349

Deferred tax liabilities:
Outside basis difference	90,635	166,544
Total deferred tax liabilities	90,635	166,544
Net deferred tax liabilities	$(22,943)	$(78,195)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of December 31, 2024 relates to temporary outside basis differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under the TRA as a result of the offering transaction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at December 31, 2024 and 2023 using the combined federal and state rate (less federal benefit) of 25.8% and 26.2%, respectively. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, the Company considered all negative and positive evidence. As of December 31, 2024, the Company established a valuation allowance on tax credits that have a limited carryforward period and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for the remaining deferred tax assets as the Company believes it is more-likely-than not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $80.2 million and $57.3 million as of December 31, 2024 and 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction, refer to Note 20- Commitments and Contingencies, for further information on the TRA liability.

Uncertain tax positions relate to various federal and state income tax matters. The income tax returns for 2019-2023 are subject to examination by the relevant taxing authorities. There was no interest or penalties related to uncertain tax positions for the years ended December 31, 2024, 2023, and 2022, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$639	$497	$654
Increases related to positions taken during the current year	181	—	—
(Decrease) increase related to positions settled with tax authorities	(359)	212	—
Decreases due to a lapse of applicable statute of limitations	(109)	(70)	(157)
Ending balance	$352	$639	$497

NOTE 19 – RELATED PARTY TRANSACTIONS

In conjunction with its joint ventures, the Company entered into agreements to provide loan processing and administrative services to the joint ventures for which it receives fees. The Company also originates eligible mortgage loans referred by its joint ventures for which the Company pays the joint ventures a broker fee.

Fees earned and costs incurred from joint ventures were as follows:

	Year Ended December 31,
	2024	2023	2022
Loan processing and administrative services fee income	$19,676	$21,970	$18,534
Loan origination broker fees expense	110,892	132,345	120,392

Net amounts payable to or receivable from joint ventures were as follows:

	December 31,
	2024	2023
Amounts payable to joint ventures, net	$6,021	$7,876

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. A payment of $2.6 million was made under the TRA during the year ended December 31, 2023. There were no amounts paid during 2024 or 2022.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $17.5 million and $4.3 million at December 31, 2024 and 2023, respectively.

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

Cybersecurity Incident Class Action Litigation

The Company has been named as a defendant in 23 putative class action cases alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The cases have been consolidated into a single action, In re loanDepot Data Breach Litigation, pending in the Central District of California. On January 13, 2025, the court granted preliminary approval of a settlement agreement between the parties. A hearing regarding final approval of the settlement is scheduled for August 18, 2025. The Company does not believe that the amount of loss in excess of the amounts accrued is reasonably estimable in this matter at this time. Additional lawsuits and claims related to the Cybersecurity Incident may be asserted by or on behalf of others seeking damages or other related relief, and we have received inquiries and requests for information from various states and other regulators, and other government inquiries and/or investigations may be received or commenced. Losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings could be material to the Company’s business, results of operations, financial condition or cash flows in future periods. In addition, defending against such lawsuits and allegations has resulted in and will likely continue to result in substantial costs and a diversion of management’s attention and resources.

Employment Litigation

On September 21, 2021, a former senior operations officer filed a complaint, as subsequently amended, with the Superior Court of the State of California, County of Orange. The complaint originally named the Company and two former executive officers as defendants, and alleged loan origination noncompliance and various employment-related claims, including hostile work environment and gender discrimination. The claims against the two former executive officers were dismissed by the court in 2021. Plaintiff's claims regarding improper origination of loan documents, gender discrimination and several other ancillary employment claims were dismissed as a result of several pre-trial motions filed on behalf of the Company. On February 7, 2025, a unanimous jury returned a verdict in favor of loanDepot regarding the remaining claims in the litigation. Plaintiff may appeal. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Securities Class Action Litigation

Beginning in September 2021, two putative class action lawsuits were filed in the United States District Court for the Central District of California asserting claims under the U.S. securities laws against the Company, certain of its directors, and certain of its officers regarding certain disclosures made in connection with the Company’s IPO. The two actions were consolidated and a consolidated amended complaint was filed in June 2022, which, in addition to challenging disclosures made in connection with the IPO, alleges that certain disclosures made after the IPO were false and/or misleading. On June 26, 2023, the parties reached an agreement in principle to settle the action. On May 24, 2024, the Court granted final approval of the settlement and entered its final judgment dismissing the action. On June 18, 2024, one of the class members filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the district court’s order approving the settlement.

Stockholder Derivative Litigation

Beginning in October 2021, four shareholder derivative complaints were filed in the United States District Court for the Central District of California against certain of the Company’s directors and officers, alleging, among things, that these defendants breached their fiduciary duties by causing the Company to make the disclosures being challenged in the putative securities class action described above and seeking unspecified monetary damages for the Company and that the Company make certain changes to its corporate governance. These derivative actions subsequently were consolidated into a single action (the “California Federal Action”). The California Federal Action currently is stayed. Beginning in March 2022, two substantially similar shareholder derivative complaints were filed in the United States District Court for the District of Delaware, and then were consolidated into a single action (the “Delaware Federal Action”). The Delaware Federal Action currently is stayed. Beginning in June 2023, three substantially similar shareholder derivative complaints were filed in the Delaware Court of Chancery. Two of the derivative actions were subsequently consolidated into a single action (the “Delaware Chancery Action”). The third action was voluntarily dismissed. On October 7, 2024, the parties of the above-referenced actions attended a global mediation where a settlement in principle was reached to resolve all of the actions. On October 11, 2024, a joint status report was filed in the California Federal Action, advising of the settlement in principle. On October 14, 2024, the Chancery Court stayed all deadlines in the Delaware Chancery Action pending the approval of the settlement by the California Federal Court. On October 24, 2024, the Delaware Federal Court stayed all deadlines in the Delaware Federal Action. On February 27, 2025, the plaintiffs in the California Federal Action filed a motion for preliminary approval of the settlement, which includes a set of governance reforms to be implemented by the Company. A preliminary approval hearing is set for March 28, 2025. The Company does not believe that the amount of loss in excess of the amounts accrued is reasonably estimable in this matter at this time.

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

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of December 31, 2024 and December 31, 2023 approximated $1.8 billion and $2.2 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6- Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The activity related to the loan loss obligation for sold loans is as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$31,980	$70,797	$29,877
(Recovery) provision for loan loss obligations	(6,348)	8,179	136,993
Charge-offs	(7,215)	(46,996)	(96,073)
Balance at end of period	$18,417	$31,980	$70,797

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $2.9 million and $0.5 million as of December 31, 2024 and December 31, 2023, respectively

TRA Liability

As part of the IPO and reorganization, the Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $80.2 million and $57.3 million as of December 31, 2024 and 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc., refer to Note 19 Related Party Transactions for further detail on the payments.

NOTE 21– REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $332.6 million as of December 31, 2024. As of December 31, 2024, the Company was in compliance with its regulatory capital and liquidity requirements.

NOTE 22 - SEGMENT REPORTING

The Company’s organizational structure is currently comprised of one operating segment. This determination is based on the organizational structure which reflects how the chief operating decision maker evaluates the performance of the business. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM evaluates the performance of the business based on the measurement of consolidated net income (loss). The CODM uses this consolidated measure to allocate resources, assess the performance of the business and for making key operating decisions such as, but not limited to, approving operating budgets and forecasts, entering into significant contracts, hiring of key management or executive personnel, making significant capital investment decisions and/or implementing company-wide strategy.

As the Company operates as one operating segment, financial data provided in the consolidated financial statements, including total net revenues of $1.1 billion, consolidated net loss of $202.2 million, and total assets of $6.3 billion, represent the performance of our single reportable segment. The consolidated statements of operations reflect the same level of significant expense categories regularly provided to the CODM for decision-making purposes. General and administrative expense reported in the consolidated statements of operations includes office and equipment expense, professional fees such as legal, compliance, consulting, and expenses for audit and tax services, data processing, telecommunications, travel and entertainment and other general expenses.

For the year ended December 31, 2024, there was no change in segmentation or measurement methods for segment reporting.

NOTE 23– SUBSEQUENT EVENTS

On March 3, 2025, the Board approved the transition and resignation of Frank Martell, the Company’s President and Chief Executive Officer. Mr. Martell will continue to serve as President and CEO until the earlier of June 4, 2025 or the date of the 2025 Annual Meeting (the “Transition Date”), while the Company conducts a search for a permanent CEO to succeed Mr. Martell. If a permanent CEO is not appointed by the Transition Date, the Board approved the appointment of Anthony Hsieh as interim CEO of the Company as of such date. Mr. Martell has agreed to provide transition services as an advisor to the Board and the executive team until the Company appoints a permanent CEO. In addition, the Board appointed Mr. Hsieh to an executive officer position of Executive Chairman, Mortgage Operations, effective as of March 6, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management assessed, with participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2024. The assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management determined that internal control over financial reporting is effective as of December 31, 2024.

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

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K), except as set forth below.

Name and Title	Type of Plan	Date Plan Adopted/ Terminated	Duration	Aggregate Number of Shares to be Purchased or Sold
Anthony Hsieh, Director, Chairman of the Board	Rule 10b5-1 trading arrangement	Terminated November 20, 2024	Earliest first trade date is August 30, 2024, and the maximum duration is November 20, 2024	Sell up to 6,000,000 shares of Class A Common Stock, subject to certain conditions
Anthony Hsieh, Director, Chairman of the Board	Rule 10b5-1 trading arrangement	Adopted November 20, 2024	Earliest first trade date is the third business day following the filing of this Annual Report on Form 10-K and the maximum duration is February 16, 2026	Sell up to 16,000,000 shares of Class A Common Stock, subject to certain conditions
Jeffrey Walsh, President, LDI Mortgage	Rule 10b5-1 trading arrangement	Adopted November 25, 2024	Earliest first trade date is April 1, 2025, and the maximum duration is September 30, 2025	Sell up to 1,200,000 shares of Class A Common Stock, subject to certain conditions

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

Item 14. Principal Accountant Fees and Services
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

3.1
Amended and Restated Certificate of Incorporation of loanDepot, Inc., dated February 11, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

3.2*	Amended and Restated Bylaws of loanDepot, Inc., effective November 10, 2022.
4.1
Registration Rights Agreement, dated February 16, 2021, by and among loanDepot, Inc., LD Holdings Group LLC and certain holders identified therein (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

4.2
Indenture, dated as of October 27, 2020, by and among LD Holdings Group LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee (Form of 6.5% Senior Notes due 2025 included as Exhibit A thereto) (incorporated herein by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 on January 11, 2021).

4.2.1
First Supplemental Indenture, dated as of June 18, 2024, by and among LD Holdings Group LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of October 27, 2020, by and among LD Holdings Group LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024).

4.3
Indenture, dated as of March 26, 2021, by and among LD Holdings Group LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee (Form of 6.125% Senior Notes due 2028 included as Exhibit A thereto) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 1, 2021).

4.3.1
Supplemental Indenture, dated as of June 24, 2024, by and among the LD Holdings Group LLC, mello Credit Strategies LLC and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of March 26, 2021, among the LD Holdings Group LLC, the guarantors thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 24, 2024).

4.4
Indenture, dated as of June 24, 2024, by and among LD Holdings Group LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (Form of 8.750% Senior Secured Notes due 2027 included as Exhibit A thereto) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2024).

4.5*	Description of Capital Stock.
10.1
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

10.4
A&R Cooperation Agreement, dated March 6, 2025, among loanDepot, Inc., Anthony Hsieh, The JLSSAA Trust, established September 4, 2014, JLSA, LLC, Trilogy Mortgage Holdings, Inc., Trilogy Management Investors Six, LLC, Trilogy Management Investors Seven, LLC and Trilogy Management Investors Eight, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2025).

10.5
Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed February 9, 2021).

10.6+	2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 on February 16, 2021).
10.6.1+	First Amendment to the 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 on May 20, 2022).
10.6.2	Second Amendment to the 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form S-8 filed on June 13, 2023).
10.6.3	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).
10.6.4+
Form of Performance Share Unit Award Agreement under 2021 Omnibus Incentive Plan, approved December 14, 2022 (incorporated herein by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K filed on March 16, 2023).

10.6.5+
Form of Nonqualified Stock Option Agreement under 2021 Omnibus Incentive Plan, approved December 14, 2022 (incorporated herein by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K filed on March 16, 2023).

10.6.6+
Form of Restricted Stock Unit Award Agreement under 2021 Omnibus Incentive Plan, approved January 18, 2023 (incorporated herein by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on March 16, 2023).

10.6.7+*	Form of Restricted Stock Unit Award Agreement under 2021 Omnibus Incentive Plan, approved March 13, 2024.
10.6.8+*	Form of Performance Restricted Stock Unit Award Agreement under 2021 Omnibus Incentive Plan, approved March 13, 2024.
10.7+	2022 Inducement Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 26, 2022).
10.7.1+
Form of Restricted Stock Unit Agreement to loanDepot 2022 Inducement Plan, approved April 20, 2022 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.7.2+
Form of Performance Stock Unit Agreement to loanDepot 2022 Inducement Plan, approved April 20, 2022 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.7.3+
Form of Nonqualified Option Agreement to loanDepot 2022 Inducement Plan, approved April 20, 2022 (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.8+
Executive Employment Agreement, dated April 21, 2022, by and between Frank Martell and loanDepot, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.9+
Transition, Separation and Consulting Agreement and General Release of Claims between the Company and Frank Martell, dated March 5, 2025 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2025).

10.10+	Letter Agreement between the Company and Anthony Hsieh, dated March 6, 2025 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2025).
10.11+
Executive Employment Agreement, dated September 22, 2022, by and between loanDepot, Inc. and Jeff DerGurahian (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2022).

10.12+
Executive Employment Agreement, dated September 22, 2022, by and between loanDepot, Inc. and Jeff Walsh (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2022).

10.13+
Executive Employment Agreement by and between loanDepot, Inc. and David Hayes, entered into as of June 1, 2023 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 5, 2023).

10.14#
Mortgage Loan Participation Purchase and Sale Agreement, dated as of February 28, 2013, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.14.1#
Amendment Number One to the Mortgage Loan Participation Purchase and Sale Agreement, dated November 21, 2013, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.14.2#
Amendment Number Two [as renumbered by Amendment Number 3] to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.14.3*	Amendment Number Three to the Mortgage Loan Participation Purchase and Sale Agreement, dated December 31, 2019, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC.
10.14.4#
Amendment Number Four to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 18, 2020, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.15
Indenture, dated September 24, 2020, among loanDepot Agency Receivables Trust as issuer, loanDepot.com, LLC, as servicer and administrator, Citibank, N.A, as indenture trustee, calculation agent, paying agent, custodian and securities intermediary, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.48 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.15.1#
Series 2020-VF1 Indenture Supplement to Indenture, dated September 24, 2020, among loanDepot Agency Receivables Trust, loanDepot.com LLC and JPMorgan Chase bank, N.A. (incorporated herein by reference to Exhibit 10.49 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.15.2#
Amendment No. 1 to Base Indenture and to Series 2020-VF1 Indenture Supplement, dated October 28, 2020, among loanDepot Agency Receivables Trust, Citibank, N.A, loanDepot.com, LLC and JPMorgan Chase bank, N.A. (incorporated herein by reference to Exhibit 10.48.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.15.3#
Amendment No. 2 to Series 2020-VF1 Indenture Supplement, dated September 23, 2021, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 29, 2021).

10.15.4#
Amendment No. 2 to Base Indenture and Amendment No. 3 to Series 2020-VF1 Indenture Supplement, dated February 14, 2022, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 16, 2022).

10.15.5#*	Amendment No. 4 to Series 2020-VF1 Indenture Supplement, dated September 23, 2022, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A.
10.15.6#
Amendment No. 5 to Series 2020-VF1 Indenture Supplement, dated September 22, 2023, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 28, 2023).

10.15.7
Amendment No. 3 to the Base Indenture, dated January 12, 2024, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 19, 2024).

10.15.8#
Amendment No. 6 to Series 2020-VF1 Indenture Supplement, dated September 27, 2024, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.15.9#*	Amendment No. 7 to Series 2020-VF1 Indenture Supplement, dated December 19, 2024, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A.
10.16#
Amended and Restated Master Repurchase Agreement, dated of August 11, 2021, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 17, 2021).

10.16.1
Amendment No. 1 to the Amended and Restated Master Repurchase Agreement, dated as of April 19, 2022, between UBS AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 25, 2022).

10.16.2
Amendment No. 2 to the Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022, between UBS AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.16.3
Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated June 29, 2023, between UBS AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).

10.16.4#
Amendment No. 4 to the Amended and Restated Master Repurchase Agreement, dated as of April 16, 2024, between UBS AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed, April 22, 2024).

10.17#
Second Amended and Restated Master Repurchase Agreement, dated as of August 20, 2021, among Bank of America, N.A., as buyer, loanDepot BA Warehouse, LLC, as seller, and loanDepot.com, LLC, as guarantor and pledgor (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 25, 2021).

10.17.1#
Guaranty Agreement, dated August 20, 2021, by loanDepot.com, LLC, in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 25, 2021).

10.17.2
Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated September 27, 2021, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed September 29, 2021).

10.17.3
Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated October 28, 2021, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 3, 2021).

10.17.4
Amendment No. 3 to Second Amended and Restated Master Repurchase Agreement, dated April 27, 2022, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.17.5
Amendment No. 4 to Second Amended and Restated Master Repurchase Agreement, dated July 26, 2022, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022).

10.17.6
Amendment No. 5 to Second Amended and Restated Master Repurchase Agreement, dated September 26, 2022, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed November 10, 2022).

10.17.7#
Amendment No. 6 to Second Amended and Restated Master Repurchase Agreement, dated June 30, 2023, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2023).

10.17.8#
Amendment No. 7 to Second Amended and Restated Master Repurchase Agreement, dated September 25, 2023, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 28, 2023).

10.17.9
Addendum to Second Amended and Restated Master Repurchase Agreement, dated as of October 23, 2023, among Bank of America, N.A, loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 27, 2023).

10.17.10#
Amendment No. 8 to Second Amended and Restated Master Repurchase Agreement, dated September 20, 2024, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 24, 2024).

10.18#
Master Repurchase Agreement and Securities Contract, dated September 23, 2021, between Bank of Montreal as buyer, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2021).

10.18.1#
Amendment No. 1 to Master Repurchase Agreement and Securities Contract, dated October 8, 2021, between Bank of Montreal and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.51.1 to the Company’s Annual Report on Form 10-K filed on March 18, 2022).

10.18.2#
Amendment No. 2 to Master Repurchase Agreement and Securities Contract, dated May 5, 2022, between Bank of Montreal and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.18.3#
Amendment No. 3 to Master Repurchase Agreement and Securities Contract, dated September 19, 2022, between Bank of Montreal and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.18.4#
Amendment No. 4 to Master Repurchase Agreement and Securities Contract, dated November 7, 2022, between Bank of Montreal and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.18.5#
Amendment No. 5 to Master Repurchase Agreement and Securities Contract, dated December 20, 2023, between Bank of Montreal and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 22, 2023).

10.19#
Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated February 2, 2022, between Bank of America, N.A., as purchaser, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 8, 2022).

10.19.1
Amendment No. 1 to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated April 27, 2022, between Bank of America, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 3, 2022).

10.19.2
Amendment No. 2 to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated July 26, 2022, between Bank of America, N.A,. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.19.3
Amendment No. 3 to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated September 26, 2022, between Bank of America, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022).

10.19.4#
Amendment No. 4 to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated June 30, 2023, between Bank of America, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).

10.19.5#
Amendment No. 5 to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated September 25, 2023, between Bank of America, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2023).

10.19.6#
Amendment No. 6 to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated September 20, 2024, between Bank of America, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 24, 2024).

10.20#
First Amended and Restated Master Repurchase Agreement, dated September 30, 2022, between JPMorgan Chase Bank, N. A., as buyer, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 6, 2022).

10.20.1#
First Amendment to the First Amended and Restated Master Repurchase Agreement, dated June 30, 2023, between JPMorgan Chase Bank, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).

10.20.2
Second Amendment to the First Amended and Restated Master Repurchase Agreement, dated September 29, 2023, between JPMorgan Chase Bank, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 3, 2023).

10.20.3
Third Amendment to the First Amended and Restated Master Repurchase Agreement, dated September 27, 2024, between JPMorgan Chase Bank, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.20.4*	Fourth Amendment to the First Amended and Restated Master Repurchase Agreement, dated December 23, 2024, between JPMorgan Chase Bank, N.A., and loanDepot.com, LLC.
10.20.5*	Fifth Amendment to the First Amended and Restated Master Repurchase Agreement, dated January 24, 2025, between JPMorgan Chase Bank, N.A. and loanDepot.com, LLC.
10.21#
Third Amended and Restated Master Repurchase Agreement, dated October 28, 2022, between Jefferies Funding LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 2, 2022).

10.22#
Amended and Restated Mortgage Loan Participation Sale Agreement, dated November 10, 2022, between JPMorgan Chase Bank, National Association, as purchaser, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 15, 2022).

10.22.1#
Amendment No. 1 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated June 30, 2023, between JPMorgan Chase Bank, National Association, and loanDepot.com. LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).

10.22.2#
Amendment No. 2 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated September 27, 2023, between JPMorgan Chase Bank, National Association, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 3, 2023).

10.22.3#
Amendment No. 3 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated September 27, 2024, between JPMorgan Chase Bank, National Association, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.23#
Credit Agreement, dated December 15, 2023, among Goldman Sachs Bank USA, as administrative agent for the financial institutions that may from time to time become parties as Lenders, loanDepot FA Agency MSR, LLC, as borrower, loanDepot.com, LLC, as guarantor, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 20, 2023).

10.23.1#
First Amendment to Credit Agreement, dated July 26, 2024, among Goldman Sachs Bank USA, loanDepot FA Agency MSR, LLC, loanDepot.com, LLC, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2024).

10.23.2*	Second Amendment to Credit Agreement, dated January 22, 2025, among Goldman Sachs Bank USA, loanDepot FA Agency MSR, LLC, loanDepot.com, LLC, and the Lenders party thereto.
10.24#
Second Amended and Restated Master Repurchase Agreement, dated December 28, 2023, between EverBank, N.A., as buyer, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 3, 2024).

10.24.1#
Fourth Amendment to the Second Amended and Restated Master Repurchase Agreement, dated October 31, 2024, between EverBank, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 4, 2024).

10.25#
Third Amended and Restated Base Indenture, dated January 25, 2024, among Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary; Nomura Corporate Funding Americas, LLC, as administrative agent and as consenting noteholder of 100% of the outstanding Variable Funding Notes (“VFNs”); loanDepot GMSR Master Trust, as issuer; loanDepot.com, LLC, as servicer and administrator; and Pentalpha Surveillance LLC, as credit manager (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.25.1#
Second Amended and Restated Series 2017-VF1 Indenture Supplement to Third Amended and Restated Base Indenture (MSR Collateralized Notes, Series 2017-VF1), dated January 25, 2024, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.25.2#
Series 2018-GT1 Indenture Supplement (MSR Collateralized Notes, Series 2018-GT1), dated October 31, 2018, among Citibank, N.A., loanDepot GMSR Master Trust, loanDepot.com, LLC, and Credit Suisse First Boston Mortgage Capital LLC (incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on January 21, 2021).

10.25.3#
Amended and Restated Series 2021-SAVF1 Indenture Supplement to Third Amended and Restated Base Indenture (MSR Collateralized Notes, Series 2021-SAVF1), dated January 25, 2024, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.25.4#
Amended and Restated Series 2021-PIAVF1 Indenture Supplement to Third Amended and Restated Base Indenture (MSR Collateralized Notes, Series 2021-PIAVF1), dated January 25, 2024, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.25.5#
Amended and Restated Series 2017-MBSADV1 Indenture Supplement to Third Amended and Restated Base Indenture (MSR Collateralized Notes, Series 2017-MBSADV1), dated January 25, 2024, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.25.6#
Third Amended and Restated Master Repurchase Agreement, dated January 25, 2024, between loanDepot GMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.25.7#
Master Repurchase Agreement (loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2017-VF1), dated January 25, 2024, among Nomura Corporate Funding Americas, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.25.8#
Master Repurchase Agreement (loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2021-SAVF1), dated January 25, 2024, among Nomura Corporate Funding Americas, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.25.9#
Master Repurchase Agreement (loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2021-PIAVF1), dated January 25, 2024, among Nomura Corporate Funding Americas, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.25.10#
Third Amended and Restated GMSR Participation Agreement, dated January 25, 2024, between loanDepot.com, LLC, as both the company and initial participant (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.25.11#
Guaranty, dated January 25, 2024, made by LD Holdings Group LLC, in favor of Nomura Corporate Funding Americas, LLC (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed January 31, 2024).

10.26#
Indenture, dated September 27, 2024, among U.S. Bank National Association, as standby servicer and securities intermediary; U.S. Bank Trust Company, National Association, as indenture trustee and note calculation agent; Mello Warehouse Securitization Trust 2024-1, as issuer; and loanDepot.com, LLC, as servicer (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.26.1#
Master Repurchase Agreement, dated September 27, 2024, between Mello Warehouse Securitization Trust 2024-1 and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.26.2
Guaranty, dated September 27, 2024, by LD Holdings Group LLC in favor of Mello Warehouse Securitization Trust 2024-1 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 30, 2024).

10.27#
Master Repurchase Agreement, dated October 30, 2024, among JPMorgan Chase Bank, National Association, as administrative agent and a buyer; loanDepot JPM Warehouse Facility, LLC, as seller; loanDepot JPM Warehouse Trust, as asset subsidiary; and loanDepot.com, LLC, as guarantor and servicer (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 4, 2024).

10.27.1
Guaranty, dated October 30, 2024, made by loanDepot.com, LLC, in favor of JPMorgan Chase Bank, National Association (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 4, 2024).

10.28#
Master Repurchase Agreement, dated November 14, 2024, among Atlas Securitized Products, L.P., as administrative agent and a buyer; Atlas Securitized Products Funding 2, L.P., as a buyer; other buyers party thereto; and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 19, 2024).

10.28.1#*	Amendment No. 1 to Master Repurchase Agreement, dated as of December 20, 2024, among Atlas Securitized Products, L.P., Atlas Securitized Products Funding 2, L.P., and loanDepot.com, LLC.
10.29#
Master Repurchase Agreement, dated November 14, 2024, among Atlas Securitized Products, L.P., as administrative agent and a buyer; AGF WHCO 1-A3 LP, as a buyer; other buyers party thereto; and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 19, 2024).

10.30#
Credit and Security Agreement, dated January 29, 2025, among Atlas Securitized Products, L.P., as administrative agent; Atlas Securitized Products Funding 1, L.P., as lender , and loanDepot.com, LLC, as borrower (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 3, 2025).

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of loanDepot, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	loanDepot, Inc. Compensation Recoupment (Clawback) Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 15, 2024)
101.0	XBRL Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith
#     Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
+     Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 13, 2025.

LOANDEPOT, INC.

By:	/s/ Frank Martell
Name:	Frank Martell
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of March 13, 2025.

Signature	Title

/s/ Frank Martell	Chief Executive Officer and Director
Frank Martell	(Principal Executive Officer)

/s/David Hayes	Chief Financial Officer
David Hayes	(Principal Financial Officer)

/s/ /Darren Graeler	Chief Accounting Officer
Darren Graeler	(Principal Accounting Officer)

/s/ Anthony Hsieh	Director
Anthony Hsieh

/s/ Dawn Lepore	Director
Dawn Lepore

/s/ Brian P. Golson	Director
Brian P. Golson

/s/ Andrew C. Dodson	Director
Andrew C. Dodson

/s/ Pamela Hughes Patenaude	Director
Pamela Hughes Patenaude

/s/ John Lee	Director
John Lee

/s/ Steve Ozonian	Director
Steve Ozonian