Form 10-Q
period 2025-03-31
loanDepot, Inc.
filed 2025-05-08
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, 111,009,806 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 121,874,057 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

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

Important factors that could cause actual results to differ materially from our expectations are included in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report as well as Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$371,480	$421,576
Restricted cash	74,247	105,645
Loans held for sale, at fair value (includes $304,027 and $293,165 pledged to creditors in securitization trusts at March 31, 2025 and December 31, 2024, respectively)	2,765,417	2,603,735
Loans held for investment, at fair value (pledged to creditors in a securitization trust)	114,447	116,627
Derivative assets, at fair value	49,762	44,389
Servicing rights, at fair value (includes $627,527 and $625,699 pledged to creditors in securitization trusts at March 31, 2025 and December 31, 2024, respectively)	1,621,494	1,633,661
Trading securities, at fair value	87,355	87,466
Property and equipment, net	60,192	61,079
Operating lease right-of-use assets	22,682	20,432
Loans eligible for repurchase	1,022,924	995,398
Investments in joint ventures	18,214	18,113
Other assets	208,500	235,907
Total assets	$6,416,714	$6,344,028
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,490,447	$2,377,127
Accounts payable, accrued expenses and other liabilities	368,276	379,439
Derivative liabilities, at fair value	13,453	25,060
Liability for loans eligible for repurchase	1,022,924	995,398
Operating lease liability	34,821	33,190
Debt obligations, net	2,017,495	2,027,203
Total liabilities	5,947,416	5,837,417
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 110,239,920 and 104,363,823 issued at March 31, 2025 and December 31, 2024, respectively	$110	$104
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at March 31, 2025 and December 31, 2024, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 126,392,121 and 131,432,929 issued at March 31, 2025 and December 31, 2024, respectively	126	131
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at March 31, 2025 and December 31, 2024, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at March 31, 2025 and December 31, 2024, respectively	—	—
Treasury stock at cost, 5,468,337 and 5,270,250 shares at March 31, 2025 and December 31, 2024, respectively	(20,975)	(20,340)
Additional paid-in capital	855,799	843,523
Retained deficit	(573,591)	(550,623)
Noncontrolling interest	207,732	233,719
Total equity	469,298	506,611
Total liabilities and equity	$6,416,714	$6,344,028
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Interest income	$35,070	$30,925
Interest expense	(31,762)	(31,666)
Net interest income (expense)	3,308	(741)

Gain on origination and sale of loans, net	166,376	116,060
Origination income, net	25,858	13,606
Servicing fee income	104,278	124,059
Change in fair value of servicing rights, net	(41,103)	(45,270)
Other income	14,903	15,071
Total net revenues	273,620	222,785

EXPENSES:
Personnel expense	150,161	134,318
Marketing and advertising expense	38,250	28,354
Direct origination expense	21,954	18,171
General and administrative expense	44,132	57,746
Occupancy expense	4,295	5,110
Depreciation and amortization	7,666	9,443
Servicing expense	10,000	8,261
Other interest expense	43,265	46,547
Total expenses	319,723	307,950

Loss before income taxes	(46,103)	(85,165)
Income tax benefit	(5,407)	(13,660)
Net loss	(40,696)	(71,505)
Net loss attributable to noncontrolling interests	(18,800)	(37,250)
Net loss attributable to loanDepot, Inc.	$(21,896)	$(34,255)

Earnings (loss) per share:
Basic	$(0.11)	$(0.19)
Diluted	$(0.11)	$(0.19)

Weighted average shares outstanding:
Basic	200,792,570	181,407,353
Diluted	200,792,570	324,679,090

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Shares	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2023	84,027,752	141,234,529	97,026,671	$87	$141	$97	$(16,493)	$821,055	$(451,706)	$351,303	$704,484
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	92	—	—	92
Net common stock issued under stock-based compensation plans	709,082	264,860	—	1	1	—	(423)	369	—	(370)	(422)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	4	5	9
Forfeiture of accrued distributions on unvested Class C shares	—	—	—	—	—	—	—	—	3	4	7
Stock-based compensation	—	—	—	—	—	—	—	2,729	—	2,126	4,855
Distributions for taxes on behalf of unitholders, net	—	—	—	—	—	—	—	—	(100)	(78)	(178)
Net loss	—	—	—	—	—	—	—	—	(34,255)	(37,250)	(71,505)
Balance at March 31, 2024	84,736,834	141,499,389	97,026,671	$88	$142	$97	$(16,916)	$824,245	$(486,054)	$315,740	$637,342

Balance at December 31, 2024	99,093,573	131,432,929	97,026,671	$104	$131	$97	$(20,340)	$843,523	$(550,623)	$233,719	$506,611
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	53	—	—	53
Net common stock issued under stock-based compensation plans	5,678,010	(5,040,808)	—	6	(5)	—	(635)	8,720	—	(8,721)	(635)
Stock-based compensation	—	—	—	—	—	—	—	3,503	—	2,213	5,716
Distributions for taxes on behalf of unitholders, net	—	—	—	—	—	—	—	—	(1,072)	(679)	(1,751)
Net loss	—	—	—	—	—	—	—	—	(21,896)	(18,800)	(40,696)
Balance at March 31, 2025	104,771,583	126,392,121	97,026,671	$110	$126	$97	$(20,975)	$855,799	$(573,591)	$207,732	$469,298

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,696)	$(71,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,666	9,443
Amortization of operating lease right-of-use asset	2,806	2,289
Amortization of debt discount and debt issuance costs	5,806	2,752
Gain on origination and sale of loans	(150,750)	(65,671)
Fair value change in trading securities	(1,359)	927
Provision for loss obligation on sold loans and servicing rights	351	1,713
Deferred tax benefit	(6,598)	(13,660)
Fair value change in derivative assets	5,138	41,020
Fair value change in derivative liabilities	(11,607)	(73,729)
Fair value change in loans held for sale	(34,347)	15,241
Fair value change in loans held for investment	(958)	—
Fair value change in servicing rights	59,803	7,817
Stock-based compensation expense	5,716	4,855
Originations of loans	(5,049,308)	(4,502,323)
Proceeds from sales of loans	5,255,275	4,448,838
Proceeds from principal payments	17,352	26,073
Payments to investors for loan repurchases	(257,165)	(141,396)
Premium paid on derivatives	(10,510)	(11,501)
Disbursements from joint ventures	466	3,320
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	23,029	36,974
Net cash used in operating activities	(179,890)	(278,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,796)	(4,764)
Proceeds from sale of servicing rights	5,132	56,113
Cash flows received on trading securities	1,470	430
Investments in joint ventures	(150)	—
Proceeds from principal payments on loans held for investment	3,139	—
Return of capital from joint ventures	—	245
Net cash flows provided by investing activities	2,795	52,024

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$3,648,611	$4,251,674
Repayment of borrowings on warehouse and other lines of credit	(3,535,291)	(4,129,112)
Proceeds from debt obligations	340,815	605,572
Payments on debt obligations	(349,817)	(565,321)
Payments of debt issuance costs	(6,007)	(2,819)
Treasury stock purchased to net settle and withhold taxes on vested shares	(635)	(423)
Dividends and shareholder distributions	(2,075)	(919)
Net cash provided by financing activities	95,601	158,652

Net change in cash and cash equivalents and restricted cash	(81,494)	(67,847)
Cash and cash equivalents and restricted cash at beginning of the period	527,221	745,856
Cash and cash equivalents and restricted cash at end of the period	$445,727	$678,009

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$55,559	$58,294
Income taxes	$(178)	$17

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$5,061	$288

Cash and cash equivalents and restricted cash reconciliation
Cash and cash equivalents	$371,480	$603,663
Restricted cash	74,247	74,346
Total cash and cash equivalents and restricted cash	$445,727	$678,009

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, except per share amounts, or unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

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

During the three months ended March 31, 2025, the Company recognized $0.8 million of professional expenses related to the Cybersecurity Incident. These cybersecurity related expenses are recognized in general and administrative expenses in the statements of operations. Refer to Note 15 - Commitments and Contingencies for additional information regarding the Cybersecurity Incident and related litigation. The Company maintains insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. The Company submitted claims to its insurers for reimbursement of some of the costs, expenses, and losses stemming from the Cybersecurity Incident. During the year ended December 31, 2024, the Company received $15.0 million of reimbursements from its insurers and recorded an additional insurance receivable of $20.0 million that is expected to be received in 2025. No additional reimbursements are expected at this time.

Summary of Significant Accounting Policies

Our accounting policies are described below and in Note 1- Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2024 Form 10-K.

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

loanDepot, Inc. is a holding company, its sole material asset is its equity interest in LD Holdings and as the sole managing member of LD Holdings, loanDepot, Inc. indirectly operates and controls all of LD Holdings’ business and affairs. LD Holdings is also a holding company and has no material assets other than its equity interests in its direct subsidiaries consisting of a 99.99% ownership in loanDepot.com, LLC (“LDLLC”), the majority asset of the group, and 100% equity ownership in Artemis Management LLC (“ART”), LD Settlement Services, LLC (“LDSS”), mello Holdings, LLC (“Mello”), and mello Credit Strategies LLC (“MCS”). The financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc., and the consolidated net earnings or loss are allocated to noncontrolling interest to reflect the entitlement of certain members that still hold Class A holdings units in LD Holdings (“Holdco Units”) and Class C common stock of the Company, (“Continuing LLC Members”) as of the periods presented.

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

The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 17% of total loan originations for the three months ended March 31, 2025.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 38%, 14%, and 12% of the Company’s loan sales for the three months ended March 31, 2025. No other investors accounted for more than 5% of the loan sales for the three months ended March 31, 2025.

The Company funds loans through warehouse and other lines of credit. As of March 31, 2025, 24% and 18% of the Company's warehouse lines were payable to two separate lenders.

NOTE 2 – FAIR VALUE

The Company's consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. Refer to Note 1 - Description of Business, Presentation and Summary of Significant Accounting Policies in the 2024 Form 10-K and below for information on the fair value hierarchy, valuation methodologies, and key inputs used to measure financial assets and liabilities recorded at fair value, as well as methods and assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,765,417	$—	$2,765,417
Loans held for investment	—	114,447	—	114,447
Trading securities	—	87,355	—	87,355
Derivative assets:
Interest rate lock commitments	—	—	47,268	47,268
Forward sale contracts	—	908	—	908
Interest rate swap futures	1,586	—	—	1,586
Servicing rights	—	—	1,621,494	1,621,494
Total assets at fair value	$1,586	$2,968,127	$1,668,762	$4,638,475
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,297	$1,297
Forward sale contracts	—	10,313	—	10,313
Put options on treasuries	1,843	—	—	1,843
Servicing rights	—	—	18,463	18,463
Total liabilities at fair value	$1,843	$10,313	$19,760	$31,916

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,603,735	$—	$2,603,735
Loans held for investment	—	116,627	—	116,627
Trading securities	—	87,466	—	87,466
Derivative assets:
Interest rate lock commitments	—	—	27,739	27,739
Forward sale contracts	—	16,650	—	16,650
Servicing rights	—	—	1,633,661	1,633,661
Total assets at fair value	$—	$2,824,478	$1,661,400	$4,485,878
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$2,187	$2,187
Interest rate swap futures	16,148	—	—	16,148
Forward sale contracts	—	896	—	896
Put options on treasuries	5,829	—	—	5,829
Servicing rights	—	—	18,151	18,151
Total liabilities at fair value	$21,977	$896	$20,338	$43,211

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2025
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$25,552	$1,615,510
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	121,183	52,686
Fallout	(19,844)	—
Transfers of IRLC to LHFS	(80,920)	—
Valuation changes in servicing rights, net(1)	—	(59,803)
Sales	—	(5,362)
Balance at end of period	$45,971	$1,603,031

(1)The change in unrealized gains or losses relating to servicing rights still held at March 31, 2025 amounted to a net loss of $34.9 million for the three months ended March 31, 2025.

	Three Months Ended March 31, 2024
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$47,940	$1,985,718
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	97,330	48,375
Fallout	(20,869)	—
Transfers of IRLC to LHFS	(74,238)	—
Valuation changes in servicing rights, net(1)	—	(7,816)
Sales	—	(56,113)
Balance at end of period	$50,163	$1,970,164

(1)The change in unrealized gains or losses relating to servicing rights that were still held at March 31, 2024, amounted to a net gain of $12.5 million for the three months ended March 31, 2024.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	March 31, 2025				December 31, 2024
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	0.1%	-	99.9%	74.8%	0.1%	-	99.9%	75.2%

Servicing rights
Discount rate(2)	4.1%	-	17.9%	6.5%	4.1%	-	17.5%	6.5%
Prepayment rate	5.6%	-	14.5%	8.8%	5.4%	-	16.7%	8.1%
Cost to service (per loan)	$73	-	$127	$97	$73	-	$129	$96
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a nonrecurring basis as of March 31, 2025 or December 31, 2024.

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

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$815,626	$729,828	$812,122	$779,872
Other secured financings	$95,046	$96,435	$97,767	$98,820

Fair value of the Company’s Senior Notes is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy. Fair value of the Company’s other secured financings is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of loans held for sale by product type of loan as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Conforming - fixed	$1,167,078	43%	$1,185,638	46%
Conforming - ARM	49,514	2	41,661	2
Government - fixed	984,313	36	986,799	38
Government - ARM	46,907	2	36,330	1
Other - residential mortgage loans	415,181	15	288,480	11
HELOC	60,972	2	58,849	2
Total	2,723,965	100%	2,597,757	100%
Fair value adjustment	41,452		5,978
Loans held for sale, at fair value	$2,765,417		$2,603,735

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$2,603,735	$2,132,880
Origination and purchase of loans	5,049,308	4,502,323
Sales	(5,157,212)	(4,431,543)
Repurchases	252,591	137,712
Principal payments	(17,352)	(26,073)
Fair value gain (loss)	34,347	(15,241)
Balance at end of period	$2,765,417	$2,300,058

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended March 31,
	2025	2024
Premium from loan sales	$8,208	$20,195
Servicing rights additions	52,686	48,375
Unrealized (losses) gains from derivative assets and liabilities	(18,474)	66,209
Realized gains (losses) from derivative assets and liabilities	9,174	(63,238)
Discount points, rebates and lender paid costs	80,681	60,338
Fair value gain (loss)	34,347	(15,241)
Provision for loan loss obligation for loans sold	(246)	(578)
Total gain on origination and sale of loans, net	$166,376	$116,060

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale.

	March 31, 2025			December 31, 2024
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$2,751,461	$2,708,487	$42,974	$2,582,937	$2,574,623	$8,314
90+ days delinquent(1)	13,956	15,478	(1,522)	20,798	23,134	(2,336)
Total	$2,765,417	$2,723,965	$41,452	$2,603,735	$2,597,757	$5,978
(1) 90+ days delinquent loans are on non-accrual status.

NOTE 4 – LOANS HELD FOR INVESTMENT, AT FAIR VALUE

In April 2024, the Company executed a securitization of a pool of approximately $150.0 million of fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans that was recorded as a secured borrowing in which the loans remained on the consolidated balance sheet as loans held for investment, at fair value.

A summary of the changes in the balance of loans held for investment is as follows:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$116,627	$—
Principal payments	(3,138)	—
Fair value gain	958	—
Balance at end of period	$114,447	$—

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for investment.

	March 31, 2025			December 31, 2024
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$108,238	$131,574	$(23,336)	$111,010	$135,335	$(24,325)
90+ days delinquent(1)	6,209	8,223	(2,014)	5,617	7,600	(1,983)
Total	$114,447	$139,797	$(25,350)	$116,627	$142,935	$(26,308)
(1) 90+ days delinquent loans are on non-accrual status.

Income from loans held for investment is included in other income on the consolidated statement of operations, and includes $1.5 million of interest income and $1.0 million of fair value gain for the three months ended March 31, 2025.

NOTE 5 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	March 31, 2025	December 31, 2024
Agency	$64,795,351	$65,092,009
Government	40,523,662	39,909,978
Other	11,285,140	10,969,997
Total servicing portfolio	$116,604,153	$115,971,984

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$1,615,510	$1,985,718
Servicing rights additions	52,686	48,375
Sales proceeds, net	(5,362)	(56,113)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(23,689)	28,244
Due to collection/realization of cash flows	(36,176)	(35,999)
Realized gains (losses) on sales of servicing rights(1)	62	(61)
Total changes in fair value	(59,803)	(7,816)
Balance at end of period(2)	$1,603,031	$1,970,164
(1)    Includes realized MSR sale gain and broker fees.
(2)    Servicing assets of $1.6 billion and $2.0 billion, respectively, for the three months ended March 31, 2025 and 2024, are presented net of servicing liabilities of $18.5 million and $15.8 million, respectively.

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Contractual servicing fees	$81,969	$95,735
Late, ancillary and other fees	22,309	28,324
Servicing fee income	$104,278	$124,059

The following is a summary of the components of change in fair value of servicing rights, net of hedge as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Changes in fair value:
Due to collection/realization of cash flows	$(36,176)	$(35,999)

Due to changes in valuation inputs or assumptions	(23,689)	28,244
Realized gain on sale of servicing rights	62	44
Net gain (loss) from derivatives hedging servicing rights	18,804	(36,319)
Valuation changes in servicing rights, net of hedging gains and losses	(4,823)	(8,031)
Other realized losses on sales of servicing rights (1)	(104)	(1,240)
Changes in fair value of servicing rights, net	$(41,103)	$(45,270)
(1)Includes the (provision) recovery for estimated losses and broker fees on MSR sales.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	March 31, 2025	December 31, 2024
Fair Value of Servicing Rights, net	$1,603,031	$1,615,510
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(61,978)	(62,832)
Increase 2%	(120,196)	(122,064)
Cost of Servicing:
Increase 10%	(17,685)	(17,403)
Increase 20%	(35,430)	(34,857)
Prepayment Speed:
Increase 10%	(19,417)	(16,609)
Increase 20%	(37,931)	(32,518)

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments utilized by the Company primarily include interest rate lock commitments, forward sale contracts, mortgage-backed securities (“MBS”) put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1- Description of Business and Summary of Significant Accounting Policies and Note 2- Fair Value for further details on derivatives in the 2024 Form 10-K.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
March 31, 2025:
Interest rate lock commitments	$2,114,076	Derivative asset, at fair value	$47,268	$—
Interest rate lock commitments	381,657	Derivative liabilities, at fair value	—	1,297

Forward sale contracts	245,116	Derivative asset, at fair value	908	—
Forward sale contracts	2,317,955	Derivative liabilities, at fair value	—	10,313

Put options on treasuries	6,450	Derivative asset, at fair value	—	—
Put options on treasuries	—	Derivative liabilities, at fair value	—	1,843

Interest rate swap futures	3,183	Derivative asset, at fair value	1,586	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$49,762	$13,453

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2024:
Interest rate lock commitments	$1,424,965	Derivative asset, at fair value	$27,739	$—
Interest rate lock commitments	370,092	Derivative liabilities, at fair value	—	2,187

Forward sale contracts	2,070,542	Derivative asset, at fair value	16,650	—
Forward sale contracts	29,567	Derivative liabilities, at fair value	—	896

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	2,878	Derivative liabilities, at fair value	—	5,829

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	2,075	Derivative liabilities, at fair value	—	16,148
		Total derivative financial instruments	$44,389	$25,060

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended March 31,
Derivative instrument	Statements of Operations Location	2025	2024
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$20,419	$2,223
Forward sale contracts	Gain on origination and sale of loans, net	(26,830)	3,461
Interest rate swap futures	Gain on origination and sale of loans, net	(7,404)	(2,719)
Put options	Gain on origination and sale of loans, net	4,515	6
Forward sale contracts	Change in fair value of servicing rights, net	4,704	(6,555)
Interest rate swap futures	Change in fair value of servicing rights, net	12,635	(22,616)
Put options	Change in fair value of servicing rights, net	1,465	(7,148)
Total realized and unrealized gains (losses) on derivative financial instruments		$9,504	$(33,348)

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of March 31, 2025, and December 31, 2024, respectively. Refer to Note 9 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	March 31, 2025
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$3,158	$(2,250)	$908	$—	$—	$908
Interest rate swap futures	1,586	—	1,586	—	—	1,586
Total Assets	$4,744	$(2,250)	$2,494	$—	$—	$2,494

Liabilities:
Forward sale contracts	$12,563	$(2,250)	$10,313	$—	$(6,905)	$3,408
Put options on treasuries	1,843	—	1,843	—	(1,843)	—
Warehouse and other lines of credit	2,490,447	—	2,490,447	(2,490,447)	—	—
Secured debt obligations (1)	1,215,227	—	1,215,227	(1,215,227)	—	—
Total liabilities	$3,720,080	$(2,250)	$3,717,830	$(3,705,674)	$(8,748)	$3,408
(1)Secured debt obligations as of March 31, 2025 included secured credit facilities, Term Notes, and other secured financings.

	December 31, 2024
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$30,547	$(13,897)	$16,650	$—	$(10,179)	$6,471
Total assets	$30,547	$(13,897)	$16,650	$—	$(10,179)	$6,471

Liabilities:
Forward sale contracts	$14,793	$(13,897)	$896	$—	$(802)	$94
Put options on treasuries	5,829	—	5,829	—	(5,829)	—
Interest rate swap futures	16,148	—	16,148	—	(16,148)	—
Warehouse and other lines of credit	2,377,127	—	2,377,127	(2,377,127)	—	—
Secured debt obligations (1)	1,216,454	—	1,216,454	(1,216,454)	—	—
Total liabilities	$3,630,351	$(13,897)	$3,616,454	$(3,593,581)	$(22,779)	$94
(1)Secured debt obligations as of December 31, 2024 included secured credit facilities and Term Notes.

NOTE 8 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the three months ended March 31, 2025, and year ended December 31, 2024.

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

Retained interests

In April 2024, the Company completed a transfer and securitization of a pool of performing, re-performing and non-performing residential mortgage loans. Pursuant to the credit risk retention requirements, mello Credit Strategies LLC, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing this securitization transaction. On the closing date, MCS and its wholly owned subsidiary retained a horizontal residual interest in the MMCA 2024-SD1 securitization comprised of the Class B notes and Trust Certificate. The Company determined that MCS is considered to be the primary beneficiary of the VIE as it retains all the risk and reward from the residual interest, and, therefore, the securitization trust is required to be consolidated. As of March 31, 2025, the remaining principal balance of loans transferred to the securitization trust was $139.8 million of which $8.2 million was 90 days or more past due.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s securitization and SPE VIEs.

	March 31, 2025	December 31, 2024
Assets
Loans held for sale, at fair value	$304,027	$293,165
Loans held for investment, at fair value	114,447	116,627
Restricted cash	3,894	10,794
Servicing rights, at fair value	627,527	625,699
Other assets	79,657	76,471
Total	$1,129,552	$1,122,756

Liabilities
Warehouse and other lines of credit	$300,000	$300,000
Debt obligations, net:
MSR facilities	198,863	193,800
Servicing advance facilities	57,136	72,530
Term Notes	200,000	200,000
Other secured financings	95,046	97,767
Total	$851,045	$864,097

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	March 31, 2025
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$87,355	$—	$87,355	$2,049,124
Investments in joint ventures	18,214	—	18,214	13,448
Total	$105,569	$—	$105,569

	December 31, 2024
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$87,466	$—	$87,466	$2,078,478
Investments in joint ventures	18,113	—	18,113	15,880
Total	$105,579	$—	$105,579

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of March 31, 2025, the remaining principal balance of loans transferred to these securitization trusts was $2.0 billion of which $4.9 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $1.0 million for the three months ended March 31, 2025 and $2.3 million for the three months ended March 31, 2024, and is included in other income in the consolidated statements of operations.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At March 31, 2025, the Company was a party to nine revolving lines of credit with lenders providing $3.7 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at a derivative of the secured overnight financing rate (“SOFR”), plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of March 31, 2025, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.50% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines have maturities staggered from September 2025 through September 2026. As of March 31, 2025, there was one securitization facility with an original two year term scheduled to expire in 2026. All other warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of March 31, 2025 and December 31, 2024, the Company had posted a total of $8.7 million and $15.6 million, respectively, of restricted cash as collateral with our warehouse lenders and securitization facilities of which $4.8 million were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of March 31, 2025, the Company was in compliance with all covenants under the warehouse lines.

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

The following table presents information on warehouse and securitization facilities and the outstanding balance as of March 31, 2025 and December 31, 2024:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	March 31, 2025	December 31, 2024
Facility 1(1)	$400,000	$600,000	$1,000,000	9/23/2025	$596,587	$504,332
Facility 2(1)	1,000	299,000	300,000	9/22/2025	276,618	201,735
Facility 3(3)	—	225,000	225,000	4/15/2025	166,107	136,222
Facility 4	—	175,000	175,000	10/29/2025	140,913	91,160
Facility 5(1)	—	200,000	200,000	N/A	—	332
Facility 6	—	300,000	300,000	9/19/2025	246,798	276,799
Facility 7(2)	300,000	—	300,000	9/25/2026	300,000	300,000
Facility 8	250,000	350,000	600,000	11/13/2025	455,973	400,703
Facility 9(1)	—	600,000	600,000	10/30/2025	307,451	465,844
Total	$951,000	$2,749,000	$3,700,000		$2,490,447	$2,377,127
(1)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.
(3)In April 2025, the maturity date was extended to April 2026.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended March 31,
	2025	2024
Maximum outstanding balance during the period	$2,490,447	$2,070,875
Average balance outstanding during the period	1,839,404	1,625,164
Collateral pledged (loans held for sale)	2,709,524	2,181,270
Weighted average interest rate during the period	6.40%	7.24%

NOTE 10 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$768,503	$762,319
Securities financing facilities	81,184	82,465
Servicing advance facilities	57,136	72,530
Total secured credit facilities	906,823	917,314
Term Notes	200,000	200,000
Other secured financings	95,046	97,767
Total secured debt obligations, net	1,201,869	1,215,081

Other debt obligations, net:
Senior Notes	815,626	812,122
Total debt obligations, net	$2,017,495	$2,027,203

Certain of the Company’s secured debt obligations require us to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company was in compliance with all such financial covenants as of March 31, 2025.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In August 2017, the Company established the GMSR Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable or term funding notes. Both are secured by participation certificates representing beneficial interests in Ginnie Mae mortgage servicing rights held by the GMSR Trust with a fair value of $627.5 million as of March 31, 2025. As of March 31, 2025 there were $200 million in Term Notes outstanding. In January 2024, the Company secured a new facility to issue variable funding notes that accrue interest at SOFR plus a margin per annum, providing $250.0 million in borrowing capacity and extending their maturity to July 2026. As of March 31, 2025, the Company had $202.0 million in outstanding variable funding notes and $3.1 million in unamortized deferred financial costs.

In January 2025, the Company entered into a credit facility agreement to provide for $400.0 million in borrowing capacity to replace a previous credit facility that was originally entered into in December of 2021. This facility is secured by Freddie Mac mortgage servicing rights with a fair value of $488.6 million as of March 31, 2025. This facility bears interest at SOFR, plus a margin per annum and matures in January 2027. At March 31, 2025, there was $318.2 million outstanding on this facility and $1.9 million in unamortized deferred financing costs.

In January 2022, the Company entered into a credit facility agreement. The agreement was amended in July 2024 to provide for $450.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $416.8 million as of March 31, 2025. The facility bears interest at SOFR, plus a margin per annum and matures in January 2026. At March 31, 2025, there was $253.5 million outstanding on this facility and $0.1 million in unamortized deferred financing costs.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 50% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of March 31, 2025, the trading securities had a fair value of $87.4 million on the consolidated balance sheets and there were $81.2 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR plus a margin per annum. In September 2024, the 2020-VF1 Notes were extended to mature in September 2025 (unless earlier redeemed in accordance with their terms). At March 31, 2025, there was $20.1 million in 2020-VF1 Notes outstanding, with pledged servicing advances of $24.4 million.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum and were scheduled to mature in January 2024. In January 2024, the Company secured a new facility to issue up to $250.0 million in variable funding notes and to extend their maturity to July 2026. As of March 31, 2025, there was $37.0 million outstanding on the variable funding notes, with pledged servicing advances of $55.3 million.

Term Notes

In October 2018, the Company, through the GMSR Trust issued the Series 2018-GT1 Term Notes (“Term Notes”). In September 2023, the Term Notes were extended to mature in October 2025 and accrue interest at SOFR plus a margin per annum. At March 31, 2025, there were $200.0 million in Term Notes outstanding and no unamortized deferred financing costs.

Other Secured Financings

In April 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans, whereby the loans were transferred to statutory trust MMCA 2024-SD1. The Company evaluated the sale of loans according to ASC 860 - Transfers and Servicing and determined that the transaction does not qualify for sale treatment. As a result, the securitization was recorded as a secured borrowing in which the loans remain on the consolidated balance sheet as loans held for investment, at fair value and the securitization debt is also recognized on the consolidated balance sheet in debt obligations, net. The secured financing is collateralized by and indexed to the pool of residential mortgage loans held by a VIE. As of March 31, 2025, there was $95.0 million outstanding in other secured financings, net of $7.1 million in debt discount and $1.1 million in unamortized deferred financing costs.

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

The Company evaluated the debt exchange under the guidance in ASC 470-50 Debt - Modifications and Extinguishments. As the present value of the cash flows under the 2027 Senior Notes differed by more than 10% from the present value of the remaining cash flows under the terms of the 2025 Senior Notes, it was determined that the debt was substantially different, and therefore, the transaction was accounted for as a debt extinguishment. As of March 31, 2025, there were $19.8 million in 2025 Senior Notes outstanding and $46 thousand in unamortized deferred financing costs. As of March 31, 2025. there were $340.6 million in 2027 Senior Notes outstanding, $35.9 million of unamortized debt discount and $5.1 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes and 2027 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the 2028 Senior Notes at various redemption prices. As of March 31, 2025, there were $499.4 million in 2028 Senior Notes outstanding and $3.2 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.90% - 4.25%.

NOTE 11 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $207.7 million and $233.7 million as of March 31, 2025 and December 31, 2024, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	201,798,254	61.49%	196,120,244	59.87%
Continuing LLC Members	126,392,121	38.51%	131,432,929	40.13%
Total	328,190,375	100.00%	327,553,173	100.00%

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

There was no Class B common stock outstanding during the three months ended March 31, 2025 and 2024. The following table sets forth the calculation of basic and diluted loss per share for Class A common stock and Class D common stock:

	Three Months Ended
	March 31, 2025
	Class A	Class D	Total
Net loss allocated to common stockholders	$(11,316)	$(10,580)	$(21,896)
Weighted average shares - basic	103,765,899	97,026,671	200,792,570
Earnings (loss) per share - basic	$(0.11)	$(0.11)	$(0.11)

Weighted average shares - diluted	103,765,899	97,026,671	200,792,570
Earnings (loss) per share - diluted	$(0.11)	$(0.11)	$(0.11)

	Three Months Ended
	March 31, 2024
	Class A	Class D	Total
Net loss allocated to common stockholders	$(15,934)	$(18,321)	$(34,255)
Weighted average shares - basic	84,380,682	97,026,671	181,407,353
Loss per share - basic	$(0.19)	$(0.19)	$(0.19)

Diluted loss per share:
Net loss allocated to common shareholders - diluted	$(43,283)	$(18,447)	$(61,730)
Weighted average shares - diluted	227,652,419	97,026,671	324,679,090
Loss per share - diluted	$(0.19)	$(0.19)	$(0.19)

The potential dilutive effect of the exchange of Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange of Class C common stock for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of 26.1% and 26.2% for the three months ended March 31, 2025 and 2024, respectively. The potential dilutive effect of stock options, restricted stock units, and ESPP shares is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive and excluded from the computation of diluted earnings (loss) per share for the presented periods.

	Three Months Ended
	March 31, 2025	March 31, 2024
Class C common stock	127,290,603	—
Stock options, restricted stock units, ESPP shares(1)	9,318,547	14,906,683
Total	136,609,150	14,906,683
(1)Stock options, restricted stock units, and ESPP shares are weighted for the portion of the period for which they were outstanding.

NOTE 13 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure.

As of March 31, 2025 and December 31, 2024, the Company had a deferred tax asset before any valuation allowance of $82.3 million and $67.9 million, respectively, and a deferred tax liability of $92.2 million and $90.6 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of March 31, 2025 and December 31, 2024 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at March 31, 2025 and December 31, 2024 using the combined federal and state rate (less federal benefit) of 26.1% and 25.8%, respectively. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2025, the Company had a valuation allowance of $2.6 million on the deferred tax assets of American Coast Title Company and tax credits that have limited carryforward periods and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for remaining deferred tax assets as the Company believes it is more likely than not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $86.5 million and $80.2 million as of March 31, 2025 and December 31, 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA. The liabilities under the TRA are to compensate the original owners for 85% of the value for the tax savings associated with the amortization of the tax basis step-up. Refer to Note 15 - Commitments and Contingencies, for further information on the TRA liability.

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

Fees earned and costs incurred from joint ventures were as follows:

	Three Months Ended March 31,
	2025	2024
Loan processing and administrative services fee income	$3,569	$5,164
Loan origination broker fees expense	17,311	27,772

Net amounts payable to or receivable from joint ventures were as follows:

	March 31, 2025	December 31, 2024
Amounts payable to joint ventures	$4,421	$6,021

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the three months ended March 31, 2025 or March 31, 2024.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $36.8 million and $17.5 million at March 31, 2025 and December 31, 2024, respectively.

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

Cybersecurity Incident Class Action Litigation

The Company has been named as a defendant in 23 putative class action cases alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The cases have been consolidated into a single action, In re loanDepot Data Breach Litigation, pending in the Central District of California. On January 13, 2025, the court granted preliminary approval of a settlement agreement between the parties. A hearing regarding final approval of the settlement is scheduled for August 18, 2025. Regulatory inquiries and requests for information related to the Cyber Incident are ongoing. The Company does not believe that the amount of loss in excess of the amounts accrued is reasonably estimable in this matter at this time.

Employment Litigation

On September 21, 2021, a former senior operations officer filed a complaint, as subsequently amended, with the Superior Court of the State of California, County of Orange. The complaint originally named the Company and two former executive officers as defendants, and alleged loan origination noncompliance and various employment-related claims, including hostile work environment and gender discrimination. The claims against the two former executive officers were dismissed by the court in 2021. Plaintiff's claims regarding improper origination of loan documents, gender discrimination and several other ancillary employment claims were dismissed as a result of several pre-trial motions filed on behalf of the Company. On February 7, 2025, a unanimous jury returned a verdict in favor of loanDepot regarding the remaining claims in the litigation. Plaintiff filed a notice of appeal of the jury verdict on April 15, 2025. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

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

Telephone Consumer Protection Act Class Action

In June 2022, a putative class action lawsuit was filed against the Company, captioned Jeffrey Kearns v. loanDepot.com, LLC (“Kearns”), in the United States District Court for the Central District of California. The Second Amended Complaint (“SAC”) asserts claims under the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”), alleging the Company sent prerecorded voice calls to cellular telephones without express written consent. The SAC seeks actual and statutory damages under the TCPA, injunctive relief, and attorneys’ fees and costs. On January 26, 2024, plaintiff filed his motion for class certification. The motion has been fully briefed and was set for hearing on June 21, 2024, however, the Court took the hearing off the calendar and advised that it would make its ruling on the briefs. The Company believes it has substantial defenses to this lawsuit and it continues to vigorously defend against it. On May 5, 2025, the Court granted preliminary approval of the settlement. The hearing on final settlement is scheduled for September 26, 2025. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of March 31, 2025 and December 31, 2024 approximated $2.5 billion and $1.8 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6 - Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$18,417	$31,980
Provision for loan loss obligations	248	578
Charge-offs	(1,922)	(3,222)
Balance at end of period	$16,743	$29,336

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $0.3 million and $2.9 million as of March 31, 2025 and December 31, 2024, respectively.

TRA Liability

The Company recognized a TRA liability of $86.5 million and $80.2 million as of March 31, 2025 and December 31, 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc. Refer to Note 14 - Related Party Transactions for further detail on the payments.

NOTE 16 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $334.7 million as of March 31, 2025. As of March 31, 2025, the Company was in compliance with its regulatory capital and liquidity requirements.

NOTE 17 - SEGMENT REPORTING

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

As the Company operates as one operating segment, financial data provided in the consolidated financial statements, including total net revenues of $273.6 million, consolidated net loss of $40.7 million, and total assets of $6.4 billion, represent the performance of our single reportable segment. The consolidated statements of operations reflect the same level of significant expense categories regularly provided to the CODM for decision-making purposes. General and administrative expense reported in the consolidated statements of operations includes office and equipment expense, professional fees such as legal, compliance, consulting, and expenses for audit and tax services, data processing, telecommunications, travel and entertainment and other general expenses.

For the three months ended March 31, 2025, there was no change in segmentation or measurement methods for segment reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part I. Item 1 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part I, Item 1A "Risk Factors" and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K and elsewhere in our filings with the SEC. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
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

Beginning in early 2022, long-term interest rates began a period of sustained increases. Although the Federal Reserve lowered interest rates by 100 basis points in late 2024, long-term interest rates, which fixed rate mortgages are linked with, have not materially decreased. In addition, continued uncertainty surrounding the impact of recent and potential governmental actions, such as tariffs, trade regulations, reductions of governmental employees and governmental spending, tax reform, and actions taken to address the debt ceiling, may cause long-term interest rates and mortgage rates to remain elevated, adversely impacting consumer sentiment and spending, which may lead to reduced demand for real estate, or have other negative impacts on the mortgage and real estate markets. The sustained increase in mortgage interest rates adversely impacted mortgage loan origination volumes, reducing demand for refinance mortgages and impacting affordability and qualification for homebuyers as well as due to a large number of existing homeowners benefiting from low-interest rates, adversely impacting purchase transaction supply.
Vision 2025, launched in July of 2022, was a critical factor in our successful navigation of unprecedented and challenging market conditions over the past three years. During the third quarter of 2024, we achieved profitability and successfully completed our Vision 2025 strategic plan. The subsequent launch of Project North Star builds on the strategic pillars of Vision 2025 by focusing on our goal of becoming the lifetime lending partner of choice for homeowners, growing our mortgage reach and capabilities, growing our servicing portfolio over the long-term, and investing in low touch, data-driven mortgage processing workflow to drive operating leverage During 2025, we anticipate continued market challenges, but we believe that the implementation of Project North Star will allow us to capture the benefit of higher market volumes while we continue to capitalize on our ongoing investments in operational efficiency to achieve sustainable profitability in a wide variety of operating environments.

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

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
IRLCs	$7,637,987	$6,802,330
IRLCs (units)	28,784	22,086
Pull-through weighted lock volume	$5,418,685	$4,731,836
Pull-through weighted gain on sale margin	3.55%	2.74%
Loan originations by purpose:
Purchase	$3,063,914	$3,296,273
Refinance	2,110,014	1,262,078
Total loan originations	$5,173,928	$4,558,351
Gain on sale margin	3.72%	2.84%
Loan originations (units)	19,936	15,618
Licensed loan officers	1,641	1,550
Loans sold:
Servicing retained	$3,453,710	$2,986,541
Servicing released	1,713,963	1,452,812
Total loans sold(1)	$5,167,673	$4,439,353
Loans sold (units)	19,904	14,985
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$116,604,153	$142,337,251
Total servicing portfolio (units)	424,719	491,871
60+ days delinquent ($)(2)	$1,789,276	$1,445,489
60+ days delinquent (%)	1.53%	1.02%
Servicing rights at fair value, net(3)	$1,603,031	$1,970,164
Weighted average servicing fee (4)	0.30%	0.29%
Multiple(4) (5)	4.9	5.0
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

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table sets forth our consolidated financial statement data for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

	Three Months Ended March 31,		Change $	Change %
(Dollars in thousands)	2025	2024
	(Unaudited)
REVENUES:
Net interest income (expense)	$3,308	$(741)	$4,049	546.4%
Gain on origination and sale of loans, net	166,376	116,060	50,316	43.4
Origination income, net	25,858	13,606	12,252	90.0
Servicing fee income	104,278	124,059	(19,781)	(15.9)
Change in fair value of servicing rights, net	(41,103)	(45,270)	4,167	9.2
Other income	14,903	15,071	(168)	(1.1)
Total net revenues	273,620	222,785	50,835	22.8
EXPENSES:
Personnel expense	150,161	134,318	15,843	11.8
Marketing and advertising expense	38,250	28,354	9,896	34.9
Direct origination expense	21,954	18,171	3,783	20.8
General and administrative expense	44,132	57,746	(13,614)	(23.6)
Occupancy expense	4,295	5,110	(815)	(15.9)
Depreciation and amortization	7,666	9,443	(1,777)	(18.8)
Servicing expense	10,000	8,261	1,739	21.1
Other interest expense	43,265	46,547	(3,282)	(7.1)
Total expenses	319,723	307,950	11,773	3.8

Loss before income taxes	(46,103)	(85,165)	39,062	45.9
Income tax benefit	(5,407)	(13,660)	8,253	60.4
Net loss	(40,696)	(71,505)	30,809	43.1
Net loss attributable to noncontrolling interests	(18,800)	(37,250)	18,450	49.5
Net loss attributable to loanDepot, Inc.	$(21,896)	$(34,255)	$12,359	36.1%
The decrease in net loss of $30.8 million was primarily due to a $50.8 million increase in total net revenues, offset by a $11.8 million increase in total expenses. The increase in total revenues was primarily due to an increase in gain on origination and sale of loans, net from increased volume and higher gain on sale margins and an increase in origination fee income. The increase in total expenses was driven by an increase in personnel expense as headcount increased, an increase in commission expense, an increase in marketing and advertising expense and an increase in direct origination expense consistent with the increase in funded volume of loans, offset by a decrease in general and administrative expense primarily as the result of expenses related to the Cybersecurity Incident in 2024.
Revenues
Net Interest Income. Net interest income primarily represents income earned on LHFS offset by interest expenses on amounts borrowed under warehouse and other lines of credit to finance these loans until sold. Our LHFS are generally tied to longer-term interest rates while our warehouse lines of credit are tied to short-term interest rates. Therefore, our net interest income is impacted by the term structure of market interest rates. The increase in net interest income was due to a $230.8 million increase in the average balance of LHFS and a higher yield on LHFS, in addition to a decrease in cost of funds on warehouse lines, offset by a $214.2 million increase in average balance of warehouse lines.
Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended March 31,		Change $	Change %
(Dollars in thousands)	2025	2024
Premium from loan sales	$8,208	$20,195	$(11,987)	(59.4)%
Fair value of servicing rights additions	52,686	48,375	4,311	8.9
Fair value gains (losses) on IRLC and LHFS	54,766	(13,018)	67,784	520.7
Fair value (losses) gains from Hedging Instruments	(29,719)	748	(30,467)	(4,073.1)
Discount points, rebates and lender paid costs	80,681	60,338	20,343	33.7
Provision loan loss obligation for loans sold	(246)	(578)	332	57.4
Total gain on origination and sale of loans, net	$166,376	$116,060	$50,316	43.4%

The $50.3 million or 43.4% increase in gain on origination and sale of loans, net was primarily driven by higher gain on sale margin and increased volumes.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $12.3 million, or 90.0%, increase in origination income, net, was the result of a 13.5% increase in loan origination volumes and a 44.4% decrease in lender credits as a result of seasonal declines in JV origination volumes.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The decrease of $19.8 million or 15.9% reflects a decrease in servicing fee collections due to a decrease of $27.4 billion in the average UPB of our servicing portfolio as the result of bulk sales completed in the first and second quarter of 2024.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The increase of $4.2 million or 9.2% reflects an increased gain of $3.2 million in fair value, net of hedge and a $1.0 million decrease in the provision for losses related to bulk sales in the prior year.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The $15.8 million or 11.8% increase in personnel expense was attributable to a $10.3 million increase in salaries and benefits related to increased headcount and severance expenses, and a $5.5 million volume-related increase in commissions. As of March 31, 2025, we had 4,547 employees compared to 4,188 employees as of March 31, 2024.
Marketing and Advertising Expense. The $9.9 million or 34.9% increase in marketing expense is primarily related to an increase in aggregate lead generation as part of our marketing strategy to cultivate online leads for increased purchase and cash-out refinance volume.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $3.8 million or 20.8% increase in direct origination expense was the result of an increase in loan originations and an industry-wide increase in pricing for credit reporting fees.

General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $13.6 million or 23.6% decrease in general and administrative expense included an $8.3 million decrease in costs related to the Cybersecurity Incident in the prior year, a $2.7 million reduction in loss contingency expense, and a $1.5 million decrease in office and equipment expenses related to software subscriptions.
Other Interest Expense. The $3.3 million or 7.1% decrease in other interest expense is due to a $7.2 million decrease related to lower average balances of secured credit facilities, offset by a $2.5 million increase related to higher interest rates on outstanding Senior Notes after the debt exchange and $2.0 million related to other secured financings as a result of the loan securitization completed in the second quarter of 2024.

Balance Sheet Highlights
March 31, 2025 Compared to December 31, 2024
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$371,480	$421,576	$(50,096)	(11.9)%
Restricted cash	74,247	105,645	(31,398)	(29.7)
Loans held for sale, at fair value	2,765,417	2,603,735	161,682	6.2
Loans held for investment, at fair value	114,447	116,627	(2,180)	(1.9)
Derivative assets, at fair value	49,762	44,389	5,373	12.1
Servicing rights, at fair value	1,621,494	1,633,661	(12,167)	(0.7)
Trading securities, at fair value	87,355	87,466	(111)	(0.1)
Property and equipment, net	60,192	61,079	(887)	(1.5)
Operating lease right-of-use assets	22,682	20,432	2,250	11.0
Loans eligible for repurchase	1,022,924	995,398	27,526	2.8
Investments in joint ventures	18,214	18,113	101	0.6
Other assets	208,500	235,907	(27,407)	(11.6)
Total assets	$6,416,714	$6,344,028	$72,686	1.1%

LIABILITIES & EQUITY
Warehouse and other lines of credit	$2,490,447	$2,377,127	$113,320	4.8%
Accounts payable, accrued expenses and other liabilities	368,276	379,439	(11,163)	(2.9)
Derivative liabilities, at fair value	13,453	25,060	(11,607)	(46.3)
Liability for loans eligible for repurchase	1,022,924	995,398	27,526	2.8
Operating lease liability	34,821	33,190	1,631	4.9
Debt obligations, net	2,017,495	2,027,203	(9,708)	(0.5)
Total liabilities	5,947,416	5,837,417	109,999	1.9
Total equity	469,298	506,611	(37,313)	(7.4)
Total liabilities and equity	$6,416,714	$6,344,028	$72,686	1.1%

Cash and Cash Equivalents. The $50.1 million or 11.9% decrease in cash and cash equivalents relates to net losses, repurchased loans, and repayment of debt obligations, partially offset by a decrease in restricted cash and proceeds from net warehouse advances.

Restricted Cash. Restricted cash was $74.2 million as of March 31, 2025 compared to $105.6 million as of December 31, 2024 representing an decrease of $31.4 million or 29.7%. The decrease was primarily the result of decreases in cash collateral associated with derivative activities and warehouse lines.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $161.7 million or 6.2% increase reflects $5.0 billion in loan originations and $252.6 million in repurchases, partially offset by $5.2 billion in loan sales and $17.4 million in principal payments.
Loans Eligible for Repurchase. Loans eligible for repurchase were $1.02 billion as of March 31, 2025, as compared to $995.4 million as of December 31, 2024, representing an increase of $27.5 million or 2.8%. The increase between periods was due to the increase in Ginnie Mae serviced loans that were 90 days or more delinquent at March 31, 2025, and was also attributable to the increase in our Ginnie Mae servicing portfolio.
Warehouse and Other Lines of Credit. The increase of $113.3 million or 4.8% is consistent with the increase in loans held for sale, at fair value during the three months ended March 31, 2025.
Derivative Liabilities, at Fair Value. The decrease of $11.6 million or 46.3% reflects a $10.7 million decrease in Hedging Instrument liabilities from higher interest rates and a $0.9 million decrease in IRLCs.
Equity. Total equity was $469.3 million and $506.6 million as of March 31, 2025 and December 31, 2024, respectively. The decrease was primarily attributed to a net loss of $40.7 million and the repurchase of treasury shares at cost of $0.6 million to net settle and withhold tax on vested RSUs, partially offset by stock-based compensation of $5.7 million.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of March 31, 2025, unrestricted cash and cash equivalents were $371.5 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.2 billion.
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
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of March 31, 2025, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
Seller/Servicer Financial Requirements
As a seller and servicer, we are subject to minimum net worth, liquidity, and other financial requirements. In 2022, both FHFA and Ginnie Mae revised these requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. Effective from December 31, 2023, revised FHFA and Ginnie Mae seller-servicer minimum financial eligibility requirements include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024 and Ginnie Mae has implemented a risk-based capital requirement effective December 31, 2024. As of March 31, 2025, we were in compliance with these financial requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the three months ended March 31, 2025, our loans remained on warehouse lines for an average of 22 days. Our warehouse facilities are generally short-term borrowings with original maturities of one year and our securitization facility is a two year term. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 63% of the mortgage loans that we originated during the three months ended March 31, 2025 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to many private investors.
As of March 31, 2025, we maintained revolving lines of credit with nine counterparties providing warehouse and securitization facilities with borrowing capacity totaling $3.7 billion of which $1.0 billion was committed. Our $3.7 billion of capacity as of March 31, 2025 was comprised of $3.4 billion with maturities staggered throughout 2025 and a $300.0 million securitization facility that matures in September 2026. As of March 31, 2025, we had $2.5 billion of borrowings outstanding and $1.2 billion of additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 9- Warehouse and Other Lines of Credit of the Notes to Consolidated Financial Statements contained in Item 1.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut.” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of March 31, 2025, we had a total of $8.7 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $4.8 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of March 31, 2025, MSR facilities secured by Fannie Mae and Freddie Mac MSRs had an outstanding balance of $569.6 million, secured by MSRs totaling $905.4 million. As of March 31, 2025, our Ginnie Mae MSR facility had an outstanding balance of $198.9 million in variable funding notes and $200.0 million in Term Notes, secured by Ginnie Mae MSRs totaling $627.5 million.
Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of March 31, 2025 there were outstanding securities financing facilities of $81.2 million, secured by trading securities with a fair value of $87.4 million.

Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of March 31, 2025 the outstanding balance on our servicing advance facilities was $57.1 million secured by servicing advance receivables totaling $79.7 million.
Other secured financings as of March 31, 2025 consisted of securitization debt of $95.0 million, net of $7.1 million in discount and $1.1 million in deferred financing costs and related to the securitization of a pool of residential mortgage loans held by a VIE. Consolidated VIEs are further discussed in Note 8 - Variable Interest Entities of the Notes to Consolidated Financial Statements contained in Item 1.
Unsecured debt obligations as of March 31, 2025 consisted of Senior Notes totaling $815.6 million net of $8.3 million of deferred financing costs and a discount of $35.9 million. Periodically, and in accordance with applicable laws, and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. During the second quarter of 2024, we repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. Debt obligations are further discussed in Note 10- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
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

Contractual Obligations and Commitments
Our estimated contractual obligations as of March 31, 2025 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$2,490,447	$2,190,447	$300,000	$—	$—
Debt obligations (1)
Secured credit facilities	912,020	354,823	557,197	—	—
Term Notes	200,000	200,000	—	—	—
Senior Notes	859,816	19,795	304,738	535,283	—
Other secured financings(2)	103,207	—	—	—	103,207
Operating lease obligations (3)	38,855	14,842	21,778	2,235	—
Naming and promotional rights agreements	44,403	15,903	12,000	12,000	4,500
Total contractual obligations	$4,648,748	$2,795,810	$1,195,713	$549,518	$107,707

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
Off-Balance Sheet Arrangements
As of March 31, 2025, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. Our accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2024 Form 10-K. At December 31, 2024, the most critical of these significant accounting policies were policies related to the fair value of loans held for sale, servicing rights, and derivative financial instruments. As of the date of this report, there have been no significant changes to the Company's critical accounting policies or estimates.

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2025	March 31, 2024
Total net revenue	$273,620	$222,785
Valuation changes in servicing rights, net of hedging gains and losses(1)	4,823	8,031
Adjusted total revenue	$278,443	$230,816
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

Reconciliation of Net Loss to Adjusted Net Loss (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss attributable to loanDepot, Inc.	$(21,896)	$(34,255)
Net loss from the pro forma conversion of Class C common stock to Class A common stock(1)	(18,800)	(37,250)
Net loss	(40,696)	(71,505)
Adjustments to the benefit for income taxes(2)	4,901	9,774
Tax-effected net loss	(35,795)	(61,731)
Valuation changes in servicing rights, net of hedging gains and losses(3)	4,823	8,031
Stock-based compensation expense	5,716	4,855
Restructuring charges(4)	2,121	3,961
Cybersecurity incident(5)	788	14,698
Loss (gain) on disposal of fixed assets	17	(29)
Other impairment (recovery)(6)	5	(1)
Tax effect of adjustments(7)	(3,010)	(7,928)
Adjusted net loss	$(25,335)	$(38,144)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the benefit for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended
	March 31, 2025	March 31, 2024
Statutory U.S. federal income tax rate	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.07	5.24
Effective income tax rate	26.07%	26.24%

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
(4)Reflects employee severance expense and professional services associated with restructuring efforts.
(5)Represents expenses directly related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, professional fees including legal expenses, litigation settlement costs, and commission guarantees.
(6)Represents lease impairment on corporate and retail locations.
(7)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended
	March 31, 2025	March 31, 2024
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	200,792,570	324,679,090
Assumed pro forma conversion of weighted average Class C common stock to Class A common stock(1)	127,290,603	—
Adjusted diluted weighted average shares outstanding	328,083,173	324,679,090
(1)Reflects the assumed pro forma exchange and conversion of Class C common stock.

Reconciliation of Net Loss to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(40,696)	$(71,505)
Interest expense — non-funding debt(1)	43,265	46,547
Income tax benefit	(5,407)	(13,660)
Depreciation and amortization	7,666	9,443
Valuation changes in servicing rights, net of hedging gains and losses(2)	4,823	8,031
Stock-based compensation expense	5,716	4,855
Restructuring charges(3)	2,121	3,961
Cybersecurity incident(4)	788	14,698
Loss (gain) on disposal of fixed assets	17	(29)
Other impairment (recovery)(5)	5	(1)
Adjusted EBITDA	$18,298	$2,340
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
(3)Reflects employee severance expense and professional services associated with restructuring efforts.
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at March 31, 2025 was 34 days; and our average holding period of the loan from funding to sale was 35 days for the three months ended March 31, 2025.
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

Credit Risk
We are subject to credit risk in connection with our originating, financing, selling, and servicing residential mortgage loans. Credit risk refers to the ability of each individual borrower underlying our loans, mortgage servicing rights, and trading securities, to make required interest and principal payments on the scheduled due dates. If delinquencies increase, the value of our loans, mortgage servicing rights, and trading securities may decrease and the amount of servicer advances we are required to make related to our mortgage servicing rights will increase. We believe credit risk is mitigated through stringent underwriting guidelines in our loan origination process and is primarily determined by the borrowers’ credit profiles and loan characteristics. Credit risk is influenced by general economic factors including interest rates, housing prices, and unemployment rates which could impact the borrowers’ ability to make payments on their loans.
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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the three months ended March 31, 2025 and 2024, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors discussed under Part I. "Item 1A. Risk Factors" of our 2024 Form 10-K filed with the SEC on March 13, 2025.

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

On January 1, 2025, we issued to stockholders 4,142,763 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On February 3, 2025, we issued to stockholders 53,860 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On March 3, 2025, we issued to stockholders 1,053,861 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of loanDepot, Inc., dated February 11, 2021(incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 16, 2021).

3.2	Amended and Restated Bylaws of loanDepot, Inc., effective November 10, 2022 (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 13, 2025).
10.1#
Second Amendment to Credit Agreement, dated January 22, 2025, among Goldman Sachs Bank USA, loanDepot FA Agency MSR, LLC, loanDepot.com, LLC, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.23.2 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.2#
Fifth Amendment to the First Amended and Restated Master Repurchase Agreement, dated January 24, 2025, between JPMorgan Chase Bank, N.A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.20.5 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.3#
Credit and Security Agreement, dated January 29, 2025, among Atlas Securitized Products, L.P., as administrative agent; Atlas Securitized Products Funding 1, L.P., as lender, and loanDepot.com, LLC, as borrower (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 3, 2025).

10.4+
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

10.5+
Transition, Separation and Consulting Agreement and General Release of Claims between the Company and Frank Martell, dated March 5, 2025 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2025).

10.6+	Letter Agreement between the Company and Anthony Hsieh, dated March 6, 2025 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2025).
10.7#
Indenture, dated April 11, 2025, among U.S. Bank National Association, as standby servicer and securities intermediary; U.S. Bank Trust Company, National Association, as indenture trustee and note calculation agent; Mello Warehouse Securitization Trust 2025-1, as issuer; and loanDepot.com, LLC, as servicer (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 17, 2025).

10.7.1#
Master Repurchase Agreement dated April 11, 2025, between loanDepot.com, LLC and Mello Warehouse Securitization Trust 2025-1 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 17, 2025).

10.7.2
Guaranty, dated April 11, 2025, by LD Holdings Group, LLC in favor of Mello Warehouse Securitization Trust 2025-1 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 17, 2025).

10.8#
Amendment No. 5 to the Amended and Restated Master Repurchase Agreement, dated April 15, 2025, between UBS AG, by and through its branch office as 1285 Avenue of Americas, New York, New York and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2025).

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
*    Filed herewith
**    Furnished herewith
#    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOANDEPOT, INC.

Dated: May 8, 2025	By:	/s/ Frank Martell
	Name:	Frank Martell
	Title:	President and Chief Executive Officer

Dated: May 8, 2025	By:	/s/ David Hayes
	Name:	David Hayes
	Title:	Chief Financial Officer