Form 10-Q
period 2025-06-30
loanDepot, Inc.
filed 2025-08-08
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2025, 112,351,102 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 121,548,168 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may contain the words “believe,” “anticipate,” “expect,” “intend,” “plan,” “predict,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases or future or conditional verbs such as “will,” “may,” “might,” “should,” “would,” or “could” and the negatives of those terms. Examples of forward-looking statements include, but are not limited to: information concerning possible or assumed future results of operations, business strategies and initiatives, technology developments and investments, financing and investment plans and covenants, financial condition and liquidity, dividend policy, the impacts of recent and potential government actions, interest rate expectations and changes, market challenges, market share growth, technology-driven operational efficiencies, sustainable profitability, borrower equity creation and resulting opportunities, and impact of the cybersecurity incident that occurred in the first quarter of 2024.

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

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$408,623	$421,576
Restricted cash	69,478	105,645
Loans held for sale, at fair value (includes $600,223 and $293,165 pledged to creditors in securitization trusts at June 30, 2025 and December 31, 2024, respectively)	2,622,959	2,603,735
Loans held for investment, at fair value (pledged to creditors in a securitization trust)	111,591	116,627
Derivative assets, at fair value	69,841	44,389
Servicing rights, at fair value (includes $638,207 and $625,699 pledged to creditors in securitization trusts at June 30, 2025 and December 31, 2024, respectively)	1,635,991	1,633,661
Trading securities, at fair value	86,071	87,466
Property and equipment, net	60,036	61,079
Operating lease right-of-use assets	25,716	20,432
Loans eligible for repurchase	882,346	995,398
Investments in joint ventures	18,262	18,113
Other assets	217,812	235,907
Total assets	$6,208,726	$6,344,028
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,411,416	$2,377,127
Accounts payable, accrued expenses and other liabilities	358,553	379,439
Derivative liabilities, at fair value	19,100	25,060
Liability for loans eligible for repurchase	882,346	995,398
Operating lease liability	36,323	33,190
Debt obligations, net	2,061,938	2,027,203
Total liabilities	5,769,676	5,837,417
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 118,692,510 and 104,363,823 issued at June 30, 2025 and December 31, 2024, respectively	$119	$104
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at June 30, 2025 and December 31, 2024, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 121,630,108 and 131,432,929 issued at June 30, 2025 and December 31, 2024, respectively	122	131
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at June 30, 2025 and December 31, 2024, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at June 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock at cost, 6,830,586 and 5,270,250 shares at June 30, 2025 and December 31, 2024, respectively	(22,588)	(20,340)
Additional paid-in capital	881,924	843,523
Retained deficit	(587,516)	(550,623)
Noncontrolling interest	166,892	233,719
Total equity	439,050	506,611
Total liabilities and equity	$6,208,726	$6,344,028
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Interest income	$40,946	$35,052	$76,017	$65,977
Interest expense	(39,297)	(35,683)	(71,059)	(67,349)
Net interest income (expense)	1,649	(631)	4,958	(1,372)

Gain on origination and sale of loans, net	174,810	166,920	341,186	282,981
Origination income, net	34,931	19,494	60,789	33,099
Servicing fee income	108,209	125,082	212,487	249,140
Change in fair value of servicing rights, net	(52,376)	(60,787)	(93,479)	(106,056)
Other income	15,314	15,312	30,217	30,383
Total net revenues	282,537	265,390	556,158	488,175

EXPENSES:
Personnel expense	154,116	141,036	304,277	275,354
Marketing and advertising expense	37,878	31,175	76,128	59,529
Direct origination expense	20,456	21,550	42,411	39,721
General and administrative expense	39,727	73,160	83,860	130,905
Occupancy expense	4,133	5,204	8,429	10,314
Depreciation and amortization	6,379	8,955	14,045	18,398
Servicing expense	8,184	8,467	18,183	16,728
Other interest expense	43,998	53,000	87,263	99,547
Total expenses	314,871	342,547	634,596	650,496

Loss before income taxes	(32,334)	(77,157)	(78,438)	(162,321)
Income tax benefit	(7,061)	(11,304)	(12,469)	(24,964)
Net loss	(25,273)	(65,853)	(65,969)	(137,357)
Net loss attributable to noncontrolling interests	(11,885)	(33,642)	(30,686)	(70,891)
Net loss attributable to loanDepot, Inc.	$(13,388)	$(32,211)	$(35,283)	$(66,466)

Earnings (loss) per share:
Basic	$(0.06)	$(0.18)	$(0.17)	$(0.37)
Diluted	$(0.06)	$(0.18)	$(0.17)	$(0.37)

Weighted average shares outstanding:
Basic	207,948,195	182,324,046	204,370,382	181,863,195
Diluted	207,948,195	182,324,046	204,370,382	181,863,195

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Shares	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at March 31, 2024	84,736,834	141,499,389	97,026,671	$88	$142	$97	$(16,916)	$824,245	$(486,054)	$315,740	$637,342
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	2,028	—	—	2,028
Net common stock issued under stock-based compensation plans	1,245,976	40,844	—	2	—	—	(572)	1,112	—	(1,114)	(572)
Forfeiture of accrued distributions on unvested Class C common stock	—	—	—	—	—	—	—	—	3	5	8
Stock-based compensation	—	—	—	—	—	—	—	3,321	—	2,577	5,898
Distributions for taxes on behalf of unitholders, net	—	—	—	—	—	—	—	—	48	39	87
Net loss	—	—	—	—	—	—	—	—	(32,211)	(33,642)	(65,853)
Balance at June 30, 2024	85,982,810	141,540,233	97,026,671	$90	$142	$97	$(17,488)	$830,706	$(518,214)	$283,605	$578,938

Balance at March 31, 2025	104,771,583	126,392,121	97,026,671	$110	$126	$97	$(20,975)	$855,799	$(573,591)	$207,732	$469,298
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	(254)	—	—	(254)
Net common stock issued under stock-based compensation plans	7,090,341	(4,762,013)	—	9	(4)	—	(1,613)	27,812	—	(27,816)	(1,612)
Stock-based compensation	—	—	—	—	—	—	—	(1,433)	—	(823)	(2,256)
Distributions for taxes on behalf of unitholders, net	—	—	—	—	—	—	—	—	(537)	(316)	(853)
Net loss	—	—	—	—	—	—	—	—	(13,388)	(11,885)	(25,273)
Balance at June 30, 2025	111,861,924	121,630,108	97,026,671	$119	$122	$97	$(22,588)	$881,924	$(587,516)	$166,892	$439,050

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2023	84,027,752	141,234,529	97,026,671	$87	$141	$97	$(16,493)	$821,055	$(451,706)	$351,303	$704,484
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	2,120	—	—	2,120
Net common stock issued under stock-based compensation plans	1,955,058	305,704	—	3	1	—	(995)	1,481	—	(1,484)	(994)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	4	5	9
Forfeiture of accrued distributions on unvested Class C common stock	—	—	—	—	—	—	—	—	6	9	15
Stock-based compensation	—	—	—	—	—	—	—	6,050	—	4,703	10,753
Distributions for taxes on behalf of shareholders, net		—	—	—	—	—	—	—	(52)	(40)	(92)
Net loss	—		—	—	—	—	—	—	(66,466)	(70,891)	(137,357)
Balance at June 30, 2024	85,982,810	141,540,233	97,026,671	$90	$142	$97	$(17,488)	$830,706	$(518,214)	$283,605	$578,938

Balance at December 31, 2024	99,093,573	131,432,929	97,026,671	$104	$131	$97	$(20,340)	$843,523	$(550,623)	$233,719	$506,611
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	(200)	—	—	(200)
Net common stock issued under stock-based compensation plans	12,768,351	(9,802,821)	—	15	(9)	—	(2,248)	36,531	—	(36,536)	(2,247)
Stock-based compensation	—	—	—	—	—	—	—	2,070	—	1,390	3,460
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(1,610)	(995)	(2,605)
Net loss	—	—	—	—	—	—	—	—	(35,283)	(30,686)	(65,969)
Balance at June 30, 2025	111,861,924	121,630,108	97,026,671	$119	$122	$97	$(22,588)	$881,924	$(587,516)	$166,892	$439,050
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,969)	$(137,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash used in operating activities:
Depreciation and amortization expense	14,045	18,398
Amortization of operating lease right-of-use asset	5,536	5,046
Amortization of debt discount and debt issuance costs	12,104	6,124
Gain on origination and sale of loans	(333,867)	(221,912)
Fair value change in trading securities	(1,709)	587
Provision for loss obligation on sold loans and servicing rights	4,149	(3,051)
Deferred tax benefit	(22,166)	(24,964)
Fair value change in derivative assets	7,469	56,252
Fair value change in derivative liabilities	(5,959)	(67,106)
Fair value change in loans held for sale	(29,438)	4,291
Fair value change in loans held for investment	(1,076)	321
Fair value change in servicing rights	102,445	38,434
Stock-based compensation expense	3,460	10,753
Originations of loans	(11,623,880)	(10,481,454)
Proceeds from sales of loans	12,302,996	10,323,131
Proceeds from principal payments	35,356	181,587
Payments to investors for loan repurchases	(497,643)	(291,372)
Premium paid on derivatives	(32,921)	(22,457)
Loss on extinguishment of debt	—	5,680
Disbursements from joint ventures	1,791	5,992
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	13,014	36,263
Net cash used in operating activities	(112,263)	(556,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,030)	(12,191)
Proceeds from sale of servicing rights	15,480	495,312
Cash flows received on trading securities	3,104	2,837
Investments in joint ventures	(150)	—
Proceeds from principal payments on loans held for investment	6,113	1,924
Return of capital from joint ventures	—	245
Net cash flows provided by investing activities	11,517	488,127

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$10,105,668	$9,837,177
Repayment of borrowings on warehouse and other lines of credit	(10,071,379)	(9,571,106)
Proceeds from debt obligations	855,725	1,015,251
Payments on debt obligations	(821,570)	(1,314,083)
Payments of debt issuance costs	(11,412)	(10,829)
Treasury stock purchased to net settle and withhold taxes on vested shares	(2,248)	(995)
Dividends and shareholder distributions	(3,158)	(1,374)
Net cash provided by (used in) financing activities	51,626	(45,959)

Net change in cash and cash equivalents and restricted cash	(49,120)	(114,646)
Cash and cash equivalents and restricted cash at beginning of the period	527,221	745,856
Cash and cash equivalents and restricted cash at end of the period	$478,101	$631,210

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$148,688	$152,270
Income taxes	$278	$(4)

Supplemental disclosure of noncash investing and financing activities
Loans transferred from held for sale to held for investment	$—	$122,532
Operating leases right-of-use assets obtained in exchange for lease liabilities	$10,816	$1,356

Cash and cash equivalents and restricted cash reconciliation
Cash and cash equivalents	$408,623	$533,153
Restricted cash	69,478	98,057
Total cash and cash equivalents and restricted cash	$478,101	$631,210

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, except per share amounts, or unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

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

loanDepot, Inc. is a holding company, its sole material asset is its equity interest in LD Holdings, and through its ability to appoint the board of directors of LD Holdings, loanDepot, Inc. indirectly operates and controls all of LD Holdings’ business and affairs. LD Holdings is also a holding company and has no material assets other than its equity interests in its direct subsidiaries consisting of a 99.96% ownership in loanDepot.com, LLC (“LDLLC”), the majority asset of the group, and 100% equity ownership in Artemis Management LLC (“ART”), LD Settlement Services, LLC (“LDSS”), mello Holdings, LLC (“Mello”), and mello Credit Strategies LLC (“MCS”). The financial results of LD Holdings and its subsidiaries are consolidated with loanDepot, Inc., and the consolidated net earnings or loss are allocated to noncontrolling interest to reflect the entitlement of certain members that still hold Class A holdings units in LD Holdings (“Holdco Units”) and Class C common stock of the Company, (“Continuing LLC Members”) as of the periods presented.

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 16% of total loan originations for the six months ended June 30, 2025.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 36%, 14%, and 12% of the Company’s loan sales for the six months ended June 30, 2025. No other investors accounted for more than 5% of the loan sales for the six months ended June 30, 2025.

The Company funds loans through warehouse and other lines of credit. As of June 30, 2025, 18%, 13% , and 13% of the Company's warehouse lines were payable to three separate lenders.

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

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,622,959	$—	$2,622,959
Loans held for investment	—	111,591	—	111,591
Trading securities	—	86,071	—	86,071
Derivative assets:
Interest rate lock commitments	—	—	55,765	55,765
Forward sale contracts	—	937	—	937
Interest rate swap futures	12,750	—	—	12,750
Put options on treasuries - assets	389	—	—	389
Servicing rights	—	—	1,635,991	1,635,991
Total assets at fair value	$13,139	$2,821,558	$1,691,756	$4,526,453
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,400	$1,400
Forward sale contracts	—	17,700	—	17,700
Servicing rights	—	—	19,137	19,137
Total liabilities at fair value	$—	$17,700	$20,537	$38,237

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,603,735	$—	$2,603,735
Loans held for investment	—	116,627	—	116,627
Trading securities	—	87,466	—	87,466
Derivative assets:
Interest rate lock commitments	—	—	27,739	27,739
Forward sale contracts	—	16,650	—	16,650
Servicing rights	—	—	1,633,661	1,633,661
Total assets at fair value	$—	$2,824,478	$1,661,400	$4,485,878
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$2,187	$2,187
Interest rate swap futures	16,148	—	—	16,148
Forward sale contracts	—	896	—	896
Put options on treasuries	5,829	—	—	5,829
Servicing rights	—	—	18,151	18,151
Total liabilities at fair value	$21,977	$896	$20,338	$43,211

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$45,971	$1,603,031	$25,552	$1,615,510
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	126,153	66,940	247,337	119,626
Fallout	(23,226)	—	(43,070)	—
Transfers of IRLC to LHFS	(94,533)	—	(175,454)	—
Valuation changes in servicing rights, net(1)	—	(42,643)	—	(102,445)
Sales	—	(10,474)	—	(15,837)
Balance at end of period	$54,365	$1,616,854	$54,365	$1,616,854

(1)The change in unrealized gains or losses relating to servicing rights still held at June 30, 2025 amounted to a net loss of $11.6 million and a net gain of $0.3 million for the three and six months ended June 30, 2025, respectively.

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$50,163	$1,970,164	$47,940	$1,985,718
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	93,090	66,115	190,420	114,491
Fallout	(19,789)	—	(40,658)	—
Transfers of IRLC to LHFS	(73,718)	—	(147,956)	—
Valuation changes in servicing rights, net(1)	—	(30,617)	—	(38,434)
Sales	—	(439,199)	—	(495,312)
Balance at end of period	$49,746	$1,566,463	$49,746	$1,566,463

(1)The change in unrealized gains or losses relating to servicing rights that were still held at June 30, 2024, amounted to a net loss of $8.6 million and a net gain of $42.5 million for the three and six months ended June 30, 2024, respectively.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	June 30, 2025				December 31, 2024
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	3.7%	-	99.9%	77.6%	0.1%	-	99.9%	75.2%

Servicing rights
Discount rate(2)	3.6%	-	17.9%	6.5%	4.1%	-	17.5%	6.5%
Prepayment rate	5.7%	-	15.7%	9.1%	5.4%	-	16.7%	8.1%
Cost to service (per loan)	$73	-	$129	$98	$73	-	$129	$96
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a nonrecurring basis as of June 30, 2025 or December 31, 2024.

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

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$819,245	$739,724	$812,122	$779,872
Other secured financings	$92,446	$94,203	$97,767	$98,820

Fair value of the Company’s Senior Notes is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy. Fair value of the Company’s other secured financings is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of loans held for sale by product type of loan as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
Conforming - fixed	$1,048,742	40%	$1,185,638	46%
Conforming - ARM	94,902	4	41,661	2
Government - fixed	966,672	37	986,799	38
Government - ARM	40,532	2	36,330	1
Other - residential mortgage loans	355,085	14	288,480	11
HELOC	80,271	3	58,849	2
Total	2,586,204	100%	2,597,757	100%
Fair value adjustment	36,755		5,978
Loans held for sale, at fair value	$2,622,959		$2,603,735

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$2,765,417	$2,300,058	$2,603,735	$2,132,880
Origination and purchase of loans	6,574,572	5,979,131	11,623,880	10,481,454
Sales	(6,931,543)	(5,784,166)	(12,088,754)	(10,215,710)
Transfers to loans held for investment	—	(122,532)	—	(122,532)
Repurchases	237,425	150,060	490,015	287,773
Principal payments	(18,003)	(155,514)	(35,355)	(181,587)
Fair value (loss) gain	(4,909)	10,950	29,438	(4,291)
Balance at end of period	$2,622,959	$2,377,987	$2,622,959	$2,377,987

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Premium (discount) from loan sales	$9,991	$(871)	$18,198	$19,324
Servicing rights additions	66,940	66,115	119,626	114,491
Unrealized gains (losses) from derivative assets and liabilities	231	(10,024)	(18,243)	56,185
Realized gains (losses) from derivative assets and liabilities	7,069	17,341	16,243	(45,897)
Discount points, rebates and lender paid costs	99,118	73,657	179,799	133,995
Fair value (loss) gain	(4,909)	10,950	29,438	(4,291)
(Provision) recovery for loan loss obligation for loans sold	(3,630)	9,752	(3,875)	9,174
Total gain on origination and sale of loans, net	$174,810	$166,920	$341,186	$282,981

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale.

	June 30, 2025			December 31, 2024
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$2,610,827	$2,572,352	$38,475	$2,582,937	$2,574,623	$8,314
90+ days delinquent(1)	12,132	13,852	(1,720)	20,798	23,134	(2,336)
Total	$2,622,959	$2,586,204	$36,755	$2,603,735	$2,597,757	$5,978
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

A summary of the changes in the balance of loans held for investment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$114,447	$—	$116,627	$—
Loans securitized, at fair value	—	122,532	—	122,532
Repurchases	—	—	—	—
Principal payments	(2,974)	(1,924)	(6,112)	(1,924)
Fair value gain	118	(321)	1,076	(321)
Balance at end of period	$111,591	$120,287	$111,591	$120,287

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for investment.

	June 30, 2025			December 31, 2024
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$104,663	$127,657	$(22,994)	$111,010	$135,335	$(24,325)
90+ days delinquent(1)	6,928	9,166	(2,238)	5,617	7,600	(1,983)
Total	$111,591	$136,823	$(25,232)	$116,627	$142,935	$(26,308)
(1)     90+ days delinquent loans are on non-accrual status.

Income from loans held for investment is included in other income on the consolidated statement of operations, and includes $1.5 million and $3.1 million of interest income for the three and six months ended June 30, 2025, respectively, and fair value gains of $0.1 million and $1.1 million for the three and six months ended June 30, 2025, respectively.

NOTE 5 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	June 30, 2025	December 31, 2024
Agency	$64,668,051	$65,092,009
Government	41,202,961	39,909,978
Other	11,668,872	10,969,997
Total servicing portfolio	$117,539,884	$115,971,984

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$1,603,031	$1,970,164	$1,615,510	$1,985,718
Servicing rights additions	66,940	66,115	119,626	114,491
Sales proceeds, net	(10,474)	(439,199)	(15,837)	(495,312)
Changes in fair value:
Due to changes in valuation inputs or assumptions	145	15,623	(23,543)	43,867
Due to collection/realization of cash flows	(42,832)	(42,285)	(79,008)	(78,285)
Realized gains (losses) on sale of servicing rights(1)	44	(3,955)	106	(4,016)
Total changes in fair value	(42,643)	(30,617)	(102,445)	(38,434)
Balance at end of period(2)	$1,616,854	$1,566,463	$1,616,854	$1,566,463
(1)    Includes realized MSR sale gain and broker fees.
(2)    Servicing assets of $1.6 billion and $1.6 billion at June 30, 2025 and June 30, 2024, respectively, are presented net of servicing liabilities of $19.1 million and $16.7 million, respectively.

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual servicing fees	$83,816	$93,409	$165,784	$189,142
Late, ancillary and other fees	24,393	31,673	46,703	59,998
Servicing fee income	$108,209	$125,082	$212,487	$249,140

The following is a summary of the components of change in fair value of servicing rights, net of hedge as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Changes in fair value:
Due to collection/realization of cash flows	$(42,832)	$(42,285)	$(79,008)	$(78,285)

Due to changes in valuation inputs or assumptions	145	15,623	(23,543)	43,867
Realized gains (losses) on sale of servicing rights	44	(3,057)	106	(3,013)
Net (losses) gains from derivatives hedging servicing rights	(9,564)	(25,183)	9,239	(61,499)
Valuation changes in servicing rights, net of hedging gains and losses	(9,375)	(12,617)	(14,198)	(20,645)
Other realized losses on sales of servicing rights (1)	(169)	(5,885)	(273)	(7,126)
Changes in fair value of servicing rights, net	$(52,376)	$(60,787)	$(93,479)	$(106,056)
(1)Includes the (provision) recovery for estimated losses and broker fees on MSR sales.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	June 30, 2025	December 31, 2024
Fair Value of Servicing Rights, net	$1,616,854	$1,615,510
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(62,174)	(62,832)
Increase 2%	(120,764)	(122,064)
Cost of Servicing:
Increase 10%	(18,129)	(17,403)
Increase 20%	(36,309)	(34,857)
Prepayment Speed:
Increase 10%	(17,609)	(16,609)
Increase 20%	(34,386)	(32,518)

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

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
June 30, 2025:
Interest rate lock commitments	$1,951,818	Derivative asset, at fair value	$55,765	$—
Interest rate lock commitments	341,942	Derivative liabilities, at fair value	—	1,400

Forward sale contracts	198,559	Derivative asset, at fair value	937	—
Forward sale contracts	2,003,875	Derivative liabilities, at fair value	—	17,700

Put options on treasuries	4,975	Derivative asset, at fair value	389	—
Put options on treasuries	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	1,930	Derivative asset, at fair value	12,750	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$69,841	$19,100

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2024:
Interest rate lock commitments	$1,424,965	Derivative asset, at fair value	$27,739	$—
Interest rate lock commitments	370,092	Derivative liabilities, at fair value	—	2,187

Forward sale contracts	2,070,542	Derivative asset, at fair value	16,650	—
Forward sale contracts	29,567	Derivative liabilities, at fair value	—	896

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	2,878	Derivative liabilities, at fair value	—	5,829

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	2,075	Derivative liabilities, at fair value	—	16,148
		Total derivative financial instruments	$44,389	$25,060

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	Statements of Operations Location	2025	2024	2025	2024
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$8,394	$(417)	$28,813	$1,806
Forward sale contracts	Gain on origination and sale of loans, net	(1,247)	6,286	(28,078)	9,747
Interest rate swap futures	Gain on origination and sale of loans, net	(10,756)	(4,757)	(18,159)	(7,476)
Put options	Gain on origination and sale of loans, net	10,909	6,205	15,424	6,211
Forward sale contracts	Change in fair value of servicing rights, net	(396)	(8,491)	4,307	(15,046)
Interest rate swap futures	Change in fair value of servicing rights, net	(5,651)	(14,259)	6,984	(36,874)
Put options	Change in fair value of servicing rights, net	(3,517)	(2,433)	(2,052)	(9,579)
Total realized and unrealized (losses) gains on derivative financial instruments		$(2,264)	$(17,866)	$7,239	$(51,211)

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of offset criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of June 30, 2025, and December 31, 2024, respectively. Refer to Note 9 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	June 30, 2025
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$9,364	$(8,427)	$937	$—	$—	$937
Put options on treasuries	389	—	389	—	—	389
Interest rate swap futures	12,750	—	12,750	—	—	12,750
Total Assets	$22,503	$(8,427)	$14,076	$—	$—	$14,076

Liabilities:
Forward sale contracts	$26,127	$(8,427)	$17,700	$—	$(12,121)	$5,579
Warehouse and other lines of credit	2,411,416	—	2,411,416	(2,411,416)	—	—
Secured debt obligations (1)	1,258,383	—	1,258,383	(1,258,383)	—	—
Total liabilities	$3,695,926	$(8,427)	$3,687,499	$(3,669,799)	$(12,121)	$5,579
(1)Secured debt obligations as of June 30, 2025 included secured credit facilities, Term Notes, and other secured financings.

	December 31, 2024
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$30,547	$(13,897)	$16,650	$—	$(10,179)	$6,471
Total assets	$30,547	$(13,897)	$16,650	$—	$(10,179)	$6,471

Liabilities:
Forward sale contracts	$14,793	$(13,897)	$896	$—	$(802)	$94
Put options on treasuries	5,829	—	5,829	—	(5,829)	—
Interest rate swap futures	16,148	—	16,148	—	(16,148)	—
Warehouse and other lines of credit	2,377,127	—	2,377,127	(2,377,127)	—	—
Secured debt obligations (1)	1,216,454	—	1,216,454	(1,216,454)	—	—
Total liabilities	$3,630,351	$(13,897)	$3,616,454	$(3,593,581)	$(22,779)	$94
(1)Secured debt obligations as of December 31, 2024 included secured credit facilities and Term Notes.

NOTE 8 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the six months ended June 30, 2025, and year ended December 31, 2024.

Consolidated VIEs

LD Holdings

The Company is a holding company with its sole material asset being its equity interest in LD Holdings. Through the Company’s ability to appoint the board of directors of LD Holdings, the Company indirectly operates and controls all of LD Holdings’ business and affairs. LD Holdings is considered a VIE and the financial results of LD Holdings and its subsidiaries are consolidated. A portion of net earnings or loss is allocated to noncontrolling interest to reflect the entitlement of the Continuing LLC Members. Refer to Note 11 – Equity for further details.

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

Retained interests

In April 2024, the Company completed a transfer and securitization of a pool of performing, re-performing and non-performing residential mortgage loans. Pursuant to the credit risk retention requirements, mello Credit Strategies LLC, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing this securitization transaction. On the closing date, MCS and its wholly owned subsidiary retained a horizontal residual interest in the MMCA 2024-SD1 securitization comprised of the Class B notes and Trust Certificate. The Company determined that MCS is considered to be the primary beneficiary of the VIE as it retains all the risk and reward from the residual interest, and, therefore, the securitization trust is required to be consolidated. As of June 30, 2025, the remaining principal balance of loans transferred to the securitization trust was $136.8 million of which $9.2 million was 90 days or more past due.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s securitization and SPE VIEs.

	June 30, 2025	December 31, 2024
Assets
Loans held for sale, at fair value	$600,223	$293,165
Loans held for investment, at fair value	111,591	116,627
Restricted cash	15,475	10,794
Servicing rights, at fair value	638,207	625,699
Other assets	72,522	76,471
Total	$1,438,018	$1,122,756

Liabilities
Warehouse and other lines of credit	$600,000	$300,000
Debt obligations, net:
MSR facilities	209,491	193,800
Servicing advance facilities	53,141	72,530
Term Notes	198,011	200,000
Other secured financings	92,446	97,767
Total	$1,153,089	$864,097

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	June 30, 2025
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$86,071	$—	$86,071	$2,016,615
Investments in joint ventures	18,262	—	18,262	13,564
Total	$104,333	$—	$104,333

	December 31, 2024
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$87,466	$—	$87,466	$2,078,478
Investments in joint ventures	18,113	—	18,113	15,880
Total	$105,579	$—	$105,579

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of June 30, 2025, the remaining principal balance of loans transferred to these securitization trusts was $2.0 billion of which $3.8 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $1.7 million and $2.7 million for the three and six months ended June 30, 2025, respectively, and $4.3 million and $6.6 million for the three and six months ended June 30, 2024, respectively, and is included in other income in the consolidated statements of operations.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At June 30, 2025, the Company was a party to ten revolving lines of credit with lenders providing $4.0 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at a derivative of the secured overnight financing rate (“SOFR”), plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of June 30, 2025, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.50% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines have maturities staggered from September 2025 through April 2026. As of June 30, 2025, there was one securitization facility with an original two year term scheduled to expire in September 2026 and one securitization facility with an original three year term scheduled to expire in April 2028. Warehouse lines and other lines of credit are subject to renewal based on periodic credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of June 30, 2025 and December 31, 2024, the Company had posted a total of $18.7 million and $15.6 million, respectively, of restricted cash as collateral with our warehouse lenders and securitization facilities of which $3.3 million and $4.8 million, respectively, were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of June 30, 2025, the Company was in compliance with all covenants under the warehouse lines.

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

In April 2025, the Company issued notes and a class of owner trust certificates through an additional securitization facility (“2025-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2025-1 Securitization Facility is secured by first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2025-1 Securitization Facility issued $300.0 million in notes that bear interest at SOFR, plus a margin. The 2025-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full, or (iii) the date of the occurrence and continuance of an event of default.

The following table presents information on warehouse and securitization facilities and the outstanding balance as of June 30, 2025 and December 31, 2024:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	June 30, 2025	December 31, 2024
Facility 1(1)	$400,000	$600,000	$1,000,000	9/23/2025	$429,101	$504,332
Facility 2(1)	1,000	299,000	300,000	9/22/2025	223,699	201,735
Facility 3	—	225,000	225,000	4/14/2026	147,143	136,222
Facility 4	—	175,000	175,000	10/29/2025	125,616	91,160
Facility 5(1)(3)	—	200,000	200,000	N/A	—	332
Facility 6	—	300,000	300,000	9/19/2025	242,182	276,799
Facility 7(2)	300,000	—	300,000	9/25/2026	300,000	300,000
Facility 8	250,000	350,000	600,000	11/13/2025	325,001	400,703
Facility 9(1)	—	600,000	600,000	10/30/2025	318,674	465,844
Facility 10(2)	300,000	—	300,000	4/10/2028	300,000	—
Total	$1,251,000	$2,749,000	$4,000,000		$2,411,416	$2,377,127
(1)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.
(3)This is an early funding facility with an Agency. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party by written notice.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Maximum outstanding balance during the period	$2,528,173	$2,292,853	$2,528,173	$2,292,853
Average balance outstanding during the period	2,270,238	1,820,649	2,056,011	1,721,138
Collateral pledged (loans held for sale)	2,575,382	2,321,296	2,575,382	2,321,296
Weighted average interest rate during the period	6.39%	7.28%	6.40%	7.27%

NOTE 10 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$820,680	$762,319
Securities financing facilities	78,415	82,465
Servicing advance facilities	53,141	72,530
Total secured credit facilities	952,236	917,314
Term Notes	198,011	200,000
Other secured financings	92,446	97,767
Total secured debt obligations, net	1,242,693	1,215,081

Other debt obligations, net:
Senior Notes	819,245	812,122
Total debt obligations, net	$2,061,938	$2,027,203

Certain of the Company’s secured debt obligations require us to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company was in compliance with all such financial covenants as of June 30, 2025.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In August 2017, the Company established the loanDepot GMSR Master Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable funding and/or term notes, each of which are secured by participation certificates representing beneficial interests in the Company’s Ginnie Mae mortgage servicing rights. As of June 30, 2025, the fair value of the mortgage servicing rights was $638.2 million. In January 2024, the Company secured a new facility to re-issue a variable funding note that accrues interest at SOFR plus a margin per annum, providing an aggregate $250.0 million in borrowing capacity (including variable funding notes secured by servicing advances, see Servicing Advance Facilities below). In January 2025, the maturity date of the variable funding notes was extended to July 2026. As of June 30, 2025, the Company had $212.0 million in outstanding variable funding notes and $2.5 million in unamortized deferred financial costs. In May 2025, the loanDepot GMSR Master Trust issued the Series 2025-GT1 term notes in the aggregate principal amount of $200.0 million. The Series 2025-GT1 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in May 2030, or, if extended, to May 2032. The proceeds of Series 2025-GT1 Notes offering were used to prepay in full the Series 2018-GT1 Term Notes which had an outstanding principal balance of $200.0 million as of the date of prepayment. In July 2025, the loanDepot GMSR Master Trust issued the Series 2025-GT2 term notes in the aggregate principal amount of $150.0 million. The Series 2025-GT2 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in July 2030.

In January 2025, the Company entered into a credit facility agreement to provide for $400.0 million in borrowing capacity to replace a previous credit facility that was originally entered into in December of 2021. This facility is secured by Freddie Mac mortgage servicing rights with a fair value of $488.4 million as of June 30, 2025. This facility bears interest at SOFR, plus a margin per annum and matures in January 2027. At June 30, 2025, there was $320.0 million outstanding on this facility and $1.6 million in unamortized deferred financing costs.

In May 2025, the Company amended its facility that is secured by Fannie Mae mortgage servicing rights to appoint a new administrative agent and to assign to the administrative agent 100% of the commitment under its credit agreement originally dated December 15, 2023, as amended restated and supplemented from time to time. This revolving line of credit provides for up to $300.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $416.1 million as of June 30, 2025. The facility bears interest at SOFR, plus a margin per annum and matures in May 2026. At June 30, 2025, there was $295.0 million outstanding on this facility and $2.2 million in unamortized deferred financing costs.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 50% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of June 30, 2025, the trading securities had a fair value of $86.1 million on the consolidated balance sheets and there were $78.4 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR plus a margin per annum. In September 2024, the 2020-VF1 Notes were extended to mature in September 2025 (unless earlier redeemed in accordance with their terms). At June 30, 2025, there was $19.2 million in 2020-VF1 Notes outstanding, secured by servicing advances of $21.9 million.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum. As disclosed in MSR Facilities above, the Company secured a new facility in January 2024 to issue variable funding notes and to extend their maturity to July 2026. As of June 30, 2025, there was $33.9 million outstanding on the variable funding notes, secured by servicing advances of $50.6 million.

Term Notes

In May 2025, the Company, through the GMSR Trust issued the Series 2025-GT1 Term Notes (“Term Notes”). The Term Notes mature in May 2030 or if extended pursuant to the terms of the Series 2025-GT1 Indenture Supplement, May 2032 and accrue interest at SOFR plus a margin per annum. At June 30, 2025, there were $200.0 million in Term Notes outstanding and $2.0 million unamortized deferred financing costs.

Other Secured Financings

In April 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans, whereby the loans were transferred to statutory trust MMCA 2024-SD1. The Company evaluated the sale of loans according to ASC 860 - Transfers and Servicing and determined that the transaction does not qualify for sale treatment. As a result, the securitization was recorded as a secured borrowing in which the loans remain on the consolidated balance sheet as loans held for investment, at fair value and the securitization debt is also recognized on the consolidated balance sheet in debt obligations, net. The secured financing is collateralized by and indexed to the pool of residential mortgage loans held by a VIE. As of June 30, 2025, there was $92.4 million outstanding in other secured financings, net of $6.4 million in debt discount and $1.0 million in unamortized deferred financing costs.

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

The Company evaluated the debt exchange under the guidance in ASC 470-50 Debt - Modifications and Extinguishments. As the present value of the cash flows under the 2027 Senior Notes differed by more than 10% from the present value of the remaining cash flows under the terms of the 2025 Senior Notes, it was determined that the debt was substantially different, and therefore, the transaction was accounted for as a debt extinguishment. As of June 30, 2025, there were $19.8 million in 2025 Senior Notes outstanding and $27 thousand in unamortized deferred financing costs. As of June 30, 2025 there were $340.6 million in 2027 Senior Notes outstanding, $33.0 million of unamortized debt discount and $4.7 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes and 2027 Senior Notes, the "Senior Notes"). The 2028 Senior Notes will mature on April 1, 2028. Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the 2028 Senior Notes at various redemption prices. As of June 30, 2025, there were $499.4 million in 2028 Senior Notes outstanding and $2.9 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.90% - 4.25%.

NOTE 11 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $166.9 million and $233.7 million as of June 30, 2025 and December 31, 2024, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	208,888,595	63.20%	196,120,244	59.87%
Continuing LLC Members	121,630,108	36.80%	131,432,929	40.13%
Total	330,518,703	100.00%	327,553,173	100.00%

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

There was no Class B common stock outstanding during the six months ended June 30, 2025 and 2024. The following table sets forth the calculation of basic and diluted loss per share for Class A common stock and Class D common stock:

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	Class A	Class D	Total	Class A	Class D	Total
Net loss allocated to common stockholders	$(7,141)	$(6,247)	$(13,388)	$(18,532)	$(16,751)	$(35,283)
Weighted average shares - basic	110,921,524	97,026,671	207,948,195	107,343,711	97,026,671	204,370,382
Earnings (loss) per share - basic	$(0.06)	$(0.06)	$(0.06)	$(0.17)	$(0.17)	$(0.17)

Weighted average shares - diluted	110,921,524	97,026,671	207,948,195	107,343,711	97,026,671	204,370,382
Earnings (loss) per share - diluted	$(0.06)	$(0.06)	$(0.06)	$(0.17)	$(0.17)	$(0.17)

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	Class A	Class D	Total	Class A	Class D	Total
Net loss allocated to common stockholders	$(15,069)	$(17,142)	$(32,211)	$(31,005)	$(35,461)	$(66,466)
Weighted average shares - basic	85,297,375	97,026,671	182,324,046	84,836,524	97,026,671	181,863,195
Loss per share - basic	$(0.18)	$(0.18)	$(0.18)	$(0.37)	$(0.37)	$(0.37)

Diluted loss per share:
Net loss allocated to common shareholders - basic	$(15,069)	$(17,142)	$(32,211)	$(31,005)	$(35,461)	$(66,466)
Net loss allocated to common shareholders - diluted	$(15,069)	$(17,142)	$(32,211)	$(31,005)	$(35,461)	$(66,466)

Weighted average shares - basic	85,297,375	97,026,671	182,324,046	84,836,524	97,026,671	181,863,195
Weighted average shares - diluted	85,297,375	97,026,671	182,324,046	84,836,524	97,026,671	181,863,195
Loss per share - diluted	$(0.18)	$(0.18)	$(0.18)	$(0.37)	$(0.37)	$(0.37)

The potential dilutive effect of the exchange of Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange of Class C common stock for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of 24.7% and 26.3% for the three months ended June 30, 2025 and 2024, respectively, and 25.4% and 26.3%, for the six months ended June 30, 2025 and 2024, respectively. The potential dilutive effect of stock options, restricted stock units, and ESPP shares is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive and excluded from the computation of diluted earnings (loss) per share for the presented periods.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Class C common stock	121,881,530	142,907,533	124,561,094	143,089,635
Stock options, restricted stock units, ESPP shares(1)	22,164,715	12,866,147	15,741,631	13,886,414
Total	144,046,245	155,773,680	140,302,725	156,976,049
(1)Stock options, restricted stock units, and ESPP shares are weighted for the portion of the period for which they were outstanding.

NOTE 13 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure.

As of June 30, 2025 and December 31, 2024, the Company had a deferred tax asset before any valuation allowance of $95.4 million and $67.9 million, respectively, and a deferred tax liability of $93.6 million and $90.6 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of June 30, 2025 and December 31, 2024 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. The deferred tax liability as of June 30, 2025 includes a one-time non-cash income tax benefit of $2.9 million due to the revaluation of the deferred tax liability as the result of California state tax changes passed as part of the 2025 California budget enacted on June 27, 2025 and effective retroactively to January 1, 2025. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at June 30, 2025 and December 31, 2024 using the combined federal and state rate (less federal benefit) of 25.4% and 25.8%, respectively. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2025, the Company had a valuation allowance of $2.6 million on the deferred tax assets of American Coast Title Company and tax credits that have limited carryforward periods and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for remaining deferred tax assets as the Company believes it is more likely than not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $90.9 million and $80.2 million as of June 30, 2025 and December 31, 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA. The liabilities under the TRA are to compensate the original owners for 85% of the value for the tax savings associated with the amortization of the tax basis step-up. Refer to Note 15 - Commitments and Contingencies, for further information on the TRA liability.

On July 4, 2025, the “One Big Beautiful Bill Act” (P.L. 119‑21) was enacted into law. The legislation reinstates and extends several provisions of the 2017 Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, enhanced Section 179 expensing, full R&D expense deduction for domestic expenditures and modification to the international tax framework. We are currently assessing its impact on our consolidated financial statements.

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

Fees earned and costs incurred from joint ventures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loan processing and administrative services fee income	$4,598	$4,854	$8,167	$10,018
Loan origination broker fees expense	21,436	27,324	38,757	55,096

Net amounts payable to or receivable from joint ventures were as follows:

	June 30, 2025	December 31, 2024
Amounts payable to joint ventures	$4,343	$6,021

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the six months ended June 30, 2025 or June 30, 2024.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $36.5 million and $17.5 million at June 30, 2025 and December 31, 2024, respectively.

Legal Proceedings

The Company is a defendant in, or a party to, legal actions related to matters that arise in connection with the conduct of the Company’s business. The Company operates in a highly regulated industry and is routinely subject to examinations, investigations, subpoenas, inquiries and reviews by various governmental and regulatory agencies. Based on the Company’s current understanding of pending legal and regulatory actions and proceedings, management does not believe that possible losses in excess of the amounts accrued arising from pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, unfavorable resolutions could differ materially from management’s expectations and could materially affect the Company’s consolidated financial position, results of operations or cash flows for the period in which they are resolved.

Cybersecurity Incident Class Action Litigation

The Company has been named as a defendant in 23 putative class action cases alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The cases have been consolidated into a single action, In re loanDepot Data Breach Litigation, pending in the Central District of California. On January 13, 2025, the court granted preliminary approval of a settlement agreement between the parties. A hearing regarding final approval of the settlement is scheduled for August 18, 2025. We have received inquiries and requests from various states and other regulators, and we are cooperating with such inquiries and requests. The Company does not believe that the amount of loss in excess of the amounts accrued is reasonably estimable in this matter at this time.

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

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of June 30, 2025 and December 31, 2024 approximated $2.3 billion and $1.8 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6 - Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$16,743	$29,336	$18,417	$31,980
Provision (recovery) for loan loss obligations	3,629	(9,752)	3,876	(9,174)
Charge-offs (recoveries)	(2,986)	1,206	(4,907)	(2,016)
Balance at end of period	$17,386	$20,790	$17,386	$20,790

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $0.4 million and $2.9 million as of June 30, 2025 and December 31, 2024, respectively.

TRA Liability

The Company recognized a TRA liability of $90.9 million and $80.2 million as of June 30, 2025 and December 31, 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc. Refer to Note 14 - Related Party Transactions for further detail on the payments.

NOTE 16 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $337.8 million as of June 30, 2025. As of June 30, 2025, the Company was in compliance with its regulatory capital and liquidity requirements.

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

As the Company operates as one operating segment, financial data provided in the consolidated financial statements, including total net revenues of $282.5 million, consolidated net loss of $25.3 million, and total assets of $6.2 billion, represent the performance of our single reportable segment. The consolidated statements of operations reflect the same level of significant expense categories regularly provided to the CODM for decision-making purposes. General and administrative expense reported in the consolidated statements of operations includes office and equipment expense, professional fees such as legal, compliance, consulting, and expenses for audit and tax services, data processing, telecommunications, travel and entertainment and other general expenses.

For the three and six months ended June 30, 2025, there was no change in segmentation or measurement methods for segment reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company's financial condition, cash flows, and results of operations from management's perspective and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part I. Item 1 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part I, Item 1A "Risk Factors" and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K and elsewhere in our filings with the SEC. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
Overview
We are a customer-centric, technology-empowered residential mortgage platform. Our goal is to be the lender of choice for consumers and the employer of choice by being a company that operates on sound principles of exceptional value, ethics, and transparency. Since our inception we have significantly expanded our origination platform as well as developed an in-house servicing platform. Our primary sources of revenue are derived from the origination of conventional and government mortgage loans, servicing conventional and government mortgage loans, and providing ancillary services.
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
Vision 2025, launched in July of 2022, was a critical factor in our successful navigation of unprecedented and challenging market conditions over the past three years. During the third quarter of 2024, we achieved profitability and successfully completed our Vision 2025 strategic plan. Our current strategy builds on the pillars of Vision 2025 by focusing on our goal of becoming the lifetime lending partner of choice for homeowners, growing our mortgage reach and capabilities, growing our servicing portfolio over the long-term, and investing in low touch, data-driven mortgage processing workflow to drive operating leverage. During 2025, we anticipate continued market challenges, but we believe that the implementation of these initiatives will allow us to capture responsible, profitable market share growth while we continue to capitalize on our ongoing investments in technology driven operational efficiencies to achieve sustainable profitability in a wide variety of operating environments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
IRLCs	$8,560,699	$8,298,270	$16,198,686	$15,100,600
IRLCs (units)	31,724	27,250	60,508	49,336
Pull-through weighted lock volume	$6,348,060	$5,782,309	$11,766,745	$10,514,145
Pull-through weighted gain on sale margin	3.30%	3.22%	3.42%	3.01%
Loan originations by purpose:
Purchase	$4,263,771	$4,383,145	$7,327,685	$7,679,418
Refinance	2,470,758	1,707,489	4,580,772	2,969,567
Total loan originations	$6,734,529	$6,090,634	$11,908,457	$10,648,985
Loan originations (units)	24,307	20,426	44,243	36,044
Gain on sale margin	3.11%	3.06%	3.38%	2.97%
Licensed loan officers	1,546	1,526	1,546	1,526
Loans sold:
Servicing retained	$4,296,646	$4,011,399	$7,750,356	$6,997,940
Servicing released	2,645,958	1,893,515	4,359,921	3,346,327
Total loans sold(1)	$6,942,604	$5,904,914	$12,110,277	$10,344,267
Loans sold (units)	25,156	20,683	45,060	35,668
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$117,539,884	$114,278,549	$117,539,884	$114,278,549
Total servicing portfolio (units)	432,764	403,302	432,764	403,302
60+ days delinquent ($)(2)	$1,641,165	$1,457,098	$1,641,165	$1,457,098
60+ days delinquent (%)	1.40%	1.28%	1.40%	1.28%
Servicing rights at fair value, net(3)	$1,616,854	$1,566,463	$1,616,854	$1,566,463
Weighted average servicing fee (4)	0.30%	0.30%	0.30%	0.30%
Multiple(4) (5)	4.9	4.9	4.9	4.9
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

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table sets forth our consolidated financial statement data for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2025	2024
	(Unaudited)
REVENUES:
Net interest income (expense)	$1,649	$(631)	$2,280	361.3%
Gain on origination and sale of loans, net	174,810	166,920	7,890	4.7
Origination income, net	34,931	19,494	15,437	79.2
Servicing fee income	108,209	125,082	(16,873)	(13.5)
Change in fair value of servicing rights, net	(52,376)	(60,787)	8,411	13.8
Other income	15,314	15,312	2	—
Total net revenues	282,537	265,390	17,147	6.5
EXPENSES:
Personnel expense	154,116	141,036	13,080	9.3
Marketing and advertising expense	37,878	31,175	6,703	21.5
Direct origination expense	20,456	21,550	(1,094)	(5.1)
General and administrative expense	39,727	73,160	(33,433)	(45.7)
Occupancy expense	4,133	5,204	(1,071)	(20.6)
Depreciation and amortization	6,379	8,955	(2,576)	(28.8)
Servicing expense	8,184	8,467	(283)	(3.3)
Other interest expense	43,998	53,000	(9,002)	(17.0)
Total expenses	314,871	342,547	(27,676)	(8.1)

Loss before income taxes	(32,334)	(77,157)	44,823	58.1
Income tax benefit	(7,061)	(11,304)	4,243	37.5
Net loss	(25,273)	(65,853)	40,580	61.6
Net loss attributable to noncontrolling interests	(11,885)	(33,642)	21,757	64.7
Net loss attributable to loanDepot, Inc.	$(13,388)	$(32,211)	$18,823	58.4%
The decrease in net loss of $40.6 million was primarily due to a $27.7 million decrease in total expenses, coupled with a $17.1 million increase in total net revenues. The increase in total revenues was primarily due to an increase in gain on origination and sale of loans, net and origination fee income from higher loan origination volume, higher gain on sale margins, and a lower net negative change in fair value of servicing rights, net, partially offset by a decrease in servicing fee income. The decrease in total expenses was driven by a decrease in general and administrative expense primarily as the result of expenses related to the Cybersecurity Incident in 2024 and a decrease in other interest expense, offset by an increase in personnel expense from higher volume-related commission costs.
Revenues
Net Interest Income. Net interest income primarily represents income earned on LHFS offset by interest expenses on amounts borrowed under warehouse and other lines of credit to finance these loans until sold. Our LHFS are generally tied to longer-term interest rates while our warehouse lines of credit are tied to short-term interest rates. Therefore, our net interest income is impacted by the term structure of market interest rates. The increase in net interest income was due to a $456.6 million increase in the average balance of LHFS, and a decrease in cost of funds on warehouse lines as short-term interest rates declined, offset by lower yields on LHFS and $449.6 million increase in average balance of warehouse lines.
Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2025	2024
Premium (discount) from loan sales	$9,991	$(871)	$10,862	1247.1%
Fair value of servicing rights additions	66,940	66,115	825	1.2
Fair value gains on IRLC and LHFS	3,484	10,534	(7,050)	(66.9)
Fair value (losses) gains from Hedging Instruments	(1,093)	7,733	(8,826)	(114.1)
Discount points, rebates and lender paid costs	99,118	73,657	25,461	34.6
(Provision) recovery loan loss obligation for loans sold	(3,630)	9,752	(13,382)	(137.2)
Total gain on origination and sale of loans, net	$174,810	$166,920	$7,890	4.7%

The $7.9 million or 4.7% increase in gain on origination and sale of loans, net was primarily driven by higher loan origination volumes and gain on sale margins, partially offset by a provision for loan loss obligation for loans sold due to higher sales volume compared to a recovery in the prior year.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $15.4 million, or 79.2%, increase in origination income, net, was the result of a 10.6% increase in loan origination volumes and an increase in fees charged on JV origination volumes.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The decrease of $16.9 million or 13.5% reflects a decrease in servicing fee collections due to a decrease of $14.9 billion in the average UPB of our servicing portfolio as the result of bulk sales completed in the second quarter of 2024.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The increase of $8.4 million or 13.8% reflects an increased gain of $3.2 million in fair value, net of hedge and a $4.8 million decrease in the provision for losses related to bulk sales in the prior year.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The $13.1 million or 9.3% increase in personnel expense was attributable to a $10.6 million volume-related increase in commissions and a $10.7 million increase in salaries and benefits related to increased headcount and capitalized salaries, offset by a $8.2 million reduction in equity compensation expense primarily due to forfeitures. As of June 30, 2025, we had 4,509 employees compared to 4,246 employees as of June 30, 2024.
Marketing and Advertising Expense. The $6.7 million or 21.5% increase in marketing expense is primarily related to an increase in aggregate lead generation as part of our marketing strategy to cultivate online leads for increased purchase and cash-out refinance volume.
General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $33.4 million or 45.7% decrease in general and administrative expense included an $26.6 million decrease in costs related to the Cybersecurity Incident in the prior year and a $7.6 million decrease in legal fees which included a $5.0 million insurance recovery, partially offset by, a $2.0 million increase in loss contingency expense.
Depreciation and amortization. The $2.6 million or 28.8% decrease in depreciation and amortization is primarily related to a $1.8M decrease in software development amortization, a $269k decrease in leasehold improvement amortization, and a $373k reduction in computer equipment depreciation.
Other Interest Expense. The $9.0 million or 17.0% decrease in other interest expense is due to a $5.9 million decrease in MSR interest expense related to reduced draws as a result of bulk sales completed in the second quarter of 2024 and a $5.7 million decrease in loss on debt extinguishment from the June 2024 debt exchange, partially offset by a $2.9 million increase in discount amortization related to the 2027 Senior Notes and 2024-SD1 securitization.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2025	2024
	(Unaudited)
REVENUES:
Net interest income (expense)	$4,958	$(1,372)	$6,330	461.4%
Gain on origination and sale of loans, net	341,186	282,981	58,205	20.6
Origination income, net	60,789	33,099	27,690	83.7
Servicing fee income	212,487	249,140	(36,653)	(14.7)
Change in fair value of servicing rights, net	(93,479)	(106,056)	12,577	11.9
Other income	30,217	30,383	(166)	(0.5)
Total net revenues	556,158	488,175	67,983	13.9
EXPENSES:
Personnel expense	304,277	275,354	28,923	10.5
Marketing and advertising expense	76,128	59,529	16,599	27.9
Direct origination expense	42,411	39,721	2,690	6.8
General and administrative expense	83,860	130,905	(47,045)	(35.9)
Occupancy expense	8,429	10,314	(1,885)	(18.3)
Depreciation and amortization	14,045	18,398	(4,353)	(23.7)
Servicing expense	18,183	16,728	1,455	8.7
Other interest expense	87,263	99,547	(12,284)	(12.3)
Total expenses	634,596	650,496	(15,900)	(2.4)
Loss before income taxes	(78,438)	(162,321)	83,883	51.7
Income tax benefit	(12,469)	(24,964)	12,495	50.1
Net loss	(65,969)	(137,357)	71,388	52.0
Net loss attributable to noncontrolling interests	(30,686)	(70,891)	40,205	56.7
Net loss attributable to loanDepot, Inc.	$(35,283)	$(66,466)	$31,183	46.9%

The decrease of $71.4 million, or 52.0% in net loss was due to an $68.0 million increase in total net revenues, and a $15.9 million decrease in total expenses. The increase in total revenues was primarily due to an increase in gain on origination and sale of loans, net and origination fee income from higher loan origination volume, and higher gain on sale margin, offset by a decrease in servicing fee income due to a decrease in average servicing balance. The decrease in total expenses was driven by a decrease in general and administrative expense primarily as the result of expenses related to the Cybersecurity Incident in

2024 and a decrease in other interest expense, offset by increases in volume-related commission expenses, headcount-related salary expenses and marketing and advertising expense as loan origination volumes have increased.
Revenues
Net Interest Income. The increase in net interest income was predominately driven by a $346.3 million increase in average balance of LHFS and lower cost of funds on warehouse lines as short-term interest rates were lower during the six months ended June 30, 2025, offset by an increase in loans financed on warehouse lines resulting in a $334.9 million increase in the average balance of warehouse lines and lower yield on LHFS.
Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2025	2024
Premium from loan sales	$18,198	$19,324	$(1,126)	(5.8)%
Fair value of servicing rights additions	119,626	114,491	5,135	4.5
Fair value gains (losses) on IRLC and LHFS	58,250	(2,484)	60,734	2445.0
Fair value (losses) gains from Hedging Instruments	(30,812)	8,481	(39,293)	(463.3)
Discount points, rebates and lender paid costs	179,799	133,995	45,804	34.2
(Provision) recovery loan loss obligation for loans sold	(3,875)	9,174	(13,049)	(142.2)
Total gain on origination and sale of loans, net	$341,186	$282,981	$58,205	20.6%

The $58.2 million or 20.6% increase in gain on origination and sale of loans, net was primarily driven by higher loan origination volumes and gain on sale margins, partially offset by a provision for loan loss obligation for loans sold due to higher sales volume compared to a recovery in the prior year due to an adjustment to our reserve as the result of lower frequency of repurchases and lower severities.
Origination Income, Net. The $27.7 million or 83.7% increase in origination income, net, was primarily the result of an 11.8% increase in loan origination volumes and an increase in fees charged on JV origination volumes.
Servicing Fee Income. The $36.7 million or 14.7% decrease was the result of a decrease in servicing fee collections due to a decrease of $20.5 billion average UPB of our servicing portfolio from bulk sales completed in the first half of 2024.
Change in Fair Value of Servicing Rights, Net. The increase of $12.6 million or 11.9% reflects an increased gain of $6.4 million in fair value, net of hedge, a $6.9 million decrease in provision and broker fees related to bulk sales in 2024, partially offset by a $0.7 million increase in fallout and decay.
Expenses
Personnel Expense. The increase of $28.9 million or 10.5% is primarily due to a $16.1 million volume-related increase in commissions, a $17.8 million increase in salaries and benefits related to increased headcount, and a $1.7 million increase in severance offset by a $7.3 million reduction in equity compensation expense primarily due to forfeitures. As of June 30, 2025, we had 4,509 employees compared to 4,246 employees as of June 30, 2024.
Marketing and Advertising Expense. The increase of $16.6 million or 27.9% primarily reflects an increase in aggregate lead generation as part of our marketing strategy to cultivate online leads for increased purchase and cash-out refinance volume.

General and Administrative Expense. The $47.0 million or 35.9% decrease in general and administrative expense included a $35.0 million decrease in costs related to the Cybersecurity Incident in the prior year, a $10.3 million decrease in professional and consulting services primarily legal fees, and a $0.7 million decrease in loss contingency expense.
Depreciation and amortization. The $4.4 million or 23.7% decrease in depreciation and amortization is primarily related to a $2.6M decrease in software development amortization, a $1.0 million reduction in computer equipment depreciation, and a $360k decrease in leasehold improvement amortization.
Other Interest Expense. The $12.3 million or 12.3% decrease in other interest expense was the result of a $13.3 million decrease in MSR interest expense related to reduced draws as a result of bulk sales completed in 2024 and a $5.7 million loss on debt extinguishment related to the June 2024 debt exchange, partially offset by a $6.5 million increase primarily due to discount amortization related to the 2027 Senior Notes and 2024-SD1 securitization.

Balance Sheet Highlights
June 30, 2025 Compared to December 31, 2024
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$408,623	$421,576	$(12,953)	(3.1)%
Restricted cash	69,478	105,645	(36,167)	(34.2)
Loans held for sale, at fair value	2,622,959	2,603,735	19,224	0.7
Loans held for investment, at fair value	111,591	116,627	(5,036)	(4.3)
Derivative assets, at fair value	69,841	44,389	25,452	57.3
Servicing rights, at fair value	1,635,991	1,633,661	2,330	0.1
Trading securities, at fair value	86,071	87,466	(1,395)	(1.6)
Property and equipment, net	60,036	61,079	(1,043)	(1.7)
Operating lease right-of-use assets	25,716	20,432	5,284	25.9
Loans eligible for repurchase	882,346	995,398	(113,052)	(11.4)
Investments in joint ventures	18,262	18,113	149	0.8
Other assets	217,812	235,907	(18,095)	(7.7)
Total assets	$6,208,726	$6,344,028	$(135,302)	(2.1)%

LIABILITIES & EQUITY
Warehouse and other lines of credit	$2,411,416	$2,377,127	$34,289	1.4%
Accounts payable, accrued expenses and other liabilities	358,553	379,439	(20,886)	(5.5)
Derivative liabilities, at fair value	19,100	25,060	(5,960)	(23.8)
Liability for loans eligible for repurchase	882,346	995,398	(113,052)	(11.4)
Operating lease liability	36,323	33,190	3,133	9.4
Debt obligations, net	2,061,938	2,027,203	34,735	1.7
Total liabilities	5,769,676	5,837,417	(67,741)	(1.2)
Total equity	439,050	506,611	(67,561)	(13.3)
Total liabilities and equity	$6,208,726	$6,344,028	$(135,302)	(2.1)%

Cash and Cash Equivalents. The $13.0 million or 3.1% decrease in cash and cash equivalents relates to net losses and repurchased loans, partially offset by an increase in debt obligations and a decrease in restricted cash.

Restricted Cash. Restricted cash was $69.5 million as of June 30, 2025 compared to $105.6 million as of December 31, 2024 representing a decrease of $36.2 million or 34.2%. The decrease was primarily the result of decreases in cash collateral associated with derivative activities and debt obligations, offset by an increase in cash collateral for warehouse lines.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans that are secured by residential property. The $19.2 million or 0.7% increase reflects $11.6 billion in loan originations and $490.0 million in repurchases, partially offset by $12.1 billion in loan sales and $35.4 million in principal payments.

Derivative Assets, at Fair Value. The $25.5 million, or 57.3% increase reflects a $28.0 million increase in IRLCs from higher notional balances, offset by a $2.6 million decrease in Hedging Instruments.
Loans Eligible for Repurchase. Loans eligible for repurchase were $882.3 million as of June 30, 2025, as compared to $995.4 million as of December 31, 2024, representing a decrease of $113.1 million or 11.4%. The decrease between periods was driven by repurchased loans, partially offset by an increase in Ginnie Mae serviced loans that were 90 days or more delinquent at June 30, 2025.
Warehouse and Other Lines of Credit. The increase of $34.3 million or 1.4% is consistent with the increase in loans held for sale, at fair value and an increase in borrowing advances during the six months ended June 30, 2025.
Debt Obligations, net. The increase of $34.7 million, or 1.7%, included an increase in MSR facilities of $58.4 million and an increase of $7.1 million in Senior Notes, partially offset by a decrease of $19.4 million in servicing advance facilities and a decrease of $5.3 million in other secured financings related to the 2024-SD1 loan securitization.
Equity. Total equity was $439.1 million and $506.6 million as of June 30, 2025 and December 31, 2024, respectively. The decrease was primarily attributed to a net loss of $66.0 million, the repurchase of treasury shares at cost of $2.2 million to net settle and withhold tax on vested RSUs, and distributions for taxes on behalf of shareholders of $2.6 million, partially offset by stock-based compensation of $3.5 million.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of June 30, 2025, unrestricted cash and cash equivalents were $408.6 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.6 billion.
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
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of June 30, 2025, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.

Seller/Servicer Financial Requirements
As a seller and servicer, we are subject to minimum net worth, liquidity, and other financial requirements. In 2022, both FHFA and Ginnie Mae revised these requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. Effective from December 31, 2023, revised FHFA and Ginnie Mae seller-servicer minimum financial eligibility requirements include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024 and Ginnie Mae has implemented a risk-based capital requirement effective December 31, 2024. As of June 30, 2025, we were in compliance with these financial requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the three months ended June 30, 2025, our loans remained on warehouse lines for an average of 19 days. Our warehouse facilities are generally short-term borrowings with original maturities of one year and our securitization facility is a two year term. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 62% of the mortgage loans that we originated during the six months ended June 30, 2025 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to many private investors.
As of June 30, 2025, we maintained revolving lines of credit with ten counterparties providing warehouse and securitization facilities with borrowing capacity totaling $4.0 billion of which $1.3 billion was committed. Our $4.0 billion of capacity as of June 30, 2025 was comprised of $3.4 billion with staggered maturities within one year, a $300.0 million securitization facility that matures in September 2026, and a $300.0 million securitization facility that matures in April 2028. As of June 30, 2025, we had $2.4 billion of borrowings outstanding and $1.6 billion of additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 9- Warehouse and Other Lines of Credit of the Notes to Consolidated Financial Statements contained in Item 1.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of June 30, 2025, we had a total of $18.7 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $3.3 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of June 30, 2025, MSR facilities secured by Fannie Mae and Freddie Mac MSRs had an outstanding balance of $611.2 million, secured by MSRs totaling $904.6 million. As of June 30, 2025, our Ginnie Mae MSR facility had an outstanding balance of $209.5 million in variable funding notes and $198.0 million in Term Notes, secured by Ginnie Mae MSRs totaling $638.2 million.
Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of June 30, 2025 there were outstanding securities financing facilities of $78.4 million, secured by trading securities with a fair value of $86.1 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of June 30, 2025 the outstanding balance on our servicing advance facilities was $53.1 million secured by servicing advance receivables totaling $72.5 million.
Other secured financings as of June 30, 2025 consisted of securitization debt of $92.4 million, net of $6.4 million in discount and $1.0 million in deferred financing costs and related to the securitization of a pool of residential mortgage loans held by a VIE. Consolidated VIEs are further discussed in Note 8 - Variable Interest Entities of the Notes to Consolidated Financial Statements contained in Item 1.
Unsecured debt obligations as of June 30, 2025 consisted of Senior Notes totaling $819.2 million net of $7.6 million of deferred financing costs and a discount of $33.0 million. Periodically, and in accordance with applicable laws, and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. During the second quarter of 2024, we repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. Debt obligations are further discussed in Note 10- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
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

Contractual Obligations and Commitments
Our estimated contractual obligations as of June 30, 2025 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$2,411,416	$1,811,416	$600,000	$—	$—
Debt obligations (1)
Secured credit facilities	958,556	392,649	565,907	—	—
Term Notes	200,000	—	—	200,000	—
Senior Notes	859,816	19,795	840,021	—	—
Other secured financings(2)	99,827	—	—	—	99,827
Operating lease obligations (3)	41,664	14,388	22,509	4,257	510
Naming and promotional rights agreements	42,917	15,917	12,000	12,000	3,000
Total contractual obligations	$4,614,196	$2,254,165	$2,040,437	$216,257	$103,337

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
Off-Balance Sheet Arrangements
As of June 30, 2025, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
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

Reconciliation of Non-GAAP Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA (LBITDA). We exclude from these non-GAAP financial measures the change in fair value of MSRs, gains (losses) from the sale of MSRs, and related hedging gains and losses that represent realized and unrealized adjustments resulting from changes in valuation, mostly due to changes in market interest rates, and are not indicative of the Company’s operating performance or results of operation. We have excluded expenses directly related to the cybersecurity incident in January 2024 that resulted from unauthorized access to our systems (the “Cybersecurity Incident”), net of insurance recoveries during fiscal 2024, such as costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, and professional fees, including legal expenses, litigation settlement costs, and commission guarantees. We also exclude stock-based compensation expense, which is a non-cash expense, gains or losses on extinguishment of debt and disposal of fixed assets, and impairment charges to operating lease right-of-use assets, as well as certain costs associated with our restructuring efforts, as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA (LBITDA) includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense),” as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA (LBITDA). Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state, and local income taxes. Adjustments to Diluted Weighted Average Shares Outstanding assumes the pro forma conversion of weighted average Class C common stock to Class A common stock. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total net revenue	$282,537	$265,390	$556,158	$488,175
Valuation changes in servicing rights, net of hedging gains and losses(1)	9,375	12,617	14,198	20,645
Adjusted total revenue	$291,912	$278,007	$570,356	$508,820
(1)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights. Refer to Note 5 - Servicing Rights, at Fair Value.

Reconciliation of Net Loss to Adjusted Net Loss (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss attributable to loanDepot, Inc.	$(13,388)	$(32,211)	$(35,283)	$(66,466)
Net loss from the pro forma conversion of Class C common stock to Class A common stock(1)	(11,885)	(33,642)	(30,686)	(70,891)
Net loss	(25,273)	(65,853)	(65,969)	(137,357)
Adjustments to the benefit for income taxes(2)	2,937	8,838	7,791	18,616
Tax-effected net loss	(22,336)	(57,015)	(58,178)	(118,741)
Valuation changes in servicing rights, net of hedging gains and losses(3)	9,375	12,617	14,198	20,645
Stock-based compensation expense	(2,256)	5,898	3,460	10,753
Restructuring charges(4)	157	3,127	2,278	5,252
Cybersecurity incident(5)	301	26,942	1,089	41,640
Loss (gain) on extinguishment of debt	—	5,680	—	5,680
Loss (gain) on disposal of fixed assets	11	—	28	(28)
Other impairment (recovery)(6)	—	1,193	5	1,192
Tax effect of adjustments(7)	(1,265)	(14,332)	(4,248)	(21,777)
Adjusted net loss	$(16,013)	$(15,890)	$(41,368)	$(55,384)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the benefit for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	3.71	5.27	4.39	5.26
Effective income tax rate	24.71%	26.27%	25.39%	26.26%

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
(6)Represents lease impairment on corporate and retail locations.

(7)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	207,948,195	182,324,046	204,370,382	181,863,195
Assumed pro forma conversion of weighted average Class C common stock to Class A common stock(1)	121,881,530	142,803,534	124,561,094	142,863,473
Adjusted diluted weighted average shares outstanding	329,829,725	325,127,580	328,931,476	324,726,668
(1)Reflects the assumed pro forma exchange and conversion of Class C common stock.

Reconciliation of Net Loss to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(25,273)	$(65,853)	$(65,969)	$(137,357)
Interest expense — non-funding debt(1)	43,998	53,000	87,263	99,547
Income tax benefit	(7,061)	(11,304)	(12,469)	(24,964)
Depreciation and amortization	6,379	8,955	14,045	18,398
Valuation changes in servicing rights, net of hedging gains and losses(2)	9,375	12,617	14,198	20,645
Stock-based compensation expense	(2,256)	5,898	3,460	10,753
Restructuring charges(3)	157	3,127	2,278	5,252
Cybersecurity incident(4)	301	26,942	1,089	41,640
Loss (gain) on disposal of fixed assets	11	—	28	(28)
Other impairment(5)	—	1,193	5	1,192
Adjusted EBITDA	$25,631	$34,575	$43,928	$35,078
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to various risks which can affect our business, results, and operations. The primary market risks to which we are exposed include interest rate risk, credit risk, prepayment risk, and inflation risk.

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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at June 30, 2025 was 34 days; and our average holding period of the loan from funding to sale was 37 days for the six months ended June 30, 2025.
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
While our contracts vary, we provide representations and warranties to purchasers and insurers of the mortgage loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. The representations and warranties require adherence to applicable origination and underwriting guidelines (including those of Fannie Mae, Freddie Mac, and Ginnie Mae), including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state, and local law.
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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the six months ended June 30, 2025 and 2024, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On April 1, 2025, we issued to stockholders 4,386,757 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On May 1, 2025, we issued to stockholders 266,617 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On June 2, 2025, we issued to stockholders 243,949 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) except as set forth below.

Name and Title	Type of Plan	Date Plan Adopted/ Terminated	Duration	Aggregate Number of Shares to be Purchased or Sold
Jeffrey Walsh, President, LDI Mortgage	Rule 10b5-1 trading arrangement	Adopted June 11, 2025	Earliest first trade date is October 1, 2025, and the maximum duration is March 31, 2026	Sell up to 1,320,000 shares of Class A Common Stock, subject to certain conditions

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit No.	Description
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

10.1.1#
Master Repurchase Agreement dated April 11, 2025, between loanDepot.com, LLC and Mello Warehouse Securitization Trust 2025-1 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 17, 2025).

10.1.2
Guaranty, dated April 11, 2025, by LD Holdings Group, LLC in favor of Mello Warehouse Securitization Trust 2025-1 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 17, 2025).

10.2#
Amendment No. 5 to the Amended and Restated Master Repurchase Agreement, dated April 15, 2025, between UBS AG, by and through its branch office as 1285 Avenue of Americas, New York, New York and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2025).

10.3#
Amended and Restated Master Repurchase Agreement and Securities Contract, dated April 25, 2025, among Bank of Montreal, as buyer; loanDepot BMO Warehouse, LLC, as seller; and loanDepot.com, LLC, as guarantor and servicer (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2025).

10.3.1
Guaranty, dated April 25, 2025, made by loanDepot.com, LLC, in favor of Bank of Montreal (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 29, 2025).

10.4#*	Amendment No. 1 to the Master Repurchase Agreement dated May 2, 2025, among Atlas Securitized Products, L.P., AGF WHCO 1-A3 LP, and loanDepot.com, LLC.
10.4.1#*	Amendment No. 2 to the Master Repurchase Agreement dated May 2, 2025, among Atlas Securitized Products, L.P., Atlas Securitized Products Funding 2, L.P., and loanDepot.com, LLC.
10.5#
Series 2025-GT1 Indenture Supplement, dated May 28, 2025, to the Third Amended and Restated Base Indenture, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2025).

10.5.1#*
Amendment No. 1, dated May 28, 2025, to the Third Amended and Restated Base Indenture, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust, and loanDepot.com, LLC.

10.5.2#*
Joint Amendment No. 1 to the Third Amended and Restated Master Repurchase Agreement and the Pricing Side Letter, dated May 28, 2025, between Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust and loanDepot.com, LLC.

10.5.3#
Series 2025-GT2 Indenture Supplement, dated July 23, 2025, to the Third Amended and Restated Base Indenture, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 25, 2025).

10.6#
Credit Agreement, dated December 15, 2023, as amended on May 30, 2025 by the Omnibus Amendment of Transaction Documents, among Nomura Corporate Funding Americas, LLC, as administrative agent for the financial institutions that may from time to time become parties as Lenders, loanDepot FA Agency MSR, LLC, as borrower, loanDepot.com, LLC, as guarantor, and the Lenders party thereto (included as Exhibit A-1 in Exhibit 10.6.1).

10.6.1#
Omnibus Amendment of Transaction Documents, dated May 30, 2025, among Nomura Corporate Funding Americas, LLC, as administrative agent and as majority lender, loanDepot FA Agency MSR, LLC, as borrower, and loanDepot.com, LLC, as guarantor (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2025).

10.7+	Third Amendment to the 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement filed on Form S-8 on June 6, 2025)
10.8+
Transition and Separation Agreement and General Release of Claims between the Company and Jeff Walsh, dated August 5, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2025).

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

LOANDEPOT, INC.

Dated: August 8, 2025	By:
	Name:	Anthony Hsieh
	Title:	Chief Executive Officer and President

Dated: August 8, 2025	By:
	Name:	David Hayes
	Title:	Chief Financial Officer