Form 10-Q
period 2025-09-30
loanDepot, Inc.
filed 2025-11-07
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2025, 126,394,171 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding. No shares of registrant’s Class B common stock were outstanding, 109,815,082 shares of registrant’s Class C common stock were outstanding and 97,026,671 shares of registrant’s Class D common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may contain the words “believe,” “anticipate,” “expect,” “intend,” “plan,” “predict,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases or future or conditional verbs such as “will,” “may,” “might,” “should,” “would,” or “could” and the negatives of those terms. Examples of forward-looking statements include, but are not limited to: information concerning possible or assumed future results of operations, business strategies and initiatives, technology developments and investments, potential debt actions, financial covenants, financial condition and liquidity, dividend policy, the impacts of recent and potential government actions and the government shutdown, interest rate expectations and changes, market share growth, operational efficiencies, sustainable profitability, and borrower equity creation and resulting opportunities.

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

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$459,161	$421,576
Restricted cash	66,711	105,645
Loans held for sale, at fair value (includes $611,394 and $293,165 pledged to creditors in securitization trusts at September 30, 2025 and December 31, 2024, respectively)	2,606,361	2,603,735
Loans held for investment, at fair value (pledged to creditors in a securitization trust)	111,341	116,627
Derivative assets, at fair value	54,582	44,389
Servicing rights, at fair value (includes $647,066 and $625,699 pledged to creditors in securitization trusts at September 30, 2025 and December 31, 2024, respectively)	1,637,930	1,633,661
Trading securities, at fair value	85,980	87,466
Property and equipment, net	58,037	61,079
Operating lease right-of-use assets	24,679	20,432
Loans eligible for repurchase	916,911	995,398
Investments in joint ventures	18,270	18,113
Other assets	205,022	235,907
Total assets	$6,244,985	$6,344,028
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,382,706	$2,377,127
Accounts payable, accrued expenses and other liabilities	373,627	379,439
Derivative liabilities, at fair value	12,085	25,060
Liability for loans eligible for repurchase	916,911	995,398
Operating lease liability	35,476	33,190
Debt obligations, net	2,090,870	2,027,203
Total liabilities	5,811,675	5,837,417
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 128,041,276 and 104,363,823 issued at September 30, 2025 and December 31, 2024, respectively	$128	$104
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at September 30, 2025 and December 31, 2024, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 116,685,115 and 131,432,929 issued at September 30, 2025 and December 31, 2024, respectively	117	131
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at September 30, 2025 and December 31, 2024, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at September 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock at cost, 8,517,138 and 5,270,250 shares at September 30, 2025 and December 31, 2024, respectively	(28,980)	(20,340)
Additional paid-in capital	880,389	843,523
Retained deficit	(592,382)	(550,623)
Noncontrolling interest	173,941	233,719
Total equity	433,310	506,611
Total liabilities and equity	$6,244,985	$6,344,028
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Interest income	$39,937	$38,673	$115,954	$104,650
Interest expense	(36,878)	(39,488)	(107,937)	(106,837)
Net interest income (expense)	3,059	(815)	8,017	(2,187)

Gain on origination and sale of loans, net	201,304	198,027	542,490	481,007
Origination income, net	34,750	23,675	95,539	56,775
Servicing fee income	111,783	124,133	324,270	373,273
Change in fair value of servicing rights, net	(46,198)	(56,563)	(139,677)	(162,619)
Other income	18,626	26,141	48,843	56,523
Total net revenues	323,324	314,598	879,482	802,772

EXPENSES:
Personnel expense	161,150	161,330	465,427	436,683
Marketing and advertising expense	37,700	36,282	113,828	95,811
Direct origination expense	21,965	23,120	64,375	62,841
General and administrative expense	45,352	22,984	129,214	153,889
Occupancy expense	4,287	4,800	12,715	15,113
Depreciation and amortization	6,729	8,931	20,774	27,329
Servicing expense	12,138	8,427	30,321	25,155
Other interest expense	44,292	45,129	131,555	144,676
Total expenses	333,613	311,003	968,209	961,497

(Loss) income before income taxes	(10,289)	3,595	(88,727)	(158,725)
Income tax (benefit) expense	(1,555)	923	(14,023)	(24,040)
Net (loss) income	(8,734)	2,672	(74,704)	(134,685)
Net (loss) income attributable to noncontrolling interests	(3,852)	1,303	(34,538)	(69,588)
Net (loss) income attributable to loanDepot, Inc.	$(4,882)	$1,369	$(40,166)	$(65,097)

(Loss) earnings per share:
Basic	$(0.02)	$0.01	$(0.19)	$(0.36)
Diluted	$(0.02)	$0.01	$(0.19)	$(0.36)

Weighted average shares outstanding:
Basic	211,442,981	185,385,271	206,745,124	183,041,489
Diluted	211,442,981	332,532,984	206,745,124	183,041,489

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Shares	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at June 30, 2024	85,982,810	141,540,233	97,026,671	$90	$142	$97	$(17,488)	$830,706	$(518,214)	$283,605	$578,938
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	4,463	—	—	4,463
Net common stock issued under stock-based compensation plans	4,526,974	(3,257,997)	—	5	(4)	—	(1,313)	7,373	—	(7,375)	(1,314)
Stock-based compensation	—	—	—	—	—	—	—	4,688	—	3,512	8,200
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(524)	(386)	(910)
Net income	—	—	—	—	—	—	—	—	1,369	1,303	2,672
Balance at September 30, 2024	90,509,784	138,282,236	97,026,671	$95	$138	$97	$(18,801)	$847,230	$(517,369)	$280,659	$592,049

Balance at June 30, 2025	111,861,924	121,630,108	97,026,671	$119	$122	$97	$(22,588)	$881,924	$(587,516)	$166,892	$439,050
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	65	—	—	65
Net common stock issued under stock-based compensation plans	7,662,214	(4,944,993)	—	9	(5)	—	(6,392)	(3,901)	—	9,586	(703)
Dividends to Class A and Class D shareholders	—	—	—	—	—	—	—	—	11	14	25
Stock-based compensation	—	—	—	—	—	—	—	2,301	—	1,298	3,599
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	5	3	8
Net loss	—	—	—	—	—	—	—	—	(4,882)	(3,852)	(8,734)
Balance at September 30, 2025	119,524,138	116,685,115	97,026,671	$128	$117	$97	$(28,980)	$880,389	$(592,382)	$173,941	$433,310

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding			Common stock $			Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2023	84,027,752	141,234,529	97,026,671	$87	$141	$97	$(16,493)	$821,055	$(451,706)	$351,303	$704,484
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	6,584	—	—	6,584
Net common stock issued under stock-based compensation plans	6,482,032	(2,952,293)	—	8	(3)	—	(2,308)	8,854	—	(8,859)	(2,308)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	4	5	9
Forfeiture of accrued distributions on unvested Class C common stock	—	—	—	—	—	—	—	—	6	9	15
Stock-based compensation	—	—	—	—	—	—	—	10,737	—	8,215	18,952
Distributions for taxes on behalf of shareholders, net		—	—	—	—	—	—	—	(576)	(426)	(1,002)
Net loss	—		—	—	—	—	—	—	(65,097)	(69,588)	(134,685)
Balance at September 30, 2024	90,509,784	138,282,236	97,026,671	$95	$138	$97	$(18,801)	$847,230	$(517,369)	$280,659	$592,049

Balance at December 31, 2024	99,093,573	131,432,929	97,026,671	$104	$131	$97	$(20,340)	$843,523	$(550,623)	$233,719	$506,611
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	(136)	—	—	(136)
Net common stock issued under stock-based compensation plans	20,430,565	(14,747,814)	—	24	(14)	—	(8,640)	32,631	—	(26,951)	(2,950)
Dividends to Class A and Class D shareholders	—	—	—	—	—	—	—	—	11	14	25
Stock-based compensation	—	—	—	—	—	—	—	4,371	—	2,689	7,060
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(1,604)	(992)	(2,596)
Net loss	—	—	—	—	—	—	—	—	(40,166)	(34,538)	(74,704)
Balance at September 30, 2025	119,524,138	116,685,115	97,026,671	$128	$117	$97	$(28,980)	$880,389	$(592,382)	$173,941	$433,310
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,704)	$(134,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash used in operating activities:
Depreciation and amortization expense	20,774	27,329
Amortization of operating lease right-of-use asset	7,955	8,161
Amortization of debt discount and debt issuance costs	18,739	11,966
Gain on origination and sale of loans	(528,426)	(391,437)
Fair value change in trading securities	(3,113)	(4,026)
Provision (benefit) for loss obligation on sold loans and servicing rights	6,843	(5,993)
Deferred tax benefit	(29,993)	(34,115)
Fair value change in derivative assets	9,794	18,989
Fair value change in derivative liabilities	(12,974)	(62,819)
Fair value change in loans held for sale	(36,051)	(19,219)
Fair value change in loans held for investment	(3,831)	(3,035)
Fair value change in servicing rights	158,562	132,457
Stock-based compensation expense	7,060	18,952
Originations of loans	(18,021,887)	(17,026,481)
Proceeds from sales of loans	19,079,417	16,742,208
Proceeds from principal payments	52,734	200,983
Payments to investors for loan repurchases	(748,062)	(468,779)
Premiums (paid) received on derivatives	(19,987)	5,938
Loss on extinguishment of debt	—	5,680
Disbursements from joint ventures	3,455	8,865
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	44,845	63,079
Net cash used in operating activities	(68,850)	(905,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,761)	(19,469)
Proceeds from sale of servicing rights	27,087	470,994
Cash flows received on trading securities	4,599	4,602
Investments in joint ventures	(150)	—
Proceeds from principal payments on loans held for investment	9,117	3,502
Return of capital from joint ventures	—	245
Net cash flows provided by investing activities	22,892	459,874

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$15,859,614	$16,228,053
Repayment of borrowings on warehouse and other lines of credit	(15,854,036)	(15,609,397)
Proceeds from debt obligations	1,026,974	1,052,851
Payments on debt obligations	(969,263)	(1,375,191)
Payments of debt issuance costs	(12,577)	(12,288)
Treasury stock purchased to net settle and withhold taxes on vested shares	(8,640)	(2,308)
Exercise of stock options	5,690	—
Dividends and shareholder distributions	(3,153)	(2,827)
Net cash provided by financing activities	44,609	278,893

Net change in cash and cash equivalents and restricted cash	(1,349)	(167,215)
Cash and cash equivalents and restricted cash at beginning of the period	527,221	745,856
Cash and cash equivalents and restricted cash at end of the period	$525,872	$578,641

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$208,221	$215,821
Income taxes	$507	$4,904

Supplemental disclosure of noncash investing and financing activities
Loans transferred from held for sale to held for investment	$—	$122,533
Operating leases right-of-use assets obtained in exchange for lease liabilities	$12,197	$2,975

Cash and cash equivalents and restricted cash reconciliation
Cash and cash equivalents	$459,161	$483,048
Restricted cash	66,711	95,593
Total cash and cash equivalents and restricted cash	$525,872	$578,641

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, except per share amounts, or unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

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

The Company maintains insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. The Company submitted claims to its insurers for reimbursement of some of the costs, expenses, and losses stemming from the Cybersecurity Incident. During the year ended December 31, 2024, the Company received $15.0 million of reimbursements from its insurers and recorded an additional insurance receivable of $20.0 million that was received in October 2025. No additional reimbursements are expected at this time.

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 15% of total loan originations for the nine months ended September 30, 2025.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 36%, 14%, and 12% of the Company’s loan sales for the nine months ended September 30, 2025. No other investors accounted for more than 5% of the loan sales for the nine months ended September 30, 2025.

The Company funds loans through warehouse and other lines of credit. As of September 30, 2025, 19%, 14% , and 13% of the Company's warehouse lines were payable to three separate lenders.

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

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,606,361	$—	$2,606,361
Loans held for investment	—	111,341	—	111,341
Trading securities	—	85,980	—	85,980
Derivative assets:
Interest rate lock commitments	—	—	50,725	50,725
Forward sale contracts	—	666	—	666
Interest rate swap futures	3,191	—	—	3,191
Servicing rights	—	—	1,637,930	1,637,930
Total assets at fair value	$3,191	$2,804,348	$1,688,655	$4,496,194
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$2,772	$2,772
Forward sale contracts	—	7,147	—	7,147
Put options on treasuries	2,166	—	—	2,166
Servicing rights	—	—	19,671	19,671
Total liabilities at fair value	$2,166	$7,147	$22,443	$31,756

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,603,735	$—	$2,603,735
Loans held for investment	—	116,627	—	116,627
Trading securities	—	87,466	—	87,466
Derivative assets:
Interest rate lock commitments	—	—	27,739	27,739
Forward sale contracts	—	16,650	—	16,650
Servicing rights	—	—	1,633,661	1,633,661
Total assets at fair value	$—	$2,824,478	$1,661,400	$4,485,878
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$2,187	$2,187
Interest rate swap futures	16,148	—	—	16,148
Forward sale contracts	—	896	—	896
Put options on treasuries	5,829	—	—	5,829
Servicing rights	—	—	18,151	18,151
Total liabilities at fair value	$21,977	$896	$20,338	$43,211

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$54,364	$1,616,854	$25,552	$1,615,510
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	127,272	69,163	374,608	188,789
Fallout	(25,267)	—	(68,337)	—
Transfers of IRLC to LHFS	(108,416)	—	(283,870)	—
Valuation changes in servicing rights, net(1)	—	(56,116)	—	(158,562)
Sales	—	(11,642)	—	(27,478)
Balance at end of period	$47,953	$1,618,259	$47,953	$1,618,259

(1)The change in unrealized gains or losses relating to servicing rights still held at September 30, 2025 amounted to a net loss of $23.5 million and a net gain of $31.9 million for the three and nine months ended September 30, 2025, respectively.

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

(1)The change in unrealized gains or losses relating to servicing rights that were still held at September 30, 2024, amounted to a net loss of $62.8 million and a net gain of $33.6 million for the three and nine months ended September 30, 2024, respectively.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	September 30, 2025				December 31, 2024
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	6.9%	-	99.9%	78.9%	0.1%	-	99.9%	75.2%

Servicing rights
Discount rate(2)	3.7%	-	18.1%	6.8%	4.1%	-	17.5%	6.5%
Prepayment rate	5.8%	-	14.0%	9.0%	5.4%	-	16.7%	8.1%
Cost to service (per loan)	$73	-	$132	$99	$73	-	$129	$96
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a nonrecurring basis as of September 30, 2025 or December 31, 2024.

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

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$822,991	$819,289	$812,122	$779,872
Other secured financings	$89,825	$91,097	$97,767	$98,820

Fair value of the Company’s Senior Notes is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy. Fair value of the Company’s other secured financings is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of loans held for sale by product type of loan as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
Conforming - fixed	$1,003,172	39%	$1,185,638	46%
Conforming - ARM	114,717	4	41,661	2
Government - fixed	865,237	34	986,799	38
Government - ARM	68,970	3	36,330	1
Other - residential mortgage loans	454,024	18	288,480	11
HELOC	56,418	2	58,849	2
Total	2,562,538	100%	2,597,757	100%
Fair value adjustment	43,823		5,978
Loans held for sale, at fair value	$2,606,361		$2,603,735

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$2,622,959	$2,377,987	$2,603,735	$2,132,880
Origination and purchase of loans	6,398,006	6,545,027	18,021,886	17,026,481
Sales	(6,651,025)	(6,311,590)	(18,739,780)	(16,527,301)
Transfers to loans held for investment	—	—	—	(122,532)
Repurchases	247,187	174,747	737,203	462,520
Principal payments	(17,379)	(19,396)	(52,734)	(200,983)
Fair value gain	6,613	23,509	36,051	19,219
Balance at end of period	$2,606,361	$2,790,284	$2,606,361	$2,790,284

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Premium from loan sales	$61,217	$81,081	$79,415	$100,406
Servicing rights additions	69,163	62,039	188,789	176,529
Unrealized gains (losses) from derivative assets and liabilities	2,613	1,887	(15,629)	58,071
Realized losses from derivative assets and liabilities	(33,569)	(59,712)	(17,326)	(105,609)
Discount points, rebates and lender paid costs	97,749	86,116	277,547	220,111
Fair value gain	6,613	23,509	36,051	19,219
(Provision) recovery for loan loss obligation for loans sold	(2,482)	3,107	(6,357)	12,280
Total gain on origination and sale of loans, net	$201,304	$198,027	$542,490	$481,007

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale.

	September 30, 2025			December 31, 2024
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$2,598,438	$2,553,037	$45,402	$2,582,937	$2,574,623	$8,314
90+ days delinquent(1)	7,923	9,501	(1,579)	20,798	23,134	(2,336)
Total	$2,606,361	$2,562,538	$43,823	$2,603,735	$2,597,757	$5,978
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

A summary of the changes in the balance of loans held for investment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$111,591	$120,287	$116,627	$—
Loans securitized, at fair value	—	—	—	122,532
Principal payments	(3,004)	(1,577)	(9,117)	(3,502)
Fair value gain	2,754	3,356	3,831	3,036
Balance at end of period	$111,341	$122,066	$111,341	$122,066

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for investment.

	September 30, 2025			December 31, 2024
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$102,959	$123,147	$(20,188)	$111,010	$135,335	$(24,325)
90+ days delinquent(1)	8,382	10,671	(2,289)	5,617	7,600	(1,983)
Total	$111,341	$133,818	$(22,477)	$116,627	$142,935	$(26,308)
(1)     90+ days delinquent loans are on non-accrual status.

Income from loans held for investment is included in other income on the consolidated statement of operations, and includes $1.4 million and $4.5 million of interest income for the three and nine months ended September 30, 2025, respectively, and fair value gains of $2.8 million and $3.8 million for the three and nine months ended September 30, 2025, respectively.

NOTE 5 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	September 30, 2025	December 31, 2024
Agency	$64,376,842	$65,092,009
Government	41,814,053	39,909,978
Other	12,037,251	10,969,997
Total servicing portfolio	$118,228,146	$115,971,984

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$1,616,854	$1,566,463	$1,615,510	$1,985,718
Servicing rights additions	69,163	62,039	188,789	176,529
Sales proceeds, net	(11,642)	(8,466)	(27,478)	(503,777)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(12,007)	(52,557)	(35,551)	(8,690)
Due to collection/realization of cash flows	(44,154)	(41,498)	(123,162)	(119,783)
Realized gains (losses) on sale of servicing rights(1)	45	32	151	(3,984)
Total changes in fair value	(56,116)	(94,023)	(158,562)	(132,457)
Balance at end of period(2)	$1,618,259	$1,526,013	$1,618,259	$1,526,013
(1)    Includes realized MSR sale gain and broker fees.
(2)    Servicing assets of $1.6 billion and $1.5 billion at September 30, 2025 and September 30, 2024, respectively, are presented net of servicing liabilities of $19.7 million and $16.7 million, respectively.

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual servicing fees	$87,034	$90,769	$252,815	$279,911
Late, ancillary and other fees	24,749	33,364	71,455	93,362
Servicing fee income	$111,783	$124,133	$324,270	$373,273

The following is a summary of the components of change in fair value of servicing rights, net of hedge as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Changes in fair value:
Due to collection/realization of cash flows	$(44,154)	$(41,498)	$(123,162)	$(119,783)

Due to changes in valuation inputs or assumptions	(12,007)	(52,557)	(35,551)	(8,690)
Realized gains (losses) on sale of servicing rights	45	32	151	(2,980)
Net (losses) gains from derivatives hedging servicing rights	10,129	37,624	19,369	(23,876)
Valuation changes in servicing rights, net of hedging gains and losses	(1,833)	(14,901)	(16,031)	(35,546)
Other realized losses on sales of servicing rights (1)	(211)	(164)	(484)	(7,290)
Changes in fair value of servicing rights, net	$(46,198)	$(56,563)	$(139,677)	$(162,619)
(1)Includes the (provision) recovery for estimated losses and broker fees on MSR sales.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	September 30, 2025	December 31, 2024
Fair Value of Servicing Rights, net	$1,618,259	$1,615,510
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(61,983)	(62,832)
Increase 2%	(121,186)	(122,064)
Cost of Servicing:
Increase 10%	(18,304)	(17,403)
Increase 20%	(36,720)	(34,857)
Prepayment Speed:
Increase 10%	(19,219)	(16,609)
Increase 20%	(38,167)	(32,518)

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

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
September 30, 2025:
Interest rate lock commitments	$2,496,680	Derivative asset, at fair value	$50,725	$—
Interest rate lock commitments	690,374	Derivative liabilities, at fair value	—	2,772

Forward sale contracts	426,731	Derivative asset, at fair value	666	—
Forward sale contracts	1,426,848	Derivative liabilities, at fair value	—	7,147

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	7,250	Derivative liabilities, at fair value	—	2,166

Interest rate swap futures	335	Derivative asset, at fair value	3,191	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$54,582	$12,085

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2024:
Interest rate lock commitments	$1,424,965	Derivative asset, at fair value	$27,739	$—
Interest rate lock commitments	370,092	Derivative liabilities, at fair value	—	2,187

Forward sale contracts	2,070,542	Derivative asset, at fair value	16,650	—
Forward sale contracts	29,567	Derivative liabilities, at fair value	—	896

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	2,878	Derivative liabilities, at fair value	—	5,829

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	2,075	Derivative liabilities, at fair value	—	16,148
		Total derivative financial instruments	$44,389	$25,060

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	Statements of Operations Location	2025	2024	2025	2024
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(6,411)	$15,874	$22,401	$17,681
Forward sale contracts	Gain on origination and sale of loans, net	(22,323)	(66,230)	(50,398)	(56,487)
Interest rate swap futures	Gain on origination and sale of loans, net	399	(1,621)	(17,760)	(9,096)
Put options	Gain on origination and sale of loans, net	(2,621)	(5,848)	12,802	364
Forward sale contracts	Change in fair value of servicing rights, net	7,088	12,240	11,396	(2,805)
Interest rate swap futures	Change in fair value of servicing rights, net	2,852	20,526	9,836	(16,348)
Put options	Change in fair value of servicing rights, net	189	4,858	(1,863)	(4,723)
Total realized and unrealized losses on derivative financial instruments		$(20,827)	$(20,201)	$(13,586)	$(71,414)

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of offset criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of September 30, 2025, and December 31, 2024, respectively. Refer to Note 9 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	September 30, 2025
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$8,829	$(8,163)	$666	$—	$(98)	$568
Interest rate swap futures	3,191	—	3,191	—	—	3,191
Total Assets	$12,020	$(8,163)	$3,857	$—	$(98)	$3,759

Liabilities:
Forward sale contracts	$15,310	$(8,163)	$7,147	$—	$(4,872)	$2,275
Put options on treasuries	2,166	—	2,166	—	(2,166)	—
Warehouse and other lines of credit	2,382,706	—	2,382,706	(2,382,706)	—	—
Secured debt obligations (1)	1,281,938	—	1,281,938	(1,281,938)	—	—
Total liabilities	$3,682,120	$(8,163)	$3,673,957	$(3,664,644)	$(7,038)	$2,275
(1)Secured debt obligations as of September 30, 2025 included secured credit facilities, Term Notes, and other secured financings.

	December 31, 2024
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$30,547	$(13,897)	$16,650	$—	$(10,179)	$6,471
Total assets	$30,547	$(13,897)	$16,650	$—	$(10,179)	$6,471

Liabilities:
Forward sale contracts	$14,793	$(13,897)	$896	$—	$(802)	$94
Put options on treasuries	5,829	—	5,829	—	(5,829)	—
Interest rate swap futures	16,148	—	16,148	—	(16,148)	—
Warehouse and other lines of credit	2,377,127	—	2,377,127	(2,377,127)	—	—
Secured debt obligations (1)	1,216,454	—	1,216,454	(1,216,454)	—	—
Total liabilities	$3,630,351	$(13,897)	$3,616,454	$(3,593,581)	$(22,779)	$94
(1)Secured debt obligations as of December 31, 2024 included secured credit facilities and Term Notes.

NOTE 8 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the nine months ended September 30, 2025, and year ended December 31, 2024.

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

Retained interests

In April 2024, the Company completed a transfer and securitization of a pool of performing, re-performing and non-performing residential mortgage loans. Pursuant to the credit risk retention requirements, mello Credit Strategies LLC, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing this securitization transaction. On the closing date, MCS and its wholly owned subsidiary retained a horizontal residual interest in the MMCA 2024-SD1 securitization comprised of the Class B notes and Trust Certificate. The Company determined that MCS is considered to be the primary beneficiary of the VIE as it retains all the risk and reward from the residual interest, and, therefore, the securitization trust is required to be consolidated. As of September 30, 2025, the remaining principal balance of loans transferred to the securitization trust was $133.8 million of which $10.7 million was 90 days or more past due.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s securitization and SPE VIEs.

	September 30, 2025	December 31, 2024
Assets
Loans held for sale, at fair value	$611,394	$293,165
Loans held for investment, at fair value	111,341	116,627
Restricted cash	4,526	10,794
Servicing rights, at fair value	647,066	625,699
Other assets	71,733	76,471
Total	$1,446,060	$1,122,756

Liabilities
Warehouse and other lines of credit	$600,000	$300,000
Debt obligations, net:
MSR facilities	86,914	193,800
Servicing advance facilities	53,480	72,530
Term Notes	346,708	200,000
Other secured financings	89,825	97,767
Total	$1,176,927	$864,097

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	September 30, 2025
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$85,980	$—	$85,980	$1,986,511
Investments in joint ventures	18,270	—	18,270	13,137
Total	$104,250	$—	$104,250

	December 31, 2024
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$87,466	$—	$87,466	$2,078,478
Investments in joint ventures	18,113	—	18,113	15,880
Total	$105,579	$—	$105,579

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of September 30, 2025, the remaining principal balance of loans transferred to these securitization trusts was $2.0 billion of which $3.3 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $1.7 million and $4.3 million for the three and nine months ended September 30, 2025, respectively, and $4.5 million and $11.1 million for the three and nine months ended September 30, 2024, respectively, and is included in other income in the consolidated statements of operations.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At September 30, 2025, the Company was a party to eleven revolving lines of credit with lenders providing $4.2 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at a derivative of the secured overnight financing rate (“SOFR”), plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of September 30, 2025, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.50% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines have maturities staggered from October 2025 through September 2026. As of September 30, 2025, there was one securitization facility with an original two year term scheduled to expire in September 2026 and one securitization facility with an original three year term scheduled to expire in April 2028. Warehouse lines and other lines of credit are subject to renewal based on periodic credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of September 30, 2025 and December 31, 2024, the Company had posted a total of $7.8 million and $15.6 million, respectively, of restricted cash as collateral with our warehouse lenders and securitization facilities of which $3.3 million and $4.8 million, respectively, were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of September 30, 2025, the Company was in compliance with all covenants under the warehouse lines.

Securitization Facilities

In September 2024, in connection with the termination of a securitization facility issued in 2021, the Company issued notes and a class of owner trust certificates through a securitization facility (“2024-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2024-1 Securitization Facility is secured by first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2024-1 Securitization Facility issued $300.0 million in notes that bear interest at SOFR, plus a margin. The 2024-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full, or (iii) the date of the occurrence and continuance of an event of default.

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

The following table presents information on warehouse and securitization facilities and the outstanding balance as of September 30, 2025 and December 31, 2024:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	September 30, 2025	December 31, 2024
Facility 1(1)	$400,000	$600,000	$1,000,000	9/22/2026	$450,992	$504,332
Facility 2(1)(4)	1,000	299,000	300,000	10/22/2025	222,572	201,735
Facility 3	—	225,000	225,000	4/14/2026	82,402	136,222
Facility 4(4)	—	175,000	175,000	10/29/2025	136,261	91,160
Facility 5(1)(3)	—	200,000	200,000	N/A	—	332
Facility 6	—	300,000	300,000	9/18/2026	253,344	276,799
Facility 7(2)	300,000	—	300,000	9/25/2026	300,000	300,000
Facility 8	250,000	350,000	600,000	11/13/2025	331,218	400,703
Facility 9(1)(4)	—	600,000	600,000	10/30/2025	305,917	465,844
Facility 10(2)	300,000	—	300,000	4/10/2028	300,000	—
Facility 11(1)(3)	—	150,000	$150,000	N/A	—	—
Total	$1,251,000	$2,899,000	$4,150,000		$2,382,706	$2,377,127
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
(4)In October 2025, the maturity date was extended to October 2026.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Maximum outstanding balance during the period	$2,395,860	$2,565,713	$2,528,173	$2,565,713
Average balance outstanding during the period	2,114,278	2,022,020	2,075,646	1,822,164
Collateral pledged (loans held for sale)	2,559,416	2,727,692	2,559,416	2,727,692
Weighted average interest rate during the period	6.31%	7.22%	6.37%	7.25%

NOTE 10 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$697,855	$762,319
Securities financing facilities	80,011	82,465
Servicing advance facilities	53,480	72,530
Total secured credit facilities	831,346	917,314
Term Notes	346,708	200,000
Other secured financings	89,825	97,767
Total secured debt obligations, net	1,267,879	1,215,081

Other debt obligations, net:
Senior Notes	822,991	812,122
Total debt obligations, net	$2,090,870	$2,027,203

Certain of the Company’s secured debt obligations require us to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company was in compliance with all such financial covenants as of September 30, 2025.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In August 2017, the Company established the loanDepot GMSR Master Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable funding and/or term notes, each of which are secured by participation certificates representing beneficial interests in the Company’s Ginnie Mae mortgage servicing rights. As of September 30, 2025, the fair value of the mortgage servicing rights was $647.1 million. In January 2024, the Company secured a new facility to re-issue a variable funding note that accrues interest at SOFR plus a margin per annum, providing an aggregate $150.0 million in borrowing capacity as of September 30, 2025 (including variable funding notes secured by servicing advances, see Servicing Advance Facilities below). In January 2025, the maturity date of the variable funding notes was extended to July 2026. As of September 30, 2025, the Company had $88.0 million in outstanding variable funding notes and $1.1 million in unamortized deferred financial costs. In May 2025, the loanDepot GMSR Master Trust issued the Series 2025-GT1 term notes in the aggregate principal amount of $200.0 million. The Series 2025-GT1 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in May 2030, or, if extended, to May 2032. The proceeds of Series 2025-GT1 Notes offering were used to prepay in full the Series 2018-GT1 Term Notes which had an outstanding principal balance of $200.0 million as of the date of prepayment. In July 2025, the loanDepot GMSR Master Trust issued the Series 2025-GT2 term notes in the aggregate principal amount of $150.0 million. The Series 2025-GT2 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in July 2030.

In January 2025, the Company entered into a credit facility agreement to provide for $400.0 million in borrowing capacity to replace a previous credit facility that was originally entered into in December of 2021. This facility is secured by Freddie Mac mortgage servicing rights with a fair value of $481.9 million as of September 30, 2025. This facility bears interest at SOFR, plus a margin per annum and matures in January 2027. At September 30, 2025, there was $319.5 million outstanding on this facility and $1.4 million in unamortized deferred financing costs.

In May 2025, the Company amended its facility that is secured by Fannie Mae mortgage servicing rights to appoint a new administrative agent and to assign to the administrative agent 100% of the commitment under its credit agreement originally dated December 15, 2023, as amended restated and supplemented from time to time. This revolving line of credit provides for up to $300.0 million in borrowing capacity. The facility is secured by Fannie Mae mortgage servicing rights with a fair value of $411.3 million as of September 30, 2025. The facility bears interest at SOFR, plus a margin per annum and matures in May 2026. At September 30, 2025, there was $294.5 million outstanding on this facility and $1.7 million in unamortized deferred financing costs.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 50% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of September 30, 2025, the trading securities had a fair value of $86.0 million on the consolidated balance sheets and there were $80.0 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR plus a margin per annum. In September 2024, the 2020-VF1 Notes were extended to mature in September 2026 (unless earlier redeemed in accordance with their terms). At September 30, 2025, there was $23.0 million in 2020-VF1 Notes outstanding, secured by servicing advances of $27.1 million.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum. As disclosed in MSR Facilities above, the Company secured a new facility in January 2024 to issue variable funding notes and to extend their maturity to July 2026. As of September 30, 2025, there was $30.4 million outstanding on the variable funding notes, secured by servicing advances of $44.6 million.

Term Notes

In May 2025, the Company, through the GMSR Trust issued the Series 2025-GT1 Term Notes (“GT1 Term Notes”). The GT1 Term Notes mature in May 2030 or if extended pursuant to the terms of the Series 2025-GT1 Indenture Supplement,

May 2032 and accrue interest at SOFR plus a margin per annum. At September 30, 2025, there were $200.0 million in GT1 Term Notes outstanding and $1.9 million of unamortized deferred financing costs. In July 2025, the Company, through the GMSR Trust issued the Series 2025-GT2 Term Notes (“GT2 Term Notes”). The GT2 Term Notes mature in July 2030 and accrue interest at SOFR plus a margin per annum. At September 30, 2025, there were $150.0 million in GT2 Term Notes outstanding and $1.4 million of unamortized deferred financing costs.

Other Secured Financings

In April 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans, whereby the loans were transferred to statutory trust MMCA 2024-SD1. The Company evaluated the sale of loans according to ASC 860 - Transfers and Servicing and determined that the transaction does not qualify for sale treatment. As a result, the securitization was recorded as a secured borrowing in which the loans remain on the consolidated balance sheet as loans held for investment, at fair value and the securitization debt is also recognized on the consolidated balance sheet in debt obligations, net. The secured financing is collateralized by and indexed to the pool of residential mortgage loans held by a VIE. As of September 30, 2025, there was $89.8 million outstanding in other secured financings, net of $5.7 million in debt discount and $0.9 million in unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% unsecured senior notes due November 2025, (the “2025 Senior Notes”). In June 2024, the Company completed an offer to exchange any and all of the outstanding 2025 Senior Notes for newly issued Senior Secured Notes due November 2027 (the “2027 Senior Notes”). The offer was an exchange for a mixed consideration of $1,100 in cash and principal amount of 2027 Senior Notes for each $1,000 principal amount of 2025 Senior Notes tendered at or prior to the expiration date. At the time of expiration, the Company repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. Interest on the 2027 Senior Notes accrues at a rate of 8.750% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2027 Senior Notes, in whole or in part, at various redemption prices. The 2027 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of LD Holding’s wholly-owned restricted subsidiaries, and secured by a first priority security interest (subject to permitted liens) in (1) a securities account holding certain risk retention securities (trading securities) held by MCS, a guarantor of the 2027 Senior Notes, (2) certain unencumbered non-agency mortgage servicing rights held by LDLLC, a guarantor of the 2027 Senior Notes, with a fair value of up to $60.0 million, and (3) a securities account holding $100.6 million aggregate principal amount of LD Holding’s 6.125% 2028 Senior Notes that were previously repurchased by LD Holdings held by ART, a guarantor of the 2027 Senior Notes.

The Company evaluated the debt exchange under the guidance in ASC 470-50 Debt - Modifications and Extinguishments. As the present value of the cash flows under the 2027 Senior Notes differed by more than 10% from the present value of the remaining cash flows under the terms of the 2025 Senior Notes, it was determined that the debt was substantially different, and therefore, the transaction was accounted for as a debt extinguishment. As of September 30, 2025, there were $19.8 million in 2025 Senior Notes outstanding and $7 thousand in unamortized deferred financing costs, which matured and was redeemed in November 2025. As of September 30, 2025 there were $340.6 million in 2027 Senior Notes outstanding, $29.9 million of unamortized debt discount and $4.2 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due April 2028 (the “2028 Senior Notes” and together with the 2025 Senior Notes and 2027 Senior Notes, the "Senior Notes"). Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the 2028 Senior Notes at various redemption prices. As of September 30, 2025, there were $499.4 million in 2028 Senior Notes outstanding and $2.6 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.90% - 4.25%.

NOTE 11 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $173.9 million and $233.7 million as of September 30, 2025 and December 31, 2024, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	216,550,809	64.98%	196,120,244	59.87%
Continuing LLC Members	116,685,115	35.02%	131,432,929	40.13%
Total	333,235,924	100.00%	327,553,173	100.00%

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

There was no Class B common stock outstanding during the nine months ended September 30, 2025 and 2024. The following table sets forth the calculation of basic and diluted loss per share for Class A common stock and Class D common stock:

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	Class A	Class D	Total	Class A	Class D	Total
Net loss allocated to common stockholders	$(2,642)	$(2,240)	$(4,882)	$(21,316)	$(18,850)	$(40,166)
Weighted average shares - basic	114,416,310	97,026,671	211,442,981	109,718,453	97,026,671	206,745,124
Loss per share - basic	$(0.02)	$(0.02)	$(0.02)	$(0.19)	$(0.19)	$(0.19)

Weighted average shares - diluted	114,416,310	97,026,671	211,442,981	109,718,453	97,026,671	206,745,124
Loss per share - diluted	$(0.02)	$(0.02)	$(0.02)	$(0.19)	$(0.19)	$(0.19)

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	Class A	Class D	Total	Class A	Class D	Total
Net income (loss) allocated to common stockholders	$653	$716	$1,369	$(30,590)	$(34,507)	$(65,097)
Weighted average shares - basic	88,358,600	97,026,671	185,385,271	86,014,818	97,026,671	183,041,489
Earnings (loss) per share - basic	$0.01	$0.01	$0.01	$(0.36)	$(0.36)	$(0.36)

Diluted earnings (loss) per share:
Net earnings (loss) allocated to common shareholders - diluted	$1,661	$685	$2,346	$(30,590)	$(34,507)	$(65,097)
Weighted average shares - diluted	235,506,313	97,026,671	332,532,984	86,014,818	97,026,671	183,041,489
Earnings (loss) per share - diluted	$0.01	$0.01	$0.01	$(0.36)	$(0.36)	$(0.36)

The potential dilutive effect of the exchange of Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange of Class C common stock for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of 25.4% and 25.0% for the three months ended September 30, 2025 and 2024, respectively, and 25.4% and 25.8%, for the nine months ended September 30, 2025 and 2024, respectively. The potential dilutive effect of stock options, restricted stock units, and ESPP shares is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive and excluded from the computation of diluted earnings (loss) per share for the presented periods.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Class C common stock	119,970,814	—	123,031,001	142,333,213
Stock options, restricted stock units, ESPP shares(1)	8,761,006	2,305,379	13,414,756	12,135,183
Total	128,731,820	2,305,379	136,445,757	154,468,396
(1)Stock options, restricted stock units, and ESPP shares are weighted for the portion of the period for which they were outstanding.

NOTE 13 – INCOME TAXES

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure.

As of September 30, 2025 and December 31, 2024, the Company had a deferred tax asset before any valuation allowance of $103.8 million and $67.9 million, respectively, and a deferred tax liability of $94.2 million and $90.6 million, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of September 30, 2025 and December 31, 2024 relates to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO. The deferred tax liability as of September 30, 2025 includes a one-time non-cash income tax benefit of $2.9 million due to the revaluation of the deferred tax liability as the result of California state tax changes passed as part of the 2025 California budget enacted on June 27, 2025 and effective retroactively to January 1, 2025. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at September 30, 2025 and December 31, 2024 using the combined federal and state rate (less federal benefit) of 25.4% and 25.8%, respectively. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2025, the Company had a valuation allowance of $2.6 million on the deferred tax assets of American Coast Title Company and tax credits that have limited carryforward periods and may expire prior to the Company being able to utilize them. The Company did not establish a valuation allowance for remaining deferred tax assets as the Company believes it is more likely than not that the Company will realize the benefits of the deferred tax assets. The Company recognized a TRA liability of $97.6 million and $80.2 million as of September 30, 2025 and December 31, 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA. The liabilities under the TRA are to compensate the original owners for 85% of the value for the tax savings associated with the amortization of the tax basis step-up. Refer to Note 15 - Commitments and Contingencies, for further information on the TRA liability.

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

Fees earned and costs incurred from joint ventures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loan processing and administrative services fee income	$4,276	$4,815	$12,443	$14,833
Loan origination broker fees expense	19,770	27,901	58,518	82,997

Net amounts payable to or receivable from joint ventures were as follows:

	September 30, 2025	December 31, 2024
Amounts payable to joint ventures	$4,029	$6,021

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the nine months ended September 30, 2025 or September 30, 2024.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $69.0 million and $17.5 million at September 30, 2025 and December 31, 2024, respectively.

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

Cybersecurity Incident Class Action Litigation

The Company has been named as a defendant in 23 putative class action cases alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The cases have been consolidated into a single action, In re loanDepot Data Breach Litigation, pending in the Central District of California. On August 25, 2025, the court granted final approval of a settlement agreement between parties. We have received inquiries and requests from various states and other regulators, and we are cooperating with such inquiries and requests. The Company does not believe that the amount of loss in excess of the amounts accrued is reasonably estimable in this matter at this time.

Employment Litigation

On September 21, 2021, a former senior operations officer filed a complaint, as subsequently amended, with the Superior Court of the State of California, County of Orange. The complaint originally named the Company, an executive officer, and a former executive officer as defendants, and alleged loan origination noncompliance and various employment-related claims, including hostile work environment and gender discrimination. The claims against the two executive officers were dismissed by the court in 2021. Plaintiff's claims regarding improper origination of loan documents, gender discrimination and several other ancillary employment claims were dismissed as a result of several pre-trial motions filed on behalf of the Company. On February 7, 2025, a unanimous jury returned a verdict in favor of loanDepot regarding the remaining claims in the litigation. Plaintiff filed a notice of appeal of the jury verdict on April 15, 2025. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Securities Class Action Litigation

Beginning in September 2021, two putative class action lawsuits were filed in the United States District Court for the Central District of California asserting claims under the U.S. securities laws against the Company, certain of its directors, and certain of its officers regarding certain disclosures made in connection with the Company’s IPO. The two actions were consolidated and a consolidated amended complaint was filed in June 2022, which, in addition to challenging disclosures made in connection with the IPO, alleges that certain disclosures made after the IPO were false and/or misleading. On June 26, 2023, the parties reached an agreement in principle to settle the action. On May 24, 2024, the Court granted final approval of the settlement and entered its final judgment dismissing the action. On June 18, 2024, one of the class members filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the district court’s order approving the settlement. On August 18, 2025, the Ninth Circuit affirmed the approval of the settlement.

Stockholder Derivative Litigation

Beginning in October 2021, four shareholder derivative complaints were filed in the United States District Court for the Central District of California against certain of the Company’s directors and officers, alleging, among things, that these defendants breached their fiduciary duties by causing the Company to make the disclosures being challenged in the putative securities class action described above and seeking unspecified monetary damages for the Company and that the Company make certain changes to its corporate governance. These derivative actions subsequently were consolidated into a single action (the “California Federal Action”). The California Federal Action currently is stayed. Beginning in March 2022, two substantially similar shareholder derivative complaints were filed in the United States District Court for the District of Delaware, and then were consolidated into a single action (the “Delaware Federal Action”). The Delaware Federal Action currently is stayed. Beginning in June 2023, three substantially similar shareholder derivative complaints were filed in the Delaware Court of Chancery. Two of the derivative actions were subsequently consolidated into a single action (the “Delaware Chancery Action”). The third action was voluntarily dismissed. On October 7, 2024, the parties of the above-referenced actions attended a global mediation where a settlement in principle was reached to resolve all of the actions, which included a set of governance reforms to be implemented by the Company. On September 26, 2025, final court approval of the settlement was granted for the California Federal Action, Delaware Federal Action and Delaware Chancery Action.

Telephone Consumer Protection Act Class Action

In June 2022, a putative class action lawsuit was filed against the Company, captioned Jeffrey Kearns v. loanDepot.com, LLC (“Kearns”), in the United States District Court for the Central District of California. The Second Amended Complaint (“SAC”) asserts claims under the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”), alleging the Company sent prerecorded voice calls to cellular telephones without express written consent. The SAC seeks actual and statutory damages under the TCPA, injunctive relief, and attorneys’ fees and costs. On October 21, 2025, the court granted plaintiff’s motion for class certification. The Company believes it has substantial defenses to this lawsuit and it continues to vigorously defend against it. The Company does not believe that a loss is reasonably estimable in this matter at this time.

Truth in Lending Act Class Action

In July 2025, five loanDepot borrowers filed a putative class action lawsuit in the United States District Court for the District of Maryland. The lawsuit alleges that the Company violated the Truth in Lending Act (“TILA”) by requiring loan officers to transfer retail borrowers’ loans to Internal Loan Consultants in certain circumstances and reducing the compensation those loan officers received on those loans. After loanDepot filed a motion to dismiss on September 12, 2025, the plaintiffs filed a First Amended Complaint (“FAC”), which asserts the same TILA claim. The Company believes it has substantial defenses to this lawsuit, and it continues to vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Antitrust Class Action

In October 2025, a group of borrowers, none of which have loans with loanDepot.com, LLC, filed a putative class action lawsuit in the United States District Court for the Middle District of Tennessee against mortgage technology software provider Optimal Blue and 29 lender-users of its software, including loanDepot.com, LLC. The lawsuit alleges that the defendants violated Section 1 of the Sherman Act by conspiring with each other to exchange competitively sensitive information through the use of such software, allegedly reducing competition and in turn increasing mortgage costs. The Company believes it has substantial defenses to this lawsuit and will vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of September 30, 2025 and December 31, 2024 approximated $3.2 billion and $1.8 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6 - Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$17,386	$20,790	$18,417	$31,980
Provision (recovery) for loan loss obligations	2,482	(3,107)	6,359	(12,280)
Charge-offs	(3,150)	(2,507)	(8,058)	(4,524)
Balance at end of period	$16,718	$15,176	$16,718	$15,176

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $0.6 million and $2.9 million as of September 30, 2025 and December 31, 2024, respectively.

TRA Liability

The Company recognized a TRA liability of $97.6 million and $80.2 million as of September 30, 2025 and December 31, 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc. Refer to Note 14 - Related Party Transactions for further detail on the payments.

NOTE 16 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $340.1 million as of September 30, 2025. As of September 30, 2025, the Company was in compliance with its regulatory capital and liquidity requirements.

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

As the Company operates as one operating segment, financial data provided in the consolidated financial statements, including total net revenues of $323.3 million, consolidated net loss of $8.7 million, and total assets of $6.2 billion, represent the performance of our single reportable segment. The consolidated statements of operations reflect the same level of significant expense categories regularly provided to the CODM for decision-making purposes. General and administrative expense reported in the consolidated statements of operations includes office and equipment expense, professional fees such as legal, compliance, consulting, and expenses for audit and tax services, data processing, telecommunications, travel and entertainment and other general expenses.

For the three and nine months ended September 30, 2025, there was no change in segmentation or measurement methods for segment reporting.

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
Our mortgage loan refinancing volumes (and to a lesser degree, our purchase volumes), balance sheet, and results of operations are influenced by changes in interest rates and how we effectively manage the related interest rate risk. The majority of our assets are subject to interest rate risk, including LHFS, LHFI, IRLCs, trading securities, servicing rights, forward sales contracts, interest rate swap futures and put options. We refer to such forward sales contracts, interest rate swap futures and put options collectively as “Hedging Instruments.” As interest rates increase, our LHFS, LHFI and IRLCs generally decrease in value while our Hedging Instruments utilized to hedge against interest rate risk typically increase in value. Rising interest rates cause our expected mortgage loan servicing revenues to increase due to a decline in mortgage loan prepayments which extends the average life of our servicing portfolio and increases the value of our servicing rights. Conversely, as interest rates decrease, our LHFS, LHFI and IRLCs generally increase in value while our Hedging Instruments decrease in value. In a declining interest rate environment, borrowers tend to refinance their mortgage loans, which increases prepayment speeds and causes expected mortgage loan servicing revenues to decrease. This reduces the average life of our servicing portfolio and decreases the value of our servicing rights. Changes in fair value of our servicing rights are recorded as unrealized gains and losses in change in fair value of servicing rights, net, in our consolidated statements of operations. Beginning in early 2022, long-term interest rates began a period of sustained increases through late 2024 when the Federal Reserve first lowered interest rates by 100 basis points. In September 2025, rates were again reduced by 25 basis points, although long-term interest rates, which fixed rate mortgages are linked with, have not materially decreased. In addition, continued uncertainty surrounding the impact of recent and potential governmental actions, such as tariffs, trade regulations, reductions of governmental employees and governmental spending, government shutdown, tax reform, and actions taken to address the debt ceiling, may cause long-term interest rates and mortgage rates to remain elevated or slow to adjust to rate changes, adversely impacting consumer sentiment and spending, which may lead to reduced demand for real estate, or have other negative impacts on the mortgage and real estate markets. Sustained elevated mortgage interest rates adversely impacted mortgage loan origination volumes, reducing demand for refinance mortgages and impacting affordability and qualification for homebuyers as well as due to a large number of existing homeowners benefiting from low-interest rates, adversely impacting purchase transaction supply.
Vision 2025, launched in July of 2022, was a critical factor in our successful navigation of unprecedented and challenging market conditions. We successfully completed our Vision 2025 strategic plan in 2024. Our current strategy builds on the pillars of Vision 2025 by focusing on our goal of becoming the lifetime lending partner of choice for homeowners, growing our mortgage reach and capabilities, growing our servicing portfolio over the long-term, and investing in low touch, data-driven mortgage processing workflow to drive operating leverage. During 2025, despite continued market challenges, we believe that the implementation of these initiatives will allow us to capture responsible, profitable market share growth while we continue to capitalize on our ongoing investments in technology driven operational efficiencies to achieve sustainable profitability in a wide variety of operating environments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
IRLCs	$9,463,052	$9,792,423	$25,661,739	$24,893,023
IRLCs (units)	34,790	33,724	95,298	83,060
Pull-through weighted lock volume	$6,970,592	$6,748,057	$18,737,337	$17,262,202
Pull-through weighted gain on sale margin	3.39%	3.29%	3.41%	3.12%
Loan originations by purpose:
Purchase	$3,949,864	$4,378,575	$11,277,549	$12,057,993
Refinance	2,584,110	2,280,754	7,164,882	5,250,321
Total loan originations	$6,533,974	$6,659,329	$18,442,431	$17,308,314
Loan originations (units)	24,767	23,489	69,010	59,533
Gain on sale margin	3.61%	3.33%	3.46%	3.11%
Licensed loan officers	1,574	1,669	1,574	1,669
Loans sold:
Servicing retained	$4,168,356	$3,818,375	$11,918,712	$10,816,315
Servicing released	2,488,073	2,487,589	6,847,994	5,833,916
Total loans sold(1)	$6,656,429	$6,305,964	$18,766,706	$16,650,231
Loans sold (units)	25,407	22,026	70,467	57,694
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$118,228,146	$114,915,206	$118,228,146	$114,915,206
Total servicing portfolio (units)	440,358	409,344	440,358	409,344
60+ days delinquent ($)(2)	$1,715,453	$1,654,955	$1,715,453	$1,654,955
60+ days delinquent (%)	1.45%	1.44%	1.45%	1.44%
Servicing rights at fair value, net(3)	$1,618,259	$1,526,013	$1,618,259	$1,526,013
Weighted average servicing fee (4)	0.30%	0.30%	0.30%	0.30%
Multiple(4) (5)	4.8	4.7	4.8	4.7
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

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth our consolidated financial statement data for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2025	2024
	(Unaudited)
REVENUES:
Net interest income (expense)	$3,059	$(815)	$3,874	475.3%
Gain on origination and sale of loans, net	201,304	198,027	3,277	1.7
Origination income, net	34,750	23,675	11,075	46.8
Servicing fee income	111,783	124,133	(12,350)	(9.9)
Change in fair value of servicing rights, net	(46,198)	(56,563)	10,365	18.3
Other income	18,626	26,141	(7,515)	(28.7)
Total net revenues	323,324	314,598	8,726	2.8
EXPENSES:
Personnel expense	161,150	161,330	(180)	(0.1)
Marketing and advertising expense	37,700	36,282	1,418	3.9
Direct origination expense	21,965	23,120	(1,155)	(5.0)
General and administrative expense	45,352	22,984	22,368	97.3
Occupancy expense	4,287	4,800	(513)	(10.7)
Depreciation and amortization	6,729	8,931	(2,202)	(24.7)
Servicing expense	12,138	8,427	3,711	44.0
Other interest expense	44,292	45,129	(837)	(1.9)
Total expenses	333,613	311,003	22,610	7.3

(Loss) income before income taxes	(10,289)	3,595	(13,884)	(386.2)
Income tax (benefit) expense	(1,555)	923	(2,478)	(268.5)
Net (loss) income	(8,734)	2,672	(11,406)	(426.9)
Net (loss) income attributable to noncontrolling interests	(3,852)	1,303	(5,155)	(395.6)
Net (loss) income attributable to loanDepot, Inc.	$(4,882)	$1,369	$(6,251)	(456.6)%
The $11.4 million variance from net income to net loss was primarily due to a $22.6 million increase in total expenses, offset by a $8.7 million increase in total net revenues. The increase in total expenses was driven by an increase in general and administrative expense primarily due to the $20.0 million insurance claim recovery related to the Cybersecurity Incident in the prior year. The increase in total revenues was primarily due to an increase in origination fee income and higher gain on sale margins and a decreased loss from change in fair value of servicing rights, net, partially offset by a decrease in servicing fee income.
Revenues
Net Interest Income. Net interest income primarily represents income earned on LHFS offset by interest expenses on amounts borrowed under warehouse and other lines of credit to finance these loans until sold. Our LHFS are generally tied to longer-term interest rates while our warehouse lines of credit are tied to short-term interest rates. Therefore, our net interest income is impacted by the term structure of market interest rates. The increase in net interest income was due to a $126.9 million increase in the average balance of LHFS, and a decrease in cost of funds on warehouse lines as short-term interest rates declined, offset by lower yields on LHFS and $92.3 million increase in average balance of warehouse lines.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2025	2024
Premium from loan sales	$61,217	$81,081	$(19,864)	(24.5)%
Fair value of servicing rights additions	69,163	62,039	7,124	11.5
Fair value gains on IRLC and LHFS	201	39,383	(39,182)	(99.5)
Fair value losses from Hedging Instruments	(24,544)	(73,699)	49,155	66.7
Discount points, rebates and lender paid costs	97,749	86,116	11,633	13.5
(Provision) recovery loan loss obligation for loans sold	(2,482)	3,107	(5,589)	(179.9)
Total gain on origination and sale of loans, net	$201,304	$198,027	$3,277	1.7%

The $3.3 million or 1.7% increase in gain on origination and sale of loans, net was primarily driven by a 3.3% increase in pull-through weighted interest rate lock volumes and an increase of 10 basis points in gain on sale margin.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $11.1 million, or 46.8%, increase in origination income, net, was the result of origination fees from higher loan originations in our consumer direct and retail channels and reduced JV originations driving higher origination fees and gain on sale margins.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The decrease of $12.4 million or 9.9% reflects a decrease in servicing fee collections due to a decrease of $3.3 billion in the average UPB of our servicing portfolio as the result of bulk sales completed in the prior year.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The increase of $10.4 million or 18.3% reflects an increased gain of $13.1 million in fair value, net of hedge, offset by a $2.7 million increase in fallout and decay.
Other Income. Other income includes our pro rata share of net earnings from joint ventures, fee income from title, escrow and settlement services for mortgage loan transactions performed by LDSS, interest income and fair value gains or losses in our trading securities, interest on cash deposits and interest income and fair value gains or losses from loans held for investment. The decrease of $7.5 million, or 28.7%, is primarily related to a $3.3 million decrease in fair value gains on trading securities, a $2.8 million decrease in income from joint ventures, and a $1.7 million decrease in other income primarily related to bank interest income, offset by a $1.0 million increase in title and escrow income.
Expenses
General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $22.4 million or 97.3% increase in general and administrative expense is primarily due to a $20.0 million insurance claim receivable related to the Cybersecurity Incident recorded in the prior year.
Depreciation and Amortization. The $2.2 million or 24.7% decrease in depreciation and amortization is primarily related to a $1.6 million decrease in software development amortization and a $277 thousand decrease in leasehold improvement amortization.

Servicing Expense. The $3.7 million or 44.0% increase in servicing expense reflects an increase in claims and REO losses, and loss mitigation expense associated with an increase in delinquencies and average age of loan serviced, and an increase in our servicing portfolio.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2025	2024
	(Unaudited)
REVENUES:
Net interest income (expense)	$8,017	$(2,187)	$10,204	466.6%
Gain on origination and sale of loans, net	542,490	481,007	61,483	12.8
Origination income, net	95,539	56,775	38,764	68.3
Servicing fee income	324,270	373,273	(49,003)	(13.1)
Change in fair value of servicing rights, net	(139,677)	(162,619)	22,942	14.1
Other income	48,843	56,523	(7,680)	(13.6)
Total net revenues	879,482	802,772	76,710	9.6
EXPENSES:
Personnel expense	465,427	436,683	28,744	6.6
Marketing and advertising expense	113,828	95,811	18,017	18.8
Direct origination expense	64,375	62,841	1,534	2.4
General and administrative expense	129,214	153,889	(24,675)	(16.0)
Occupancy expense	12,715	15,113	(2,398)	(15.9)
Depreciation and amortization	20,774	27,329	(6,555)	(24.0)
Servicing expense	30,321	25,155	5,166	20.5
Other interest expense	131,555	144,676	(13,121)	(9.1)
Total expenses	968,209	961,497	6,712	0.7
Loss before income taxes	(88,727)	(158,725)	69,998	44.1
Income tax benefit	(14,023)	(24,040)	10,017	41.7
Net loss	(74,704)	(134,685)	59,981	44.5
Net loss attributable to noncontrolling interests	(34,538)	(69,588)	35,050	50.4
Net loss attributable to loanDepot, Inc.	$(40,166)	$(65,097)	$24,931	38.3%
The decrease of $60.0 million, or 44.5% in net loss was due to an $76.7 million increase in total net revenues, partially offset by a $6.7 million increase in total expenses. The increase in total revenues was primarily due to an increase in gain on origination and sale of loans, net and origination fee income from higher loan origination volume and higher gain on sale margin, offset by a decrease in servicing fee income due to a decrease in average servicing portfolio balance. The increase in total expenses was driven by an increase in personnel expense and marketing and advertising expense, partially offset by a decrease in general and administrative expense and other interest expense.
Revenues
Net Interest Income. The increase in net interest income was driven by a $272.7 million increase in average balance of LHFS and lower cost of funds on warehouse lines as short-term interest rates were lower during the nine months ended

September 30, 2025, offset by an increase in loans financed on warehouse lines resulting in a $253.5 million increase in the average balance of warehouse lines and lower yield on LHFS.
Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2025	2024
Premium from loan sales	$79,415	$100,406	$(20,991)	(20.9)%
Fair value of servicing rights additions	188,789	176,529	12,260	6.9
Fair value gains on IRLC and LHFS	58,451	36,899	21,552	58.4
Fair value losses from Hedging Instruments	(55,355)	(65,218)	9,863	15.1
Discount points, rebates and lender paid costs	277,547	220,111	57,436	26.1
(Provision) recovery loan loss obligation for loans sold	(6,357)	12,280	(18,637)	(151.8)
Total gain on origination and sale of loans, net	$542,490	$481,007	$61,483	12.8%

The $61.5 million or 12.8% increase in gain on origination and sale of loans, net was primarily driven by higher loan origination volumes and gain on sale margins, partially offset by a provision for loan loss obligation for loans sold due to higher sales volume compared to a recovery for loan loss obligations in the prior year due to an adjustment to our reserve as the result of improved credit performance and reduced exposure as our peak production years met required payment histories.
Origination Income, Net. The $38.8 million or 68.3% increase in origination income, net, was primarily the result of an increase in consumer direct and retail volumes and a decrease in JV volumes driving higher origination fees and gain on sale margins.
Servicing Fee Income. The $49.0 million or 13.1% decrease was the result of a decrease in servicing fee collections and reduced ancillary income due to a decrease of $13.3 billion average UPB of our servicing portfolio from bulk sales completed in the prior year.
Change in Fair Value of Servicing Rights, Net. The increase of $22.9 million or 14.1% reflects an increased gain of $19.5 million in fair value, net of hedge and a $6.8 million decrease in provision and broker fees related to bulk sales in 2024, partially offset by a $3.4 million increase in fallout and decay.
Expenses
Personnel Expense. The increase of $28.7 million or 6.6% is primarily due to a $19.8 million volume-related increase in commissions, a $17.1 million increase in salaries and benefits, and a $3.7 million increase in severance offset by a $11.9 million reduction in equity compensation expense primarily due to forfeitures. As of September 30, 2025, we had 4,553 employees compared to 4,615 employees as of September 30, 2024.
Marketing and Advertising Expense. The increase of $18.0 million or 18.8% primarily reflects an increase in aggregate lead generation and direct mail marketing.
General and Administrative Expense. The $24.7 million or 16.0% decrease in general and administrative expense included a $15.6 million decrease in costs related to the Cybersecurity Incident in the prior year, a $12.6 million decrease in professional and consulting services primarily legal fees, and a $4.0 million increase in loss contingency expense.
Depreciation and amortization. The $6.6 million or 24.0% decrease in depreciation and amortization is primarily related to a $4.2 million decrease in software development amortization and a $1.2 million reduction in computer equipment depreciation.

Other Interest Expense. The $13.1 million or 9.1% decrease in other interest expense was the result of a $14.4 million decrease in MSR interest expense related to reduced draws as a result of bulk sales completed in 2024 and a $5.7 million loss on debt extinguishment in the prior period related to the June 2024 debt exchange, partially offset by a $6.8 million increase primarily due to discount amortization related to the 2027 Senior Notes and 2024-SD1 securitization.
Servicing Expense. The $5.2 million or 20.5% increase in servicing expense reflects an increase in default and loss mitigation expense associated with an increase in delinquencies and average age of loans serviced, and an increase in our servicing portfolio.

Balance Sheet Highlights
September 30, 2025 Compared to December 31, 2024
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$459,161	$421,576	$37,585	8.9%
Restricted cash	66,711	105,645	(38,934)	(36.9)
Loans held for sale, at fair value	2,606,361	2,603,735	2,626	0.1
Loans held for investment, at fair value	111,341	116,627	(5,286)	(4.5)
Derivative assets, at fair value	54,582	44,389	10,193	23.0
Servicing rights, at fair value	1,637,930	1,633,661	4,269	0.3
Trading securities, at fair value	85,980	87,466	(1,486)	(1.7)
Property and equipment, net	58,037	61,079	(3,042)	(5.0)
Operating lease right-of-use assets	24,679	20,432	4,247	20.8
Loans eligible for repurchase	916,911	995,398	(78,487)	(7.9)
Investments in joint ventures	18,270	18,113	157	0.9
Other assets	205,022	235,907	(30,885)	(13.1)
Total assets	$6,244,985	$6,344,028	$(99,043)	(1.6)%

LIABILITIES & EQUITY
Warehouse and other lines of credit	$2,382,706	$2,377,127	$5,579	0.2%
Accounts payable, accrued expenses and other liabilities	373,627	379,439	(5,812)	(1.5)
Derivative liabilities, at fair value	12,085	25,060	(12,975)	(51.8)
Liability for loans eligible for repurchase	916,911	995,398	(78,487)	(7.9)
Operating lease liability	35,476	33,190	2,286	6.9
Debt obligations, net	2,090,870	2,027,203	63,667	3.1
Total liabilities	5,811,675	5,837,417	(25,742)	(0.4)
Total equity	433,310	506,611	(73,301)	(14.5)
Total liabilities and equity	$6,244,985	$6,344,028	$(99,043)	(1.6)%

Cash and Cash Equivalents. The $37.6 million or 8.9% increase in cash and cash equivalents relates to an increase in debt obligations and a decrease in restricted cash, offset by net losses and repurchased loans.

Restricted Cash. Restricted cash was $66.7 million as of September 30, 2025 compared to $105.6 million as of December 31, 2024 representing a decrease of $38.9 million or 36.9%. The decrease was primarily the result of decreases in cash collateral associated with derivative activities and debt obligations.

Derivative Assets, at Fair Value. The $10.2 million, or 23.0% increase reflects a $23.0 million increase in IRLCs from higher notional balances, offset by a $12.8 million decrease in Hedging Instruments.
Loans Eligible for Repurchase. Loans eligible for repurchase were $916.9 million as of September 30, 2025, as compared to $995.4 million as of December 31, 2024, representing a decrease of $78.5 million or 7.9%. The decrease between periods was driven by repurchased loans, partially offset by an increase in Ginnie Mae serviced loans that were 90 days or more delinquent at September 30, 2025.
Debt Obligations, net. The increase of $63.7 million, or 3.1%, is due to a net increase of $82.2 million in MSR debt resulting from the issuance of Term Notes as MSR lines decreased, and funds were used to pay down $19.1 million in servicing advance facilities.
Equity. Total equity was $433.3 million and $506.6 million as of September 30, 2025 and December 31, 2024, respectively. The decrease was primarily attributed to a net loss of $74.7 million, the repurchase of treasury shares at cost of $8.6 million to net settle and withhold tax on vested RSUs and exercised options, and distributions for taxes on behalf of shareholders of $2.6 million, partially offset by stock-based compensation of $7.1 million and increase of $5.7 million related to the issuance of common stock through the exercise of stock options.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of September 30, 2025, unrestricted cash and cash equivalents were $459.2 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.8 billion.
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
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of September 30, 2025, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.

Seller/Servicer Financial Requirements
As a seller and servicer, we are subject to minimum net worth, liquidity, and other financial requirements. In 2022, both FHFA and Ginnie Mae revised these requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. Effective from December 31, 2023, revised FHFA and Ginnie Mae seller-servicer minimum financial eligibility requirements include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024 and Ginnie Mae has implemented a risk-based capital requirement effective December 31, 2024. As of September 30, 2025, we were in compliance with these financial requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the three months ended September 30, 2025, our loans remained on warehouse lines for an average of 18 days. Our warehouse facilities are generally short-term borrowings with original maturities of one year and our securitization facility is a two year term. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 62% of the mortgage loans that we originated during the nine months ended September 30, 2025 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to many private investors.
As of September 30, 2025, we maintained revolving lines of credit with eleven counterparties providing warehouse and securitization facilities with borrowing capacity totaling $4.2 billion of which $1.3 billion was committed. Our $4.2 billion of capacity as of September 30, 2025 was comprised of $3.9 billion with staggered maturities within one year and a $300.0 million securitization facility that matures in April 2028. As of September 30, 2025, we had $2.4 billion of borrowings outstanding and $1.8 billion of additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 9- Warehouse and Other Lines of Credit of the Notes to Consolidated Financial Statements contained in Item 1.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of September 30, 2025, we had a total of $7.8 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $3.3 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of September 30, 2025, MSR facilities secured by Fannie Mae and Freddie Mac MSRs had an outstanding balance of $610.9 million, secured by MSRs totaling $893.2 million. As of September 30, 2025, our Ginnie Mae MSR facility had an outstanding balance of $86.9 million in variable funding notes and $346.7 million in Term Notes, secured by Ginnie Mae MSRs totaling $647.1 million.
Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of September 30, 2025 there were outstanding securities financing facilities of $80.0 million, secured by trading securities with a fair value of $86.0 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of September 30, 2025 the outstanding balance on our servicing advance facilities was $53.5 million secured by servicing advance receivables totaling $71.7 million.
Other secured financings as of September 30, 2025 consisted of securitization debt of $89.8 million, net of $5.7 million in discount and $0.9 million in deferred financing costs and related to the securitization of a pool of residential mortgage loans held by a VIE. Consolidated VIEs are further discussed in Note 8 - Variable Interest Entities of the Notes to Consolidated Financial Statements contained in Item 1.
Unsecured debt obligations as of September 30, 2025 consisted of Senior Notes totaling $823.0 million net of $6.9 million of deferred financing costs and a discount of $29.9 million. In November 2025, the remaining $19.8 million of 2025 Senior Notes was redeemed. Periodically, and in accordance with applicable laws, and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. Debt obligations are further discussed in Note 10- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
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
Contractual Obligations and Commitments
Our estimated contractual obligations as of September 30, 2025 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$2,382,706	$2,082,706	$300,000	$—	$—
Debt obligations (1)
Secured credit facilities	835,491	515,991	319,500	—	—
Term Notes	350,000	—	—	350,000	—
Senior Notes	859,816	19,795	840,021	—	—
Other secured financings(2)	96,447	—	—	—	96,447
Operating lease obligations (3)	41,360	14,000	20,754	4,489	2,117
Naming and promotional rights agreements	34,996	9,496	12,000	12,000	1,500
Total contractual obligations	$4,600,816	$2,641,988	$1,492,275	$366,489	$100,064

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
Off-Balance Sheet Arrangements
As of September 30, 2025, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
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

Reconciliation of Non-GAAP Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA. We exclude from these non-GAAP financial measures the change in fair value of MSRs, gains (losses) from the sale of MSRs, and related hedging gains and losses that represent realized and unrealized adjustments resulting from changes in valuation, mostly due to changes in market interest rates, and are not indicative of the Company’s operating performance or results of operation. We have excluded expenses directly related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024, such as costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, and professional fees, including legal expenses, litigation settlement costs, and commission guarantees. We also exclude stock-based compensation expense, which is a non-cash expense, gains or losses on extinguishment of debt and disposal of fixed assets, and impairment charges to operating lease right-of-use assets, as well as certain costs associated with our restructuring efforts, as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense),” as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state, and local income taxes. Adjustments to Diluted Weighted Average Shares Outstanding assumes the pro forma conversion of weighted average Class C common stock to Class A common stock. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

•They do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted Total Revenue, Adjusted Net Income (Loss), and Adjusted EBITDA do not reflect any cash requirement for such replacements or improvements; and
•They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows.

Because of these limitations, Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA are not intended as alternatives to total revenue, net income (loss), net income (loss) attributable to the Company, or Diluted Earnings (Loss) Per Share or as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Total Revenue, Adjusted Net Income (Loss), Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for a reconciliation of these non-GAAP measures to their most comparable U.S. GAAP measures.

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total net revenue	$323,324	$314,598	$879,482	$802,772
Valuation changes in servicing rights, net of hedging gains and losses(1)	1,833	14,901	16,031	35,546
Adjusted total revenue	$325,157	$329,499	$895,513	$838,318
(1)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights. Refer to Note 5 - Servicing Rights, at Fair Value.

Reconciliation of Net (Loss) Income to Adjusted Net (Loss) Income (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net (loss) income attributable to loanDepot, Inc.	$(4,882)	$1,369	$(40,166)	$(65,097)
Net (loss) income from the pro forma conversion of Class C common stock to Class A common stock(1)	(3,852)	1,303	(34,538)	(69,588)
Net (loss) income	(8,734)	2,672	(74,704)	(134,685)
Adjustments to the benefit (provision) for income taxes(2)	978	(326)	8,769	17,982
Tax-effected net (loss) income	(7,756)	2,346	(65,935)	(116,703)
Valuation changes in servicing rights, net of hedging gains and losses(3)	1,833	14,901	16,031	35,546
Stock-based compensation expense	3,599	8,200	7,060	18,952
Restructuring charges(4)	2,147	1,853	4,425	7,105
Cybersecurity incident(5)	473	(18,880)	1,562	22,760
Loss (gain) on extinguishment of debt	—	—	—	5,680
Loss (gain) on disposal of fixed assets	3	3	30	(25)
Other impairment (recovery)(6)	—	10	5	1,202
Tax effect of adjustments(7)	(3,144)	(1,356)	(7,903)	(22,826)
Adjusted net (loss) income	$(2,845)	$7,077	$(44,725)	$(48,309)
(1)Reflects net (loss) income to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the benefit (provision) for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	4.39	4.01	4.39	4.84
Effective income tax rate	25.39%	25.01%	25.39%	25.84%

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
(6)Represents lease impairment on corporate and retail locations.
(7)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	211,442,981	332,532,984	206,745,124	183,041,489
Assumed pro forma conversion of weighted average Class C common stock to Class A common stock(1)	119,970,814	—	123,031,001	142,333,213
Adjusted diluted weighted average shares outstanding	331,413,795	332,532,984	329,776,125	325,374,702
(1)Reflects the assumed pro forma exchange and conversion of Class C common stock.

Reconciliation of Net (Loss) Income to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net (loss) income	$(8,734)	$2,672	$(74,704)	$(134,685)
Interest expense — non-funding debt(1)	44,292	45,129	131,555	144,676
Income tax (benefit) expense	(1,555)	923	(14,023)	(24,040)
Depreciation and amortization	6,729	8,931	20,774	27,329
Valuation changes in servicing rights, net of hedging gains and losses(2)	1,833	14,901	16,031	35,546
Stock-based compensation expense	3,599	8,200	7,060	18,952
Restructuring charges(3)	2,147	1,853	4,425	7,105
Cybersecurity incident(4)	473	(18,880)	1,562	22,760
Loss (gain) on disposal of fixed assets	3	3	30	(25)
Other impairment(5)	—	10	5	1,202
Adjusted EBITDA	$48,787	$63,742	$92,715	$98,820
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at September 30, 2025 was 33 days; and our average holding period of the loan from funding to sale was 36 days for the nine months ended September 30, 2025.
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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the nine months ended September 30, 2025 and 2024, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 1, 2025, we issued to stockholders 56,940 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On August 1, 2025, we issued to stockholders 25,000 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On September 2, 2025, we issued to stockholders 4,863,053 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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
10.1+
Form of Performance Restricted Stock Unit Award Agreement pursuant to the loanDepot, Inc. 2022 Inducement Plan (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed on September 12, 2025).

10.2+
Form of Restricted Stock Unit Award Agreement pursuant to the loanDepot, Inc. 2022 Inducement Plan (incorporated herein by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed on September 12, 2025).

10.3+
Transition and Separation Agreement and General Release of Claims between the Company and Jeff Walsh, dated August 5, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2025).

10.4#
Series 2025-GT2 Indenture Supplement, dated July 23, 2025, to the Third Amended and Restated Base Indenture, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 25, 2025).

10.5*#	Amendment No. 4 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated September 4, 2025, between JPMorgan Chase Bank, National Association, and loanDepot.com, LLC.
10.6*#	Amendment No. 5 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated October 27, 2025, between JPMorgan Chase Bank, National Association, and loanDepot.com, LLC.
10.7*	Amendment No. 7 to the Second Amended and Restated Mortgage Loan Purchase Agreement, dated September 10, 2025, between Bank of America, N.A., and loanDepot.com, LLC.
10.8*	Amendment No. 8 to the Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated October 20, 2025, between Bank of America, N.A., and loanDepot.com, LLC.
10.9*	Amendment No. 9 to the Second Amended and Restated Master Repurchase Agreement, dated October 20, 2025, between Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC.
10.10*#	Amendment No. 1 to Amended and Restated Master Repurchase Agreement and Securities Contract, dated September 15, 2025, between Bank of Montreal, loanDepot BMO Warehouse, LLC, and loanDepot.com, LLC.
10.11*#	Amendment No. 8 to Series 2020-VF1 Indenture Supplement, dated September 26, 2025, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

LOANDEPOT, INC.

Dated: November 7, 2025	By:	/s/ Anthony Hsieh
	Name:	Anthony Hsieh
	Title:	Chief Executive Officer and President

Dated: November 7, 2025	By:	/s/ David Hayes
	Name:	David Hayes
	Title:	Chief Financial Officer