Form 10-K
period 2025-12-31
loanDepot, Inc.
filed 2026-03-12
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025 the aggregate market value of the registrant’s Common Stock, $0.0001 par value (“common stock”), held by non-affiliates was $106,745,131 based on the closing price as reported on the New York Stock Exchange on that date.
As of March 10, 2026, 228,821,318 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding and 106,207,433 shares of the registrant’s Class B common stock, par value $0.001 per share, were outstanding. There are no shares of the registrant’s Class C common stock or Class D common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2026 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

loanDepot, Inc.
Annual Report on Form 10-K
December 31, 2025

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may contain the words “believe,” “aim,” “anticipate,” “expect,” “goal,” “intend,” “plan,” “predict,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases or future or conditional verbs such as “will,” “may,” “might,” “should,” “would,” or “could” and the negatives of those terms. Examples of forward-looking statements include, but are not limited to: information concerning our possible or assumed future results of operations, liquidity, financial covenants, expenses, business strategies, technology developments, artificial intelligence, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities, effects of competition, tax basis, payments under the tax receivable agreement, interest rate risk, and impact of the cybersecurity incident that occurred in the first quarter of 2024.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause actual results or outcomes to differ from those described in the forward-looking statement include, without limitation, those described in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results or outcomes could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-K, including “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Agencies	GSEs, FHA, FHFA and certain other federal governmental authorities
ART	Artemis Management, LLC (direct wholly-owned subsidiary of LD Holdings)
CFPB	Consumer Financial Protection Bureau
ECOA	Equal Credit Opportunity Act
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FIRREA	Financial Institutions Reform, Recovery, and Enforcement Act of 1989
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
Ginnie Mae	Government National Mortgage Association
GSE	Government Sponsored Enterprises, namely Fannie Mae and Freddie Mac
HELOC	home equity line of credit
HOEPA	Home Ownership and Equity Protection Act of 1994
HUD	Department of Housing and Urban Development
IRLC	interest rate lock commitments
LD Holdings	LD Holdings Group LLC
LDLLC	loanDepot.com, LLC (direct subsidiary of LD Holdings)
LDSS	LD Settlement Services, LLC (direct wholly-owned subsidiary of LD Holdings)
LHFI	loans held for investment
LHFS	loans held for sale
LTV	loan-to-value
MBA	Mortgage Bankers Association
MBS	mortgage-backed securities
MCS	mello Credit Strategies, LLC (direct wholly-owned subsidiary of LD Holdings)
Mello	mello Holdings, LLC (direct wholly-owned subsidiary of LD Holdings)
MSR	mortgage servicing rights
RESPA	Real Estate Settlement Procedures Act
RSU	restricted stock unit
TBA MBS	to be announced mortgage-backed securities
TILA	Truth in Lending Act
UPB	unpaid principal balance
VA	Department of Veterans Affairs
VIE	Variable Interest Entity

Numerical figures included in this Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

All references to years, unless otherwise noted or indicated by the context, refer to our fiscal years, which end on December 31.

Item 1. Business

Our Company

We are a leading provider of lending solutions that make the American dream of homeownership more accessible and achievable for all, especially the increasingly diverse communities of first-time homebuyers, through a broad suite of lending and real estate services that simplify one of life's most complex transactions. We launched our business in 2010 to disrupt the legacy mortgage industry and make obtaining a mortgage a positive experience for consumers. Our goal is to be the lender of choice for consumers and the employer of choice by being a company that operates on sound principles of exceptional value, ethics, and transparency. We offer a wide variety of loan products and our in-house servicing platform complements our loan origination strategy. We were the fifth largest retail-focused non-bank mortgage originator and the ninth largest overall retail originator during 2025 (based on data, published by Inside Mortgage Finance on February 12, 2026).

Market Considerations

During 2024 and 2025, the U.S. residential mortgage market continued to experience the impact of geopolitical risks and inflation. While the Federal Reserve lowered the Federal Funds rate three times in 2025, market concerns regarding, among other things, the long-term impacts of tariff policy and inflation resulted in long-term rates remaining elevated. The heightened rate environment negatively affected the affordability and loan qualification of homebuyers, contributed to the “lock-in” effect of borrowers that secured lower long-term interest rates during 2020 and 2021 giving rise to a lack of supply of homes available for sale and decreased demand for refinancing, shrinking mortgage loan origination volumes.

Actions taken by the Federal Reserve to impact short-term interest rates do not always have a corresponding impact on long-term interest rates, which more significantly influence the price of a fixed-rate mortgages. Despite the Federal Reserve reducing the Federal Funds rate to a range of 3.50% to 3.75%, the 30-Year Fixed Rate Mortgage Average in the United States as reported by the St. Louis Fed remained above 6% during all of 2025.

In February 2026, the MBA forecast an 8% increase in U.S. annual one-to-four family residential mortgage origination volume from $2.05 trillion in 2025 to $2.22 trillion in 2026, with a 10% increase in refinance activity. However, prevailing interest rates and strength of the housing market coupled with existing economic conditions such as market volatility, geopolitical risks, and inflation, contribute to inherent uncertainties in estimates and assumptions.

Strategy

We believe in our diversified business model, with robust origination capabilities across multiple channels that provide access to purchase, refinance and home equity lending opportunities across market cycles. These origination capabilities are complemented by our in-house servicing platform and recapture capabilities, all of which are enhanced by our technology assets and our nationally-recognized brand, which we believe gives us a distinct advantage in new customer acquisition.

Our strategic plan rests on four primary objectives:

1.Investing in the business through growth, operational efficiency and infrastructure. We intend to continue investing in recruiting and hiring sales talent across all origination channels. We also plan to further leverage technology to improve the customer experience and manufacturing processes. Finally, we expect to make additional investments in critical hardware and data upgrades which we believe will position us for future growth opportunities and to better mitigate risk.

2.Becoming a Best-in-Class Mortgage Banker. Our goals are simple: find another loan, close it faster, produce it cheaper, and maintain superior loan quality. We plan to do this by utilizing our scale and marketing prowess, leveraging our multi-channel origination strategy, investing in technology, and improving our processes.

3.Growing profitable market share. By hiring and training sales professionals in our direct channel, recruiting and attracting loan officers that have existing relationships with real estate professionals in our retail channel, and partnering with national and regional homebuilders in our joint venture channel, we plan to grow our origination capacity to capture profitable market share growth across refinance, resale and new home loans.

4.Returning to profitability. By investing in our origination and new customer acquisition capabilities, growing our servicing portfolio, improving our recapture rates, growing our brand and marketing, and increasing our operating leverage, we believe we can return to consistent profitability and create shareholder value.

Products

We have a broad loan product suite including conventional agency-conforming loans, conventional prime jumbo loans, FHA & VA loans, home equity lines of credit, and closed-end second liens.

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

In addition to the above product categories, we originate certain first-lien mortgage loans that are not underwritten in accordance with qualified mortgage underwriting standards and instead are underwritten based on the specific guidelines required by our network of buyers for these loans.

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

Joint Ventures and Other Partners: We've formed joint ventures with national home builders and affinity partners, aiming to offer integrated mortgage products. This approach reduces acquisition costs and emphasizes a high percentage of purchase originations in collaboration with home builders. Additionally, we source originations through direct referrals from our partners' customer interactions and from our network of independent wholesale brokers.

Servicing

Servicing involves collecting loan payments, sending principal and interest payments to investors, managing escrow funds for mortgage-related expenses like taxes and insurance, conducting loss mitigation activities, and administering our mortgage loan servicing portfolio in compliance with state and federal regulations and investor guidelines. Unlike origination and sales, servicing revenues are recurring in nature and repeat throughout the life of the underlying mortgage loan. In February 2023, we completed the transition of our servicing portfolio to our in-house platform. For the years ended December 31, 2025 and 2024, we retained servicing rights on 65% and 63% of loans sold, respectively. We service loans on behalf of investors in the underlying mortgages, and because we do not generally hold loans for investment purposes, our loss exposure is generally limited to investor guidelines regarding the servicing of delinquent loans. As of December 31, 2025, we serviced 448,261 customers with $119.1 billion in UPB of residential mortgage loans, 78% of which was associated with FICO scores above 680. Our servicing portfolio is comprised of 54% Agency MSRs associated with mortgage loans that conform to the guidelines set forth by GSEs, and 36% government MSRs associated with mortgage loans that are insured or guaranteed by government agencies, primarily through Ginnie Mae mortgage-backed securities.

Our servicing portfolio and in-house capabilities complement our loan origination strategy. In addition to fees we earn from servicing the loans, we also derive value from the ability to “recapture” the subsequent refinance or purchase mortgage business of borrowers in the servicing portfolio. The value of the recapture business is comprised of both the gain on sale revenue from the origination and with lower marketing expenses than a non-recapture origination. Our preliminary organic refinance, consumer-direct recapture rate for the year ended December 31, 2025 was 68%. We define organic refinance, consumer-direct recapture rate as the total UPB of loans in our servicing book that are paid in full for purposes of refinancing the loan on the same property, with the Company acting as lender on both the existing and new loan, divided by the UPB of loans in our servicing book that are paid in full for the purpose of refinancing the loan on the same property.

Ancillary Business

Settlement Services. LDSS is our captive title and escrow business. Title insurance is one of the most significant pieces of a real estate transaction, with vast potential to be digitized and better integrated with our lending operation.

Real Estate and Insurance Services. mello Home Services, LLC and mello Insurance Services, LLC are our wholly-owned captive real estate referral and insurance businesses. A large portion of our purchase-oriented customer leads have not yet selected a realtor or a homeowners or other consumer insurance policy, thus affording us the opportunity to provide a more integrated customer service between these key home-buying functions, as well as capture ancillary revenue in a RESPA-compliant manner.

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

Liquidity is crucial to the overall success of our business and is primarily managed by our treasury and capital markets teams. We have historically maintained liquidity levels that are designed to allow us to fund our loan origination business, manage our day-to-day operations and protect us against foreseeable market risks. Our sources of liquidity include loan funding warehouse facilities, MSR and servicing advance facilities, off-balance sheet gestation facilities, as well as cash on hand. As of

December 31, 2025, we had $337.2 million of cash and cash equivalents, along with $4.2 billion of loan funding capacity across eleven credit facilities, of which $2.9 billion was outstanding. Our $4.2 billion loan funding capacity was comprised primarily of maturities staggered throughout 2026 and one maturity in 2028.

Competition

As a technology-enabled platform that provides multiple mortgage loan and real estate services products, we compete with other lenders and market participants across a variety of industry segments, including banks and other “originate-to-hold” lenders, non-bank lenders, and other financial institutions, as well as traditional and technology-oriented platforms across the broader real estate and mortgage industry. With respect to our mortgage loan businesses, we face, and may face in the future, competition in such areas as loan product offerings, rates, fees and customer service. With respect to servicing, we face competition in areas such as fees, borrower satisfaction, compliance, and operational performance. Increased competition from new and existing market participants can impact our ability to continue to grow our loan origination volume, and we may be forced to accept lower margins in order to continue to compete and keep our volume of activity consistent with past or projected levels.

We believe that the principal factors that generally determine competitive advantage within our market include:

•ease and quickness of the loan application, underwriting and approval processes;
•overall customer experience, including transparency throughout each step of the transaction;
•brand recognition and trust;
•product selection; and
•effectiveness of customer acquisition.

We believe we compete favorably on the basis of our diversified customer acquisition model and origination channels, scale, brand, broad suite of products and we believe our proprietary technology platform has positioned us to profitably gain market share.

Regulatory Compliance

We operate within a complex area of the financial services industry, and our business requires a significant compliance and regulatory infrastructure. We have developed an operating platform designed to meet the needs of today’s compliance and regulatory environment. We leverage our proprietary technology powered by mello® and automated systems, which are designed to reduce errors, standardize processes, and facilitate compliance.

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

We are also subject to supervision and enforcement activity by federal government entities. Under the Dodd-Frank Act, the CFPB was established in 2011 to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair, deceptive or abusive acts or practices. While CFPB staffing, funding and enforcement are uncertain at this time, the CFPB still has broad supervisory and enforcement powers with regard to nonbanking companies, such as us, that engage in the origination and servicing of mortgage loans. As an approved originator and servicer of loans that are guaranteed by FHA and VA, and loans that are sold to Fannie Mae and Freddie Mac, our operations also may be reviewed by these, and other entities with whom we do business. We are also subject to oversight by the Federal Trade Commission, Department of Justice, HUD and FHFA.

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
•regulate consumer marketing techniques and practices;
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

In particular, we are required to comply with:

•Title V of the GLBA and Regulation P, FCRA and Regulation V, CCPA/CPRA and other state privacy laws which outline various privacy requirements, including initial and periodic communication with consumers on privacy matters, the maintenance of privacy regarding certain consumer data in our possession, and sharing information with affiliates and certain third parties;
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
•federal and state anti-predatory lending laws regarding “high cost” and net tangible benefit requirements, which tests may be highly subjective and open to interpretation;
•fair lending regulations, including the ECOA and Regulation B, the Fair Housing Act and other state laws, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit and requires that in certain circumstances, creditors provide appraisal-related disclosures and copies of appraisals to borrowers;
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
•state mortgage loan servicing laws, such as California’s Homeowner’s Bill of Rights, which can result in delays or rescission of foreclosure, and subject servicers to penalties and damages;
•advertising requirements, including Regulation N (the Mortgage Acts and Practices Advertising Rule) and the Telephone Consumer Protection Act, which prohibits companies from using an automatic dialer or robocalls to call people either at home or on their cell phones without their consent;
•Regulation AB under the Securities Act, which requires registration, reporting and disclosure for MBS;
•the Secure and Fair Enforcement for Mortgage Licensing Act, commonly known as the SAFE Act, and state laws requiring minimum standards for the licensing and registration of state licensed mortgage loan originators;
•state artificial intelligence laws regulating the development and use of AI technology;
•Dodd-Frank Act and other state laws prohibiting unfair, deceptive or abusive acts or practices;
•certain other provisions of the Dodd-Frank Act, which, as discussed elsewhere, is extensive in scope and authorizes the CFPB to engage in rulemaking activity and to enforce compliance with federal consumer financial laws, including TILA, RESPA, and the FDCPA; and
•The PATRIOT Act, which requires anti-money laundering programs and to file suspicious activity reports under the Bank Secrecy Act of 1970.

Other Laws

We are subject to various other laws, including employment laws related to hiring practices and termination of employees, wage and hour laws, health and safety laws, environmental laws and other federal, state and local laws in the jurisdictions in which we operate. We are also subject to a variety of investor and contractual obligations imposed by the GSEs, Ginnie Mae, the VA, the FHA, and others.

Human Capital

Our People. Our success is anchored in the dedication, expertise, and broad range of perspectives, viewpoints, and backgrounds of our workforce. As of December 31, 2025, we had approximately 4,700 employees and 960 independent contractors.

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

Intellectual Property

As of December 31, 2025, we hold 26 registered United States trademarks and 19 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as 5 issued United States patents and 11 United States patent applications. Our other intellectual property rights consist of unregistered copyrights, common law trademarks or servicemarks, trade secrets, proprietary know-how and technological innovations that we have developed to maintain our competitive position.

Available Information

loanDepot files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and other required information with the Securities and Exchange Commission ("SEC"). Any document loanDepot files may be inspected, without charge, at the SEC's website at http://www.sec.gov. In addition, through our corporate website at www.investors.loandepot.com, loanDepot provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable after such reports are filed with the SEC where they can be reviewed without charge. The information found on our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

An investment in our Class A Common Stock involves risk. You should carefully consider the following risks as well as the other information included in this annual report on Form 10-K and the information incorporated by reference herein. Any of the following risks could materially and adversely affect our business, reputation, financial condition, and results of operations. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect us. In any such case, the trading price of our Class A Common Stock could decline and you may lose all or part of your investment in our Company. Statements in this section are based on the Company’s beliefs and opinions regarding matters that could materially adversely affect the Company and our Class A Common Stock in the future. References to past events are provided by way of example only and are not intended to be a complete listing or representation as to whether such matters have or have not occurred previously or their likelihood of occurring in the future. Certain statements below are forward-looking statements. See the information included under the heading “Cautionary Statement Regarding Forward-Looking Information” included elsewhere in this annual report on Form 10-K. Because of the following risk factors, as well as other variables affecting the Company’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends may not accurately indicate results or trends in future periods.

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

•We may not achieve some or all of the expected benefits of our strategic plan.
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
•Our servicing rights are highly volatile assets with continually changing values that may decrease or be inaccurate.
•We have liability exposure for the performance of our prior subservicer.
•Our in-house servicing of loans carries with it increased operational and compliance costs and risks.
•We are required to make servicing advances.
•Our counterparties may terminate our servicing rights.
•Our servicing rights portfolio may experience increased delinquencies and defaults as it ages.
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

•Our vendor relationships subject us to a variety of risks and they may fail to adequately provide essential services.
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
•We depend on the programs of the Agencies and Ginnie Mae and changes or failures to comply with guidelines could materially alter our business.
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
•Control of the Company is concentrated with a few large stockholders whose interests may conflict with yours, limit or preclude your ability to influence corporate matters and may adversely affect the trading market for our Class A Common Stock.
•We have large stockholders with the right to engage or invest in the same or similar businesses as us.
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

Risks Related to our Business and Strategy

We may not achieve some or all of the expected benefits of our strategic plan and our initiatives may adversely affect our business.

Our strategic plan is designed to address current and anticipated mortgage market conditions and facilitate profitable market share growth, profitable operations, best-in-class mortgage banking operations, operational efficiencies, and investments in technology that improve the customer experience, our manufacturing processes, our risk profile and our growth prospects. Our strategy is described more fully in Part I, Item 1, “Business—Strategy.” We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operations from our strategic plan due to unforeseen difficulties, delays, unexpected costs, market conditions materially different than our predictions, or other risks described in these Item 1A Risk Factors. If we are unable to execute on our business strategies we may face significant challenges in:

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

We may not be able to execute on our strategic plan and failure to do so could adversely affect our ability to generate revenue and control our expenses.

If new products, services, enhancements or expansions do not achieve sufficient acceptance or do not result in anticipated efficiencies and revenues, our financial results and competitive position could be harmed.

We have derived substantially all of our revenue from originating, selling and servicing traditional mortgage loans. Efforts to expand with new or revised consumer products and services, such as HELOCs, closed-end second lien mortgage loans, insurance, real estate services, or other products consistent with our business purpose, may not succeed and may reduce expected revenue growth. Furthermore, we incur expenses and expend resources upfront to develop, acquire and market new products, platform enhancements, additional features, improved functionality and other changes to make our products more desirable to consumers. New and revised products and services may not achieve high levels of market acceptance. Some of the new or revised products and services we have introduced have not been, and may never be, as successful as anticipated.

New and revised products and services can fail to attain sufficient market acceptance for many reasons, including:

•our failure to predict market demand accurately or to supply products and services that meet market demand in a timely fashion;
•negative publicity about the performance or effectiveness of our products or services or our customer experience;
•our ability to obtain financing sources at competitive rates to support such products and services;
•regulatory hurdles;
•delays in releasing the new or revised products and services to market;
•defective or inadequate systems and procedures to support and facilitate the new or revised products and services;

•any failure of our sales or operational teams to adequately accept, promote or support the new or revised products or service; and
•the offering or anticipated offering of competing products or services by our competitors.

If our new new products, services, enhancements or expansions do not achieve adequate acceptance in the market, our competitive position, revenue and operating results can be harmed. The adverse effect on our financial results may be particularly acute because of the significant development, marketing, sales and other expenses we will have incurred in connection with the new or revised products or services before such products or services generate sufficient revenue. Additionally, we may not be able to develop, commercially market and achieve acceptance of our new or revised products and services. Our investment of resources to develop new and revised products and services can either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new or revised products and services.

In addition, significantly expanding existing business activities or strategies can expose us to new or increased financial, operational, regulatory, reputational and other risks. For example, our closed-end second lien mortgage loans and second lien HELOCs are subject to a higher risk of loss than other loans since our second lien is subordinated to more senior secured loan claims. As another example, developing an in-house servicing operation required us to heavily invest in employee recruiting and development, and to implement new technologies and new control processes to manage the increased risk and regulatory requirements. Even with several years of experience now, we still cannot be certain that we will be able to manage the associated costs, risks and compliance requirements of maintaining our in-house mortgage servicing capabilities due to a number of reasons, such as a lack of sufficient experienced management-level personnel, increased administrative burden, increased logistical problems common to large, expansive operations, increased credit and liquidity risk and increased regulatory scrutiny. In addition, while our strategy is to continue growing our MSR business, we have made bulk sales of MSRs and we may sell additional MSRs.

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

We believe that developing and maintaining awareness of our brands in a cost-effective manner is critical to attracting new and retaining existing customers. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and the experience of our customers. Our efforts to build our brands have involved significant expense, and our future marketing efforts will require us to maintain or incur significant additional expense. These brand promotion activities may not result in increased revenue and, even if they do, any increases may not offset the expenses incurred. If we fail to successfully promote and maintain our brands or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may lose our existing customers to our competitors or be unable to attract new customers.

Additionally, reputational risk, or the risk to our business, results of operations and financial condition from negative public opinion, is inherent in our business. Negative public opinion or perceptions about our services, trustworthiness, and business practices can result from actual or alleged activities or conduct by our employees or representatives (even if related to isolated incidents or to practices not specific to the origination or servicing of loans), including lending and debt collection practices, cybersecurity incidents, marketing and promotion practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, including on social media or by the analysis community, whether factually accurate or not, or from advocacy by special interest groups supporting additional governmental requirements on non-bank consumer loans and other financial products. Negative public opinion could erode trust and confidence and damage our reputation among existing and potential customers. In turn, this could decrease the demand for our products and services, increase regulatory scrutiny, lead to more restrictive laws or regulations, and detrimentally affect our business.

We may grow by making acquisitions, and we may not be able to identify or consummate acquisitions or otherwise manage our future growth effectively.

We may grow by acquiring additional companies or businesses. We may not be successful in identifying origination platforms or businesses, or other businesses that meet our acquisition criteria in the future. In addition, even after a potential acquisition target has been identified, we may not be successful in completing or integrating the acquisition. We face significant competition for attractive acquisition opportunities from other well-capitalized companies, who may have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions than we do. As a result of such competition, we may be unable to acquire certain assets or businesses that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could impede our growth.

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

One of the focuses of our origination efforts is retention, which involves actively working with existing customers to refinance their mortgage loans with us instead of another residential mortgage originator of mortgage loans. Customers who refinance have no obligation to refinance their loans with us and may choose to refinance with a competitor. Additionally, we may elect not to refinance an existing customer’s mortgage loan due to a number of reasons, including, but not limited to, the customer’s inability to meet our eligibility requirements. Further, we may be contractually restricted from soliciting certain customers whose loans we service. If customers refinance with a competitor, this decreases the profitability of our retained servicing portfolio because the original loan will be repaid prematurely, and we will not have an opportunity to earn further servicing fees after the original loan is paid in full. If we are not successful in retaining our existing loans that are refinanced, our servicing portfolio will become increasingly subject to run-off, which could have a material adverse effect on our consolidated financial position, results of operations or cash flow.

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

We employ various economic hedging strategies that utilize derivative instruments to mitigate the interest rate and fall-out risks that are inherent in many of our assets, including our IRLCs, our LHFS and our MSRs. Our derivative instruments, which currently consist of forward sale contracts, interest rate swap futures, and put options on treasuries are accounted for as free-standing derivatives and are included on our consolidated balance sheets at fair market value. Our operating results may suffer because losses on derivatives we enter into may not be offset by changes in the fair value of the related hedged transaction.

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

We monitor the markets and make necessary adjustments to our models and apply management judgment in the interpretation and adjustment of the results produced by our models. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to update or replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions. In addition, we may not have adequate resources or the required expertise to sufficiently control processes for model updates, including model development, testing, independent validation and implementation. Flawed models or uses of models, including those that rely on artificial intelligence (“AI”), may result in, among other consequences, erroneous, biased or misleading outputs, inappropriate business decisions, inadequate risk management or enhanced regulatory supervision, which could have a material adverse effect on the Company’s results of operations, financial condition and reputation.

The geographic concentration of our loan originations may adversely affect our lending business.

A substantial portion of our aggregate mortgage loan origination is secured by properties concentrated in the states of California, Texas and Florida, and properties securing a substantial portion of our outstanding UPB of mortgage loan servicing rights portfolio are located in California, Texas, Florida, Arizona, Virginia and New York. To the extent that these states experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans that we service in those states makes the adverse impact from any decreases in the value of our servicing rights more severe. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Homeowners’ insurance in California, Florida, Texas and other states has become increasingly expensive and harder to obtain, including as a result of wildfires, hurricanes and other calamities, which has resulted in, and may continue to result in, higher delinquency rates relative to other states and may adversely affect our lending business. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could materially adversely affect our business, financial condition and results of operations.

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

Repurchased loans typically can only be resold at a discount to their repurchase price. Losses on repurchased loans or loans subject to repurchase that were originated at interest rates lower than currently prevailing rates typically result in more severe losses. Additionally, certain investors may no longer offer alternatives to repurchase that could help to mitigate losses on repurchased loans. To recognize these potential indemnification and repurchase losses, we have recorded estimated loan loss obligations for loans sold of $16.1 million and $18.4 million at December 31, 2025 and 2024, respectively. Our liability for repurchase losses is assessed quarterly. Although not all mortgage loans repurchased are in arrears or default, as a practical matter most have been. Factors that we consider in evaluating our reserve for such losses include default expectations, actual and expected investor repurchase demands (influenced by, among other things, current and expected mortgage loan file requests and mortgage loan insurance rescission notices), appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the mortgage loan satisfies the investor’s applicable representations and warranties), reimbursement by third-party originators, and projected loss severity. Also, although we re-evaluate our reserves for repurchase losses each quarter, evaluations are estimates and the reserves may not be adequate. Additionally, if home values decrease, our realized mortgage loan losses from mortgage loan indemnifications and repurchases may increase.

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

Additionally, we are not always able to recover amounts from third parties from whom we may seek indemnification or against whom we may assert a loan repurchase demand in connection with a breach of a representation or warranty due to financial difficulties or otherwise. As a result, we are exposed to counterparty risk in the event of non-performance by counterparties to our various contracts, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, which could result in substantial losses for which we may not have insurance coverage.

If the value of the collateral underlying certain of our loan funding facilities decreases, we could be required to satisfy a margin call, and an unanticipated margin call could have a material adverse effect on our liquidity.

Certain of our loan funding and MSR-backed facilities are subject to margin calls based on the lender’s opinion of the value of the loan collateral securing such financing. In addition, certain of our hedges related to newly originated mortgages are subject to margin calls. A margin call would require us to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material adverse effect on our liquidity. We have faced some margin calls on hedges and our financing facilities and may face additional margin calls in the future. Our regular stress tests of our positions may not be adequate to prevent additional margin calls that could impact our liquidity, particularly if the interest rate market experiences significant volatility.

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

•the speed of prepayment and repayment of the loans;
•discount rates;
•projected and actual rates of delinquencies, defaults and liquidations;
•future interest rates and other market conditions;
•our cost to service the loans;
•ancillary fee income;
•amounts of future servicing advances and associated interest expenses; and
•amounts of future escrow balances and net float income.

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

On February 1, 2023, we completed the transfer of servicing operations from Cenlar FSB (“Cenlar”) and brought the servicing of all MSRs in-house. Cenlar was our primary subservicer from 2012 to 2023. Notably, on October 26, 2021, Cenlar entered into a consent order with its prudential regulator, the Office of the Comptroller of the Currency, regarding an alleged failure to establish effective controls and risk management practices related to its mortgage servicing and subservicing activities. When Cenlar serviced our loans on our behalf, there were a number of factors out of our control that could have negatively impacted Cenlar’s ability to effectively service our portfolio and to satisfy their contractual obligations to us. These included actions taken by Cenlar in running their businesses such as management of staffing levels and the number of customers serviced, and the occurrence of external events, including, but not limited to regulatory changes, enforcement actions, and natural disasters that may have posed challenges to Cenlar. The failure on Cenlar’s part to effectively service our portfolio of MSRs in the past has resulted in, and may result in, residual, regulatory, operational and litigation risk, which could adversely impact our business, financial condition, liquidity and results of operations. Cenlar recently announced that its subservicing business is being acquired by one of our competitors. Our current servicing operations also have addressed, and could be required to continue to address, any past servicing concerns on behalf of Cenlar, which also could result in regulatory, operational and litigation risk.

In-house servicing of loans increases operational and compliance costs as we become directly responsible for complying with investor and regulatory requirements.

Our transition from an outsourcing model to an in-house model for the servicing of loans means that we are directly responsible for complying with applicable laws and regulations related to servicing, as well as the guidelines set forth by the Agencies and other investors (including securitization trusts) on whose behalf we service mortgage loans. Failure to comply with these laws, regulations, or guidelines, which risk is higher than some of our competitors due to our limited operating history, can result in litigation, the assessment of fines and loss of reimbursement of loan-related advances, expenses, interest and servicing fees, as well as reputational damage. When the subservicing of a loan is transferred to the Company to be serviced in-house, the loan may have been previously serviced in a manner that will contribute towards our not meeting certain servicing guidelines or legal requirements. If not recovered from a prior servicer, such event could lead to the eventual realization of a loss to us.

We are required to make servicing advances that can be subject to delays in recovery or, to a lesser extent, may not be recoverable in certain circumstances, which could adversely affect our liquidity and business.

For mortgage loans, during any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors and pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. When home values rise, costs increase, or delinquencies increase, we are typically required to advance greater amounts. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or foreclosure or a liquidation occurs. If the home value decreases and the property is sold in foreclosure or is real estate owned, we may not recover all of our advance funds. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could adversely affect our business, financial condition and results of operations. As our servicing portfolio continues to age, defaults might increase as the loans age, which may increase our costs of servicing and could be detrimental to our business. Market disruptions, natural disasters, pandemics, or economic downturns may necessitate the offering of a temporary period of forbearance for customers unable to pay on certain mortgage loans and may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans and delaying our recoveries. We are subject to such forbearance requirements in California, Florida and other jurisdictions in connection with fires, hurricanes and other catastrophe events. In connection with large scale catastrophe or other adverse events, particularly in jurisdictions where we have large concentrations of serviced loans, we may be required to advance funds in excess of our funding capacity, which could materially and adversely affect our mortgage loan servicing activities and our status as an approved servicer by Fannie Mae and Freddie Mac and result in our termination as an issuer and approved servicer by Ginnie Mae.

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

Any significant increase in required servicing advances or delinquent or other loan repurchases, could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition.

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

Adverse actions by Ginnie Mae could materially and adversely impact our business, reputation, financial condition, liquidity and results of operations, including if Ginnie Mae were to terminate us as an issuer or servicer of Ginnie Mae loans or otherwise take action indicating that such a termination was planned. For example, such actions could make financing our business more difficult, including by making future financing more expensive or, if a lender were to allege a default under our debt agreements, could trigger cross-defaults under all our other material debt agreements. See “Changes in or failure to satisfy Agency or Ginnie Mae guidelines or requirements could adversely affect our business” below for additional discussion.

If we were to have our servicing rights terminated on a material portion of our servicing portfolio, the value of our servicing rights could be reduced or, potentially, eliminated entirely and our business, financial condition and results of operations could be adversely affected.

Our servicing rights portfolio may experience increased delinquencies and defaults as it ages, which may adversely affect our business and financial condition.

With respect to mortgage loans, the likelihood of delinquencies and defaults, and the associated risks to our business, including higher costs to service such mortgage loans and a greater risk that we may incur losses due to repurchase or indemnification demands, may change as mortgage loans season, or increase in age. Newly originated mortgage loans typically exhibit low delinquency and default rates as the changes in economic conditions, individual financial circumstances and other factors that drive borrower delinquency often do not appear for months or years. The delinquency rate and defaults of the loans underlying the servicing rights portfolio, in particular FHA insured loans, increased in recent years and may continue to increase as the portfolio continues to season, but we may not accurately predict the magnitude of this impact on our results of operations. In addition, it may be difficult to compare our business to our mortgage loan originator competitors. Such competitors may be better able to model delinquency and default risk and may be better than we are in establishing appropriate loss reserves based on their longer operating histories. Any inadequacy of our loss reserves established for delinquencies, defaults, or otherwise may result in future financial restatements or other adverse events.

We rely on joint ventures with industry partners through which we originate mortgage loans. If any of these joint ventures are terminated, our revenues could decline.

We are party to joint ventures with partners such as home builders and real estate brokers, and the termination of any of these joint ventures (including as a result of one of our partners exiting the industry, operating independently, or forming a joint venture with another lender), or a decline in the activity of the building industry generally, could cause revenue from loans originated through these joint ventures to decline, which would negatively impact our business. We face significant competition for attractive joint ventures opportunities, and we may be unsuccessful in forming profitable joint ventures, which could adversely affect our growth strategy. We could be held liable for the activities of the joint ventures or our joint venture partners, particularly if they do not comply with applicable laws or regulations, which could materially increase our expenses, harm our reputation, and hinder our ability to form new joint ventures.

Challenges to the MERS System could materially and adversely affect our business.

MERSCORP, Inc. maintains an electronic registry, referred to as the MERS®System, which tracks servicers, ownership of servicing rights, and ownership of mortgage loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We have in the past and intend to continue to use MERS as a nominee. The MERS®System is widely used by participants in the mortgage finance industry.

MERS’s legal standing to initiate foreclosures or act as nominee for lenders in mortgages and deeds of trust recorded in local land records has been disputed and questioned. The ownership and enforceability of mortgage loans registered in MERS has also been challenged. These challenges have focused public attention on MERS and on how mortgage loans are recorded in local land records. Ongoing or future challenges could result in delays and additional costs in commencing, prosecuting and completing foreclosure proceedings, conducting foreclosure sales of mortgaged properties and submitting proofs of claim in borrower bankruptcy cases. An adverse decision in any jurisdiction may delay the foreclosure process in other jurisdictions and compound such adverse effects.

We depend on the accuracy and completeness of information about borrowers and any misrepresented information could adversely affect our business.

In deciding whether to extend credit or to enter into other transactions with borrowers, we rely on information furnished to us by or on behalf of borrowers, including credit, identification, employment and other relevant information. Some of the information regarding borrowers provided to us is used to determine whether to lend to borrowers and the risk profiles of such borrowers. Such risk profiles are subsequently utilized by warehouse line counterparties who lend us capital to fund mortgage loans. We also rely on representations of borrowers as to the accuracy and completeness of that information.

Moreover, not all borrower information is independently verified, and if any of the independently-verified borrower information (or any other information considered in the loan review process) is misrepresented intentionally or negligently, and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have become delinquent in the payment of an outstanding obligation, defaulted on a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income; or sustained other adverse financial events, which could also lower the value of the loan. Whether a misrepresentation is made by the loan applicant, another third-party or one of our employees, we generally bear the risk of loss associated with such misrepresentation. We may not detect all misrepresented information in our mortgage loan originations or from service providers we engage to assist in the loan approval process. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase.

We are also subject to the risk of fraudulent activity associated with the origination and servicing of loans, and this risk is compounded with recent advancements in technology innovation such as AI which has the ability to make fraud schemes more sophisticated. The level of our fraud charge-offs, fraud-related expenses, and results of operations could be materially adversely affected if fraudulent activity were to significantly increase or if we were unable to adequately prevent fraud.

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

We originate and sell Agency-eligible and non-Agency-eligible residential mortgage loans. Agency-eligible loans are underwritten in accordance with guidelines defined by the Agencies, as well as additional requirements in some cases, designed to predict a borrower’s ability and willingness to repay and reduce origination risk. In spite of these standards, our underwriting guidelines may not always correlate with mortgage loan defaults. We are increasingly automating our underwriting and these automated processes may result in, among other consequences, erroneous, biased or misleading outputs; inappropriate business decisions; inadequate risk management; or enhanced regulatory supervision. For example, FICO scores, which we obtain on a substantial majority of our loans, purport only to be a measurement of the relative degree of historical risk a borrower represents to a lender (i.e., that a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score). However, underwriting guidelines cannot predict all future events or other occurrences such as life events, natural disasters, pandemics, a change in the borrower’s employment, financial condition or other negative local or macroeconomic conditions, including but not limited to, increased property tax rates and increased costs for homeowners’ insurance. For example, we cannot predict two common reasons for a default on a mortgage loan: loss of employment and serious medical illness. Loans made on rental properties, to self-employed customers, or on other higher-risk loans often have a higher risk of default and may be more expensive to service because of regulatory or Agency requirements and more involved monitoring and oversight. Any increase in default rates could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our financial statements are based in part on assumptions and estimates made by our management, including those used in determining the fair values of a substantial portion of our assets. If the assumptions or estimates are subsequently proven incorrect or inaccurate, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

A substantial portion of our assets are recorded at fair value based upon significant estimates and assumptions, with changes in fair value included in our consolidated results of operations. The determination of the fair value of our assets involves numerous estimates and assumptions made by our management. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with our servicing rights and derivative assets based upon assumptions involving, among other things, discount rates, prepayment speeds, cost of servicing of the underlying serviced mortgage loans, pull-through rates and direct origination expenses. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values, or our fair value estimates may not be realized in an actual sale or settlement, either of which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We have significant and critical vendors that, among other things, provide us with financial, technology, marketing and other services to support our loan servicing and originations activities. Our servicing vendors help us provide escrow, print, loss mitigation, foreclosure, insurance and bankruptcy services. In the event that a vendor’s activities do not comply with applicable criteria or applicable laws and regulations, we could be exposed to liability and it could negatively impact our relationships with our customers, the Agencies, investors, or our regulators, among others. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies, cyber attacks, or otherwise, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. If a vendor fails to comply with applicable legal requirements, or provide to us the services we are contractually owed, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations. If a vendor we rely on is unable to provide services to us as expected, as a result of their own lack of operational resilience measures or otherwise, we may experience increased costs and operational impacts, including business disruption.

Our risk management policies and procedures may not be effective.

Our risk management framework seeks to anticipate, mitigate, detect, measure and manage risk while balancing risk and return according to the Company’s risk appetite. We have established policies and procedures intended to help identify, monitor and manage the types of risk to which we are subject, including market and interest rate risk, liquidity risk, cyber risk, regulatory and compliance risk, legal risk, reputational risk, operational risk, vendor risk, and counterparty risk. Developing and maintaining our risk management policies, procedures and framework requires significant resources and we may not devote sufficient resources to the risk management program in the future. These risk management policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that we are not able to anticipate, or that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. In addition, our management team may choose to accept risks that we are not able to effectively manage. If our risk management framework does not effectively identify or mitigate our risks, we could be subject to heightened regulatory scrutiny or requirements, suffer unexpected losses and otherwise be materially adversely affected.

The loss of the services of our senior management could adversely affect our business.

The experience of our senior management is a valuable asset to us. Our management team has significant experience in the residential mortgage loan production and servicing industry and the investment management industry, and, therefore, we are particularly dependent on retaining members of our management with such critical capabilities. If we are unable to retain our senior management or if leadership changes (including the many changes made during 2025) are disruptive, not well received or ineffective, our ability to maintain relationships with counterparties, other third parties and employees; operate; innovate; and generate new business could be jeopardized, any of which could negatively impact our business, financial condition, and results of operations. We also depend on identifying, developing and retaining top talent to innovate and lead our businesses. In addition, our incentive compensation plans are intended to reward high-performing individuals for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives does not materialize because of volatility or lack of positive performance in our stock price or otherwise, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the personnel we need to operate could be adversely affected. Some of our executive officers have had performance stock unit awards expire before the performance criteria was satisfied. The inability to fill vacancies with the appropriate expertise in our senior executive positions on a timely basis, whether through a failure of succession planning and development or otherwise, could adversely affect our ability to implement our business strategy, which could negatively impact our results of operations.

Our business could suffer if we fail to attract and retain a highly skilled workforce.

Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan officers and underwriters. Trained and experienced personnel are in high demand and may be in short supply. Companies with which we compete for experienced employees may be able to offer more attractive terms of employment, including as a result of having greater resources or due to different business practices. The increased availability of flexible, hybrid or work-from-home arrangements has both intensified and expanded competition. In addition, we invest significant time and expense in training our employees, which may increase their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our business and labor expenses may increase as a result of a shortage in the supply of qualified personnel. Further, to the extent changes in our workforce, restructuring, reduction-in-force, litigation against former employees, policy changes, compensation changes, or other initiatives are not viewed favorably, our ability to attract, retain and motivate employees can be weakened and these actions could result in employment claims and adverse impacts to our business operations (including as a result of a loss of continuity, accumulated knowledge and/or efficiency). Staff reductions are not uncommon for us or our industry and typically occur in response to deteriorating market conditions. If we are unable to attract and retain qualified personnel, we may not be able to take advantage of acquisitions and other growth opportunities and this could materially affect our business, financial condition and results of operations.

We face litigation and legal proceedings that could have a material adverse effect on us.

We are routinely and currently involved in legal proceedings concerning matters that arise in the ordinary and non-ordinary course of our business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially millions of class members. These actions and proceedings are generally based on alleged violations of consumer protection, employment, contract, securities and other laws. For further details on these matters and other legal proceedings, see “Item 3 - Legal Proceedings” and “Note 20- Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data.” These legal matters resulted in, and may continue to result in, substantial costs and a diversion of our management’s attention and resources, and any associated negative publicity could negatively affect our future business, results of operations and reputation.

Further, our share price has been, and may in the future be, volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and follow-on stockholder derivative lawsuits. Such lawsuits are expensive to defend, and may divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.

Our business in general exposes us to both formal and informal periodic inquiries, from various state and federal agencies as part of those agencies’ oversight of the origination and sale of mortgage loans and servicing activities. See “Risks related to our regulatory environment” below. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect our financial results. In addition, a number of participants in our industry have been the subject of purported class action lawsuits and regulatory actions by state regulators, and other industry participants have been the subject of actions by state Attorneys General. Litigation and other proceedings have resulted in, and may result in, additional payments for settlement costs, legal fees, damages, penalties or other charges, any or all of which could adversely affect our financial results. In particular, legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations.

Severe weather, wildfires, natural disasters, health crises, terrorist attacks and other catastrophic events may adversely affect our business.

From time to time, flooding, severe weather, landslides, wildfires, earthquakes, other natural disasters, global or extensive health crises, terrorist attacks, other catastrophic events and responses to these events, some of which may be exacerbated by the effects of climate change, have disrupted and adversely impacted our business, properties, customers, industry and markets, including the U.S. financial markets, real estate capital markets, and the U.S. economy in general. For instance, properties have been, and are likely to continue to be, particularly susceptible to certain types of hazards, some of which are uninsurable, such as earthquakes, mudslides, wildfires, hurricanes, flooding, rising sea levels, and other natural disasters. Homeowners’ insurance in areas affected by these events has become increasingly expensive and harder to obtain, which has made, and is likely to continue to make, it more difficult for home buyers to qualify for a mortgage loan and to comply with the homeowners insurance requirements of their loan. Any such future events, the anticipation of any such events, and the consequences of any public or private response to such actual or anticipated events, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests. The Agencies or investors may be unwilling to reimburse for losses experienced with the property disposition and associated losses on sales in connection with material natural disasters or other catastrophic events. Additionally, such events could disrupt or displace members of our workforce, which would affect our ability to operate our business in the ordinary course.

We may suffer losses as a result of severe weather, wildfires, natural disasters, health crises, terrorist attacks, other catastrophic events, and responses to these events and these losses may adversely impact our performance. Any resulting prolonged economic slowdown, recession or declining real estate values could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Losses resulting from these types of events may not be fully insurable. The frequency, severity, duration, and geographic location and scope of such events are inherently unpredictable, and, therefore, we are unable to predict the ultimate impact climate change, catastrophic events, and these other events and responses to them will have on our businesses. The impacts of these events and responses to them may also exacerbate the risks discussed elsewhere in Part I, Item 1A of this Annual Report.

Risks Related to Our Information Technology, Information Security and Intellectual Property

The success and growth of our business will depend upon our ability to adapt to and implement technological changes and operate effective and reliable systems.

We are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the lending markets and legal, accounting and regulatory developments. We rely on both our proprietary technology and third-party software, hardware and services to run our business and improve our operating efficiencies. In addition, we increasingly rely on technological innovation, including AI, other emerging technologies, and third party solutions (including related party solutions), as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and lending processes. All of our loan distribution channels are dependent upon technology and our ability to process applications over the internet, accept electronic signatures, provide process status updates instantly and other conveniences expected by borrowers and counterparties. Our other businesses are similarly dependent on technology. Our goal is to have our technology facilitate a borrower experience that equals or exceeds the borrower experience provided by our competitors. Maintaining, improving and developing this technology requires significant capital expenditures, which we may not be able to afford, as well as significant expertise and resources, which we may not have or be able to procure. Even if we have the capital and resources, we may not anticipate or react to industry technological innovations in a timely enough manner to be competitive.

We may have our operations disrupted and be harmed if our technology or technological solutions become non-compliant with existing industry standards or regulations; fail to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions; become increasingly expensive to service, retain and update; become subject to third-party claims of intellectual property infringement, misappropriation or other violation; contain errors, defects, or vulnerabilities or otherwise malfunction or function in a way we did not anticipate, including in ways that result in loan defects potentially requiring repurchase or indemnification and increased operational expense.

We utilize and are dependent upon certain service providers for significant loan origination and servicing systems and services. An unsuccessful implementation, a failure to meet service levels or any loss of the right or ability to use any of the software or services has resulted in, and could result, in decreased functionality of our products and operations until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our business. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or to other third parties that could harm our reputation and increase our operating costs. We have entered into, and may continue to enter into, transactions with entities affiliated with our directors and officers. These transactions could create actual or perceived conflicts of interest that make it more difficult or expensive for us to manage relationships with the related parties, employees, or other vendors or that otherwise adversely affect our business.

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
We utilize AI solutions, including predictive and generative AI tools that collect, aggregate, and analyze data to assist in the development of our services and products and in the use of tools that support our business. These applications include AI customer representatives, which are expected to expand and become increasingly important in our operations over time. These emerging technologies present a number of risks inherent in their use. For example, AI algorithms and training datasets have been known to create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Further, to the extent we expand AI solutions into credit decisioning, it may become more difficult for us to meet legal and regulatory requirements, including existing laws that require us to provide specific reasons for our credit decisions and new or emerging laws that provide for notice, opt-out, appeal, and human review rights for automated decisions. Failure to meet these or other requirements could lead to heightened scrutiny, enforcement, or litigation. Additionally, our use of AI may not make our operations more efficient. AI solutions could increase our vendor dependencies and costs, as well as expose us to heightened scrutiny from regulators, investors and other stakeholders. Further, our use of AI may introduce additional operational complexities and vulnerabilities by producing inaccurate, noncompliant or biased outcomes, recommendations, or other suggestions based on flaws in the underlying data or algorithms or other unintended results, which may require additional resources for enhanced testing, monitoring, and vendor oversight. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our market share and results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources. In addition, the use of AI may increase cybersecurity and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While customer expectations, AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains highly uncertain, and our compliance with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

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

We and our third-party vendors have not been able to, and may not be able to, anticipate or implement effective preventive measures against all cybersecurity incidents, such as security breaches or unauthorized access of our information technology systems or the information technology systems of third-party vendors that receive, process, retain and transmit electronic information on our behalf. The techniques used to obtain unauthorized, improper or illegal access to our systems and those of our third-party vendors, our data, our employees’ customers’ and loan applicants’ data or to disable, degrade or sabotage service are constantly evolving, and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not recognized or detected until after they have been launched and security attacks can originate from a wide variety of sources, including employees or third parties such as computer hackers, persons involved with organized crime or associated with external service providers, or foreign state. foreign state-supported or other bad actors. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our borrowers. These risks may increase in the future as we continue to increase our reliance on the internet, use of web-based product offerings, and third parties as part of our supply chain.

Our cybersecurity risks have significantly increased in recent years. We and our third-party vendors that collect, store, process, retain and transmit confidential or sensitive information, including borrower personal and transactional data or employee data (including service providers located offshore who conduct support services for us), are vulnerable as targets of unauthorized parties using social engineering tactics, artificial intelligence, compromise of major U.S. telecommunication and internet service providers, malicious code and viruses or otherwise attempting to breach the security of our or our vendors’ systems and data. We and our third-party vendors have in the past and may in the future experience system disruptions and failures caused by software failure, fire, power loss, telecommunications failures, employee misconduct, human error, unauthorized intrusion, security breaches, acts of vandalism, traditional computer hackers, computer viruses and disabling devices, phishing attacks, malicious or destructive code, denial of service or information, natural disasters, health pandemics and other similar events, which may result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary or other sensitive information of ours, our employees or customers, and otherwise interrupt or delay our ability to provide services to our customers. For example, we experienced a cybersecurity incident in January 2024 that resulted from unauthorized access to our systems (as described further in Item 1C. Cybersecurity) (the “Cybersecurity Incident”). The Cybersecurity Incident may make us more of a target for future attacks. Developments in technological capabilities and the implementation of technology changes or upgrades could also result in a compromise or breach of the technology that we use to protect our employees’ and customers’ personal information and transaction data. Our defenses to identify and mitigate cybersecurity incidents may not be adequate to prevent any loss, unauthorized access to, or misuse of confidential or personal information, which could disrupt our operations, damage our reputation, increased costs to prevent, respond to, or mitigate cybersecurity incidents, and expose us to claims from customers, financial institutions, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. Any of the foregoing may be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. Moreover, it may take considerable time for us to investigate and evaluate the full impact of cybersecurity attacks, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full and reliable information about the incident to our customers, regulators and the public. Further, the continuing and evolving nature of cybersecurity incidents has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements related to cybersecurity, we may be required to expend significant additional resources to meet such requirements. Regulatory examinations focusing on cybersecurity incidents, including the recent Cybersecurity Incident, can result in fines, penalties, increased costs, loss of licenses, and restrictions on, or other adverse changes to, the manner in which we conduct our business.

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

We rely on a combination of trademarks, service marks, copyrights, trade secrets, patents, domain names, proprietary know how, and confidentiality procedures and contractual provisions with employees and third parties to protect our intellectual property and proprietary rights. As of December 31, 2025, we hold 26 registered United States trademarks and 19 United States trademark applications, including with respect to the name “loanDepot,” “mello” and other logos and various additional designs and word marks relating to the “loanDepot” name, as well as 5 United States patent applications and 11 United States patent applications. Nonetheless, these measures may not be adequate to protect our intellectual property and proprietary rights that we have secured, we may not be able to secure appropriate protections for all of our intellectual property and proprietary rights in the future, and third parties have misappropriated, infringed upon or otherwise violated our intellectual property or proprietary rights, and may continue to do so, including in foreign countries where laws or enforcement practices may not protect our intellectual property and proprietary rights as fully as in the United States. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized third parties may attempt to disclose, obtain, duplicate, copy or use proprietary aspects of our technology, curricula, online resource material, and other intellectual property, including in an effort to defraud our customers. Our management’s attention has been, and will likely continue to be, diverted by these attempts, and we have expended, and expect to continue to expend, funds in litigation or other proceedings to protect our intellectual property proprietary rights against any infringement, misappropriation or violation, as well as to protect our reputation. Furthermore, attempts to enforce our intellectual property rights against third parties have provoked and could provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

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

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We have encountered and may in the future encounter disputes from time to time over rights and obligations concerning intellectual property or proprietary rights of others, and we may not prevail in these disputes. Third parties may raise claims against us alleging an infringement, misappropriation or other violation of their intellectual property or proprietary rights. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged infringements, misappropriations or other violations of such intellectual property rights. In addition, former employers of our current, former or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. The resolution of any such disputes or litigation is difficult to predict. Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against who our own intellectual property may therefore provide little or no deterrence or protection. Any such intellectual property claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether such claim has merit. Such claims may also result in adverse judgments or settlement on unfavorable terms. Neither third party indemnities nor our insurance may cover potential claims of this type adequately or at all, and we may be required to pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property, cease offering certain products or services, alter our content, or incur significant license, royalty or technology development expenses.

Risks Related to the Mortgage Industry

Our mortgage loan origination revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our results of operations are materially affected by conditions in the mortgage loan and real estate markets, the financial markets and the economy generally, including inflation fluctuations, interest rates, consumer confidence, employment, and demand. Continuing concerns about inflation, interest rates, energy costs, supply chain disruptions, geopolitical issues (including the conflicts involving Russia and Ukraine and in the Middle East), political gridlock on United States federal budget matters including full or partial government shutdowns, tariffs, trade regulation or wars, changes in tax laws, pandemics, and the availability and cost of credit have and could continue to contribute to increased volatility and diminished expectations for the economy and markets going forward. As a result of such macroeconomic conditions (including elevated interest rates, reduced housing affordability and historically low inventory of residential homes for sale), loan origination activity significantly declined in fiscal 2023 and remained muted through 2025. This has resulted in a substantial decrease in our revenues and we incurred a net loss in fiscal 2022, 2023, 2024 and 2025 and we may continue to experience net losses.

Our earnings have decreased and may continue to be adversely affected because of elevated interest rates and other market factors.

Demand for our loan and other real estate-related products typically decreases when mortgage interest rates are rising or high, especially relative to the interest rates of outstanding mortgages; there is inadequate inventory of homes for sale, particularly affordable homes; there is slow growth in the level of new home purchase activity; and economic conditions are unfavorable or uncertain, including during periods of high unemployment. During these periods, we have been, and may continue to be, forced to accept lower margins in order to continue to compete and keep our volume of activity consistent with past or projected levels.

We generate a sizable portion of our revenues from loans we make to customers that are used to refinance existing mortgage loans and the refinance market experiences significant fluctuations. As mortgage rates rise or remain elevated relative to the interest rates of outstanding mortgages, refinancing volumes generally decrease as fewer consumers are incentivized to refinance their mortgages and competition for borrowers increases. Higher mortgage rates can also reduce demand for purchase mortgage loans as home ownership can be more expensive, particularly when home prices increase or are elevated at the same time rates are high. Higher loan interest rates can reduce demand for our home equity lines of credit and other loan products. Decreases in interest rates can also potentially adversely affect our business as the stream of servicing fees and, correspondingly the value of servicing rights, decreases as interest rates decrease. Volatile interest rates make it difficult for us to manage staffing levels and efficiently run our business. As mortgage interest rates rose in 2022 and 2023, loan volumes decreased, and as rates remained relatively high in 2024 and 2025, volumes remained depressed. As a result, our revenues decreased substantially and we experienced net losses for fiscal years 2022, 2023, 2024 and 2025. For more information regarding how changes in interest rates may negatively affect our financial condition and results of operations, see “Item 7. Management’s discussion and analysis of financial condition and results of operations” and “Item 7A. Quantitative and qualitative disclosures about market risk.”

The origination of purchase money mortgage loans is also greatly influenced by traditional market participants in the home buying process such as real estate agents and builders. As a result, our ability to maintain existing, and secure new, relationships with such traditional market participants will influence our ability to grow our purchase money mortgage loan volume and, thus, our local retail originations business. Regulatory developments also limit our ability to enter into marketing services agreements with referral sources, which have adversely impacted, and could continue to adversely impact, our ability to grow. In addition, our ability to convert leads into funded loans depends on the pricing that we will be able to offer relative to the pricing of our competitors and our ability to process, underwrite and close loans on a timely basis. Institutions that compete with us in this regard may have significantly greater access to capital or resources than we do, which may give them the benefit of a lower cost of operations or more efficient operations.

The interest rate environment and other adverse market conditions have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.

The industries in which we operate are highly competitive, and are likely to become more competitive, and our inability to compete successfully or decreased margins resulting from increased competition could adversely affect our business.

We operate in highly competitive industries that could become even more competitive as a result of economic, legislative, regulatory and technological changes. With respect to our mortgage loan businesses, we face competition in such areas as loan product offerings, rates, fees and customer service. With respect to servicing, we face competition in areas such as fees, borrower satisfaction, compliance, and operational performance.

Competition in originating loans comes from large commercial banks and savings institutions and other independent loan originators and servicers. These institutions may have significantly greater resources and access to capital than we do, which may give them the benefit of a lower cost of funds. Commercial banks and savings institutions may also have significantly greater access to potential customers given their deposit-taking and other banking functions. Also, some of these competitors are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity and may be able to participate in government programs that we are unable to participate in because we are not a state or federally chartered depository institution, all of which may place us at a competitive disadvantage. The advantages of our largest competitors include, but are not limited to, their ability to hold new loan originations in an investment portfolio and their access to lower rate bank deposits as a source of liquidity. Recent consolidation among certain of these competitors can further concentrate market power; heighten competitive pressures across lead‑generation, customer‑acquisition, and servicing economics; and adversely affect our ability to maintain or grow loan volume, market share, and profitability.

Additionally, more restrictive loan underwriting standards have resulted in a more homogenous product offering, which has increased competition across the mortgage loan industry for loan originations. Furthermore, some of our competitors have decided to, and other existing and potential competitors may decide to, modify their business models to compete more directly with our loan origination and servicing models.

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

The level of home prices and home price appreciation affects performance in the mortgage loan industry. Falling home prices historically have generally resulted in higher LTV ratios, lower recoveries in foreclosure and an increase in loss severity above those that would have been realized had property values remained the same or continued to increase. When housing prices decline, borrower equity is reduced and some borrowers become less incentivized to repay. Additionally, adverse macroeconomic conditions may reduce borrowers’ ability to pay. Further, if rates rise or are elevated relative to the interest rates of outstanding mortgages, borrowers with adjustable rate mortgage loans may face higher monthly payments as the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates. All of these factors could potentially contribute to an increase in mortgage loan delinquencies and corresponding defaults and foreclosures.

Increased mortgage loan delinquencies, defaults and foreclosures may result in lower revenue for loans that we service because we generally only collect servicing fees for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. Also, increased mortgage loan defaults may ultimately reduce the number of mortgage loans that we service.

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

We have increased the volume of our closed-end second lien mortgage loans and HELOC loans. These loans are typically sold into the secondary market to non-Agency investors or through securitizations. The secondary markets for these products are generally less mature and more volatile than the boarder MBS markets. Consequently, the risks described in this risk factor may be greater for our closed-end second lien mortgage loans and HELOC loans, including that we may not be able to sell these loans, or we may be required to sell the loans at a significant loss, which could materially adversely affect our business, financial condition and results of operations.

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

These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our result of operations. Compliance with new or changing laws and regulations also requires increased expense and may create significant operational impact. As compared to our competitors, we could be subject to more stringent state or local regulations, or could incur greater compliance costs as a result of regulatory changes. In addition, our failure to comply (or our agents’ and third-party service providers’ failure to comply) with these laws or regulations may result in costly litigation or enforcement actions, the penalties for which could include but are not limited to: revocation of required licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to directly or indirectly collect all or a part of the principal of or interest on loans; delays in the foreclosure process and increased servicing advances; and increased repurchase and indemnification claims.

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

With respect to state regulation, including loan, loan broker, mortgage loan originator, servicing, debt collection and similar statutes in all U.S. jurisdictions, and with licensing or other requirements applicable to us, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to originate mortgage loans, perform our servicing obligations or make our loan platform available to borrowers in particular states, which may adversely impact our business.

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

The future of the GSEs and the role of the Agencies in the U.S. mortgage markets are uncertain. In 2008, Fannie Mae and Freddie Mac experienced catastrophic credit losses and were placed in the conservatorship of the FHFA. As a result, housing finance reform continues to be an ongoing topic of discussion. The roles of the GSEs (including as insurers or guarantors of MBS) could be eliminated, or significantly reduced as a consequence of Congressional or administrative reforms. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase requests and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other seller/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans through our loan production segment, and the performance, liquidity and market value of our investments. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations. Additionally, efforts to move Fannie Mae and Freddie Mac out of conservatorship and their possible privatization could impact the appetite of, and terms demanded by, MBS investors for the mortgages that we originate and could create a higher level of non-Agency product for which demand could be less consistent than Agency mortgages.

The extent and timing of any reform regarding the GSEs and/or the home mortgage market are uncertain, which makes our business planning more difficult. Discontinuation, or significant changes in the roles or practices, of the Agencies, including changes to their guidelines and other proposed reforms, could require us to revise our business models, which could ultimately negatively impact our results of operations and our ability to compete.

Changes in or failure to satisfy Agency or Ginnie Mae guidelines or requirements could adversely affect our business.

The Agencies and Ginnie Mae require us to follow specific guidelines or requirements, which are subject to change at any time. The Agencies and Ginnie Mae have the ability to provide monetary incentives for loan servicers upon the performance of specific tasks that conform to their requirements and to assess penalties for those that do not. More specifically, the GSEs may impose compensatory penalties against loan servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings and other breaches of servicing obligations. We generally cannot negotiate the terms of these guidelines or requirements nor predict the penalties that the Agencies or Ginnie Mae might impose for a failure to comply with those guidelines or requirements. Any failure by us to perform within Agency or Ginnie Mae guidelines or requirements could materially adversely affect us. The Agencies and Ginnie Mae also have authority to approve or limit the number of their loans that may be transferred to or from our servicing portfolio, which may impact our ability to grow our existing mortgage servicing operation.

We are required to follow specific guidelines that impact the way that we originate and service Agency and Ginnie Mae loans, including guidelines and requirements with respect to:

•credit standards for mortgage loans;
•managing prepayment speeds commensurate with that of our peers;
•staffing levels and other origination and servicing practices;
•fees that we may charge to consumers or pass-through;
•modification standards and procedures;
•pricing and guarantee fees;

•non-reimbursable advances; and
•internal controls such as data privacy and security, compliance, quality control and internal audit.

Our selling and servicing obligations under our contracts with the Agencies and Ginnie Mae may be amended, restated, terminated, supplemented or otherwise modified by the Agencies and Ginnie Mae from time to time without our specific consent. A significant modification to our selling and/or servicing or issuing obligations could adversely affect our business, financial condition and results of operations.

In particular, the nature of the GSE and Ginnie Mae guidelines for servicing delinquent mortgage loans that they own, or that back securities which they guarantee, can result in monetary incentives for servicers that perform well and penalties for those that do not. A significant change in these guidelines that has the effect of decreasing the fees we charge or requires us to expend additional resources in providing mortgage loan services could decrease our revenues or increase our costs, which would adversely affect our business, financial condition and results of operations.

Certain capital requirements of the GSEs and risk and liquidity based capital requirements of Ginnie Mae could have an adverse effect on our business and our financial results if we fail to meet those requirements. Any increase in applicable capital or liquidity requirements, whether arising from regulatory rulemaking, changes in Agency or Ginnie Mae guidelines, or examination findings, could require us to raise additional capital, reduce our leverage, or curtail our origination and servicing activities. We may not be able to satisfy more stringent requirements, and failure to do so could result in the loss of Agency or Ginnie Mae approvals, restrictions on our business, or other adverse consequences that could have a material adverse effect on our financial condition and results of operations.

We are subject to regulatory investigations and inquiries and may incur fines, penalties and increased costs and that could damage our reputation.

Federal and state agencies have broad enforcement powers over us and others in the loan origination and servicing industry, including powers to investigate our lending and servicing practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. See “Business— Supervision and Regulation.” The continued focus of regulators on the practices of the loan origination and servicing industry have resulted and could continue to result in new investigations and enforcement actions that could directly or indirectly affect the manner in which we conduct our business and increase the costs of defending and settling any such matters, which could adversely impact our reputation, financial condition and/or results of operations.

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

The CFPB monitors the loan origination and servicing sectors, and its rules and activities increase our regulatory compliance burden and associated costs.

We are subject to the regulatory, supervisory and enforcement authority of the CFPB, which statutorily has oversight of non-depository mortgage lending and servicing institutions, including broad rulemaking, investigative and enforcement authority. The CFPB has been the subject of constitutional challenges, lawsuits and shifting political focus. Recently, the CFPB has been subject to significant restructuring that has curtailed or refocused some of its operations and enforcement activities. Future changes to the CFPB could reinstate, expand or redirect the focus of CFPB authority and enforcement activities, whether from legislative actions, court orders, leadership changes, or otherwise. The CFPB has also been criticized for creating uncertainty by using case-by-case enforcement actions to define expectations rather than formal rulemaking. These uncertainties affect our operating environment in substantial and unpredictable ways, including changing our cost of doing business, limiting or expanding permissible activities, incentivizing states to increase their regulatory activities, or affecting the competitive balance among lending and real estate services companies. This uncertainty can discourage us from making changes that might otherwise be beneficial to our business or may encourage us to take additional or unanticipated risk.

The CFPB’s rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers includes HMDA, ECOA, TILA and RESPA, the Fair Debt Collections Practices Act, the Gramm-Leach-Bliley Act (“GLBA”) and the Fair Credit Reporting Act (“FCRA”). The CFPB’s activities have required us to make modifications and enhancements to our mortgage origination and servicing processes and systems. We are subject to examinations by the CFPB. Our failure to comply with federal consumer protection laws, rules and regulations to which we are subject, whether actual or alleged, could expose us to CFPB enforcement actions or potential litigation liabilities. For example, if a violation is related to our servicing operations it could lead to downgrades by one or more rating agencies, a transfer of our servicing responsibilities, requirements to provide restitution, increased delinquencies on mortgage loans we service, modifications of our servicing standards, or any combination of these actions.

The CFPB’s activities, examinations and enforcement activities have increased, and may substantially increase, our administrative and compliance costs. The uncertainty about CFPB’s standards, enforcement and authority; our increased costs of CFPB-related compliance; the effect of new or revised rules, servicing requirements, guidelines or bulletins on our lending and loan servicing businesses; and any failure in our ability to comply with CFPB rules or other requirements by applicable effective dates, could be detrimental to our business and substantially increase our costs.

The federal government may seek significant monetary damages and penalties against mortgage loan lenders and servicers under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and the False Claims Act (“FCA”) for making false statements and seeking reimbursement for ineligible costs and expenses.

The federal government has a history of taking actions against mortgage loan lenders and servicers alleging violations of FIRREA and the FCA. Some of the actions against lenders alleged that the lenders sold defective loans to Fannie Mae and Freddie Mac, while representing that the loans complied with the GSE’s underwriting guidelines. The federal government has also brought actions against lenders asserting that they submitted claims for FHA-insured loans that the lender falsely certified to HUD met FHA underwriting requirements that resulted in FHA paying out millions of dollars in insurance claims to cover the defaulted loans. See “Item 1. Business—Supervision and regulation—Supervision and enforcement” and the risk factor captioned “We are subject to regulatory investigations and inquiries and may incur fines, penalties and increased costs and that could damage our reputation.” Because these actions carry the possibility for treble damages, many have resulted in settlements totaling in the hundreds of millions of dollars, as well as required lenders and servicers to make significant changes in their practices. The Company’s FCA litigation-related risk may increase as a result of administration changes, legislative or regulatory changes, and changes in FCA case law, which could increase the Company’s compliance costs and burdens, increase the size of potential penalties arising from FCA enforcement actions, increase the size of settlements entered into in connection with FCA claims, or make it easier for the DOJ or FCA qui tam plaintiffs to assert FCA claims or to advance new theories of FCA claims relating to our mortgage origination and servicing conduct.

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

In all states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers and/or originators, as well as title insurers, insurance producers, and real estate brokers. These rules and regulations, which vary from state to state, generally provide for, but are not limited to: licensing as a loan servicer, lender or broker (including individual-level licensure for employees engaging in loan origination activities), loan modification or third-party debt default specialist (or a combination thereof); licensing as a title insurer, an insurance agency or producer, or as a real estate broker; requirements as to the form and content of contracts and other documentation; licensing of independent contractors with whom we contract; and employee hiring background checks. They also set forth restrictions on lending, brokering, servicing, collection insurance, real estate practices, and fees and charges, including loan interest rate limits, as well as disclosure and record-keeping requirements. They establish a variety of borrowers’ and consumers’ rights in the event of violations of such rules. Future state legislation and changes in existing laws and regulations may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.

In addition, we are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers or consumers of certain fees earned by us, substantial penalties imposed by those regulators due to compliance errors, loss of our license, or limitations on our ability to do business in the jurisdiction. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.

We may not be able to maintain all currently requisite licenses and permits. In addition, the states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits, which could require us to modify or limit our activities in the relevant state(s). The failure to satisfy those and other regulatory requirements could result in a default under our warehouse lines, other financial arrangements, and/or servicing agreements and thereby have a material adverse effect on our business, financial condition and results of operations.

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

Anti-discrimination statutes and regulations, including the Fair Housing Act, ECOA, and other federal and state fair lending laws, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, ethnicity, gender, religion and national origin. States have analogous anti-discrimination laws that extend protections beyond the protected classes under federal law, extending protections, for example to gender identity. The CFPB has taken the position that it has authority under the Consumer Financial Protection Act to identify, prohibit and prosecute discrimination as an unfair, deceptive, or abusive act or practice to target discriminatory conduct, even where fair lending laws, such as ECOA, may not apply. Federal regulators and consumer advocates have also expressed concerns of biased appraisal practices throughout the industry, and are investigating claims of consumer complaints. Although the Company, as a lender, does not control the appraisal process, it has been and may be involved in regulatory investigations, litigation, and borrower claims regarding appraisal bias.

Various federal regulatory agencies and departments, including the DOJ and CFPB, have taken the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions relating to protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals), as well as to redlining and reverse redlining practices that exclude or target certain neighborhoods. These regulatory agencies, as well as state regulators, consumer advocacy groups and plaintiffs’ attorneys, have focused their attention on “disparate impact” claims and these redlining practices in the context of mortgage loan lending and servicing. Given the current Presidential Administration’s pullback from disparate impact and redlining enforcement, we expect increased state regulatory activity in these areas.

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

The DOJ and federal and state regulator enforcement of the Servicemembers Civil Relief Act (“SCRA”) and similar state laws may result in significant compliance costs and risk.

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

We are subject to a variety of other local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information, including the GLBA, FCRA, California Consumer Privacy Act (“CCPA”), California Privacy Rights Act (“CPRA”), and numerous other state and local privacy laws. Collectively, these laws expand the potential for public scrutiny and escalating levels of enforcement and sanctions and increased costs for compliance. Furthermore, we also must comply with regulations in connection with doing business and offering loan products over the internet, including various state and federal e-signature rules mandating that certain disclosures be made, and certain steps be followed in order to obtain and authenticate e-signatures. Our ongoing adoption of AI exposes us to an expanding scope of AI laws and requirements.

Failure to comply with any of these laws could result in litigation and/or enforcement action against us, including fines, imprisonment of company officials and public censure, any of which could result in serious harm to our reputation and business and have a material adverse effect on our business, financial condition and results of operations. Subsequent changes to data protection and privacy laws could also impact how we process personal information, and therefore limit the effectiveness of our products or services or our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of personal information.

We are subject to laws, regulations, and guidelines regarding our use of telemarketing; failure to comply with these laws, rules, and guidelines, including the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing Sales Rule (“TSR”), could increase our operating costs and adversely impact our business.

The TCPA, TSR and related laws and regulations govern, among other things, communications via telephone and text and the use of automatic telephone dialing systems (“ATDS”) and artificial and prerecorded or AI generated voices. The Federal Communications Commission (“FCC”) and the FTC have responsibility for regulating various aspects of these laws. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs.

Subject to certain exemptions, the TCPA makes it unlawful for any person within the United States, or any person outside the United States if the recipient is within the United States, to make any call (other than a call made for emergency purposes or made with the prior express consent of the called party) using any ATDS or an artificial or prerecorded or AI generated voice to any cellular telephone number or other number for which the called party is charged. Under FCC rulings and regulations “prior express consent” must be in writing if the call contains an advertisement or constitutes telemarketing. Separately, the TCPA requires telemarketers to maintain an internal DNC list and a policy adhering to “do-not-call” registry requirements which, in part, mandate callers to refrain from making unsolicited marketing calls to consumers who have listed their numbers on the National Do Not Call Registry, absent an inquiry or established business or personal relationship. Short message service (“SMS”) and multimedia message service messages are also “calls” for the purpose of the TCPA and the FCC’s regulations implanting the statute. The TCPA and the TSR impose many other requirements on us and our vendors. Many states have similar consumer protection laws regulating telemarketing and litigation related to these laws in some states, particularly Florida, has increased substantially in the last few years. The FCC, FTC and states may promulgate new rules under the TCPA, the TSR, or similar state laws, or modify existing rules, which could result in additional compliance costs, changes to our marketing practices, or both. Failure to comply with new rules could subject us to liability under these laws.

TCPA actions may be brought by the FCC, a state attorney general, an individual, or a class of individuals. We are regularly subject to putative, class action suits alleging violations of the TCPA and state enactments such as the Florida Telephone Solicitation Act (“FTSA”). If we are found to have violated the TCPA, FTSA or other state law equivalents, or if a class is certified in an action, the amount of expense, damages and potential liability could be extensive and have a material adverse effect on our results of operations and financial condition.

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

Our ability to finance our operations and repay maturing obligations rests on our ability to borrow money and secure investors to purchase loans we originate or facilitate. We rely in particular on our warehouse lines of credit to fund our mortgage loan originations. We are generally required to renew our warehouse lines each year, which exposes us to refinancing, interest rate, and counterparty risks. As of December 31, 2025, we had eleven warehouse lines, which provide an aggregate available mortgage loan lending facility of $4.2 billion, and nine of our warehouse lines allow advances to fund loans at closing of the consumer’s mortgage loan. We rely on two such warehouse line providers for 39% of our aggregate available residential mortgage loan funding capacity. Our existing indebtedness includes our warehouse lines, secured credit facilities, and other debt obligations. Our secured credit facilities are collateralized by MSRs, trading securities, and servicing advances. If we are not able to renew our existing warehouse facilities or arrange for new financing on terms acceptable to us and adequate for our funding needs, our business, operations, and results of operations could materially suffer. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Warehouse and Other Lines of Credit and —Debt Obligations.” Our ability to extend or renew existing warehouse lines, secured credit and other debt facilities, as well as obtain new warehouse lines, secured credit and other debt facilities is affected by a variety of factors including:

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
•our ability to find lenders willing to enter into facilities with acceptable terms;
•any decrease in liquidity in the credit markets;
•potential valuation changes to our mortgage loans, servicing rights or other collateral;
•prevailing interest rates;
•our ability to maintain sufficient levels of eligible assets or credit enhancements;
•the strength of the lenders from whom we borrow, and the regulatory environment in which they operate, including proposed capital strengthening requirements;
•our ability to sell our products to, or securitize our products with, the Agencies or other investors. (see “We depend on the programs of the Agencies. Discontinuation, or changes in the roles or practices, of these entities, without comparable private sector substitutes, could materially and negatively affect our results of operations and ability to compete”);
•lenders seeking to reduce their exposure to residential loans due to other reasons, including a change in such lender’s strategic plan or lines of business;
•termination of us as the loan servicer of any underlying collateral upon default or otherwise; and
•accounting changes that may impact calculations of covenants in our warehouse lines and other debt agreements which result in our ability to continue to satisfy such covenants.

In addition, an event of default, an adverse action by a regulatory authority, or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult or impossible for us to renew existing warehouse lines, secured credit or other debt facilities or obtain new warehouse lines, secured credit or debt facilities, any of which would have a material adverse effect on our business and results of operations, and would result in substantial diversion of our management’s attention. Similarly, market disruptions, such as the unanticipated failure of our lenders, could disrupt our ability to access existing, or identify new, warehouse lines, secured credit and other debt facilities.

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

As a result of our losses incurred in fiscal 2023, 2024 and 2025, we were required to amend certain of our warehouse lines, secured credit facilities and other debt obligations related to financial covenants and we may need to execute additional amendments from certain of our lending counterparties related to our financial covenants in the future. There can be no assurance that such amendments will be agreed to, in which case we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral, as well as triggering cross default provisions under other financing facilities which could materially adversely affect our financial condition and results of operations.

See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Warehouse and Other Lines of Credit and —Debt Obligations” for more information about these and other financing arrangements. If we are unable to access these or other sources of capital and liquidity, our business, financial condition and results of operations may be negatively impacted.

Our indebtedness and other financial obligations may limit our financial and operating activities and our ability to incur additional debt to fund future needs.

As of December 31, 2025, we had $5.0 billion of outstanding indebtedness, of which $2.9 billion was secured, short term indebtedness under our warehouse lines, $1.3 billion was secured debt obligations, and $807.1 million was unsecured debt obligations. For more information regarding our financing arrangements, see “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Warehouse and Other Lines of Credit and —Debt Obligations.” Subject to the limits contained in the applicable agreements governing our warehouse lines and other debt obligations, we have incurred and will likely continue to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions, or for other purposes. As we do so, the risks related to our high level of debt increase. Specifically, our high level of debt could have important consequences, including the following:

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

In addition, our indebtedness could limit our ability to obtain additional financing on acceptable terms, or at all, to fund our day-to-day loan origination operations, future acquisitions, working capital, capital expenditures, debt service requirements, general corporate and other purposes, any of which would have a material adverse effect on our business and financial condition. The agreements governing our outstanding indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of such debt. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control. Further, our warehouse lines are short-term debt that must to be renewed by our lenders on a regular basis, typically once a year. We have $340.6 million of senior secured notes due November 2027 and $600.0 million in unsecured senior notes due April 2028.

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

We are a holding company and have no material assets other than our equity interest in LD Holdings, which is itself a holding company that has no material assets other than its 99.96% equity interests in LDLLC, and 100% equity interests in ART, LDSS, MSC and Mello (and indirect interests in other subsidiaries). We have no independent means of generating revenue. We intend to cause LDLLC (and the other subsidiaries, if practicable) to make distributions to LD Holdings, and LD Holdings to make tax distributions to its unitholders in an amount sufficient to cover all applicable taxes payable by them determined according to assumed rates under the Holdings LLC Agreement, payments owing under the tax receivable agreement, dividends, if any, declared by us, and our operating capital needs. To the extent that we need funds, and LDLLC or LD Holdings are restricted from making such distributions under applicable law or regulation or contract, or are otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.

The Continuing LLC Members including Mr. Hsieh and his affiliates (the “Hsieh Stockholders”) hold their ownership interests in our business through LD Holdings and their interests may conflict with yours in the future.

Prior to our IPO, we completed a reorganization by changing our equity structure to create a single class of LLC Units in LD Holdings (the “Reorganization”). Prior to the Reorganization, our capital structure consisted of different classes of membership interests held by certain members of LD Holdings (“Continuing LLC Members”). The LLC Units were exchanged on a one-for-one basis for Class A holding units (“Holdco Units”) and Class C common stock. Pursuant to our Certificate of Incorporation, on February 11, 2026, all outstanding Class C common stock automatically converted to Class B common stock. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock together for cash or one share of Class A common stock at our election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.

As of March 10, 2026, the Hsieh Stockholders held approximately 31.8% of the voting power of our outstanding capital stock and therefore, for so long as they continue to hold a substantial portion of the voting power, will be able to significantly influence matters submitted to our stockholders for approval. In addition, the Continuing LLC Members (including the Hsieh Stockholders) own 31.7% of the Holdco Units. Because they hold their ownership interest in our business through LD Holdings, rather than us, these existing unitholders may have conflicting interests with holders of our Class A Common Stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us. See Note 1- Description of Business and Summary of Significant Accounting Policies—“Income Taxes” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The Hsieh Stockholders and Parthenon Capital Partners (together with applicable affiliates, the “Parthenon Stockholders”), together hold in the aggregate approximately 62.7% of the voting power of our capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

The Hsieh Stockholders and Parthenon Stockholders together hold in the aggregate approximately 62.7% of the voting power of our outstanding capital stock, and therefore between them will be able to control all matters submitted to our stockholders for approval (other than those matters requiring a 66 2/3% supermajority vote). Conversely, if the Hsieh Stockholders and the Parthenon Stockholders do not agree, it will be more costly and difficult for us to obtain stockholder approval for matters that require at least a majority vote or that are subject to proxy disputes between them. This concentrated control could limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Certain of our stockholders will have the right to engage or invest in the same or similar businesses as us.

In the ordinary course of its business activities, Anthony Hsieh and Parthenon Capital and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that Anthony Hsieh and Parthenon Capital or any of its officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries have no duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries (provided, that, with respect to Anthony Hsieh, only to the extent that such business is not a core business, defined generally to be a business in which the Company engages or is contemplating engaging in a material respect), even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Other than with respect to Anthony Hsieh, as to any core business, no such person will be liable to us for breach of any fiduciary or other duty, as a director or officer or otherwise, by reason of the fact that such person, acting in good faith, pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity, to us unless, in the case of any such person who is our director or officer, any such business opportunity is expressly offered to such director or officer solely in his or her capacity as our director or officer.

We will be required to pay, under the tax receivable agreement, the Parthenon Stockholders and certain Continuing LLC Members for certain tax benefits we may claim arising in connection with our purchase of Holdco Units and future exchanges of Holdco Units under the Holdings LLC Agreement, which payments could be substantial.

The Continuing LLC Members may from time to time cause LD Holdings to exchange an equal number of Holdco Units and Class B Common Stock (or prior to February 11, 2026, Class C Common Stock) for cash or Class A Common Stock of loanDepot, Inc. on a one-for-one basis at our election. In addition, we purchased Holdco Units from the Exchanging Members. As a result of these transactions, we expect to become entitled to certain tax basis adjustments reflecting the difference between the price we pay to acquire Holdco Units of LD Holdings and the proportionate share of LD Holdings’ tax basis allocable to such units at the time of the exchange. As a result, the amount of tax that we would otherwise be required to pay in the future may be reduced by the increase (for tax purposes) in depreciation and amortization deductions attributable to our interests in LD Holdings, although the U.S. Internal Revenue Service (“IRS”) may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge.

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

The market price of our Class A Common Stock has been, and may continue to be, highly volatile and subject to wide fluctuations. In addition, the trading volume in our Class A Common Stock has fluctuated, and may continue to fluctuate, and cause significant price variations. In fact, the closing market price of our Class A Common Stock has ranged between $1.02 and $31.48 since our IPO priced in February 2021. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A Common Stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly or annual results of operations; additions or departures of key management personnel; changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates; publication of research reports about our industry; litigation and government investigations; changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry; adverse announcements by us or others and developments affecting us; announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments; actions by institutional stockholders; increases in market interest rates that may lead investors in our shares to demand a higher yield; and other risk factors detailed in this Item 1A, and in response the market price of shares of our Class A Common Stock could decreases significantly. You may be unable to resell your shares of Class A Common Stock at or above your purchase price, or at all.

In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Any such litigation brought against us could result in substantial costs and a diversion of our management’s attention and resources. For additional information about the litigation in which we are involved, see “Item 3. Legal Proceedings”.

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

While, as of March 10, 2026, we have a total of 228,821,318 shares of Class A Common Stock issued and outstanding, 106,207,433 additional shares of Class A Common Stock may be issued upon the exercise of the exchange and /or conversion rights described elsewhere in this annual report on Form 10-K (assuming all outstanding 106,207,433 Holdco Units together with an equal number of shares of Class B Common Stock are exchanged for shares of Class A Common Stock). As these holders continue to exercise their right to exchange their shares or units into shares of our Class A common Stock, the stock price of our Class A Common Stock could drop significantly if the market perceives this as an intent to sell these shares. In addition, shares of our Class A Common Stock or securities convertible or exchangeable for shares of our Class A Common

Stock granted or reserved for future issuance pursuant to our 2021 Omnibus Incentive Plan or other equity plans or programs become eligible for sale in the public market once those shares are issued in accordance with the terms of applicable award agreements and equity plans and subject to Rule 144, as applicable. In 2024, we filed an S-3 registration statement registering 241,800,107 shares of our Class A Common Stock for the Hsieh Stockholders and the Parthenon Stockholders. These holders have registration rights that could permit them to sell additional securities into the open market. During 2025, our directors and Section 16 executive officers sold 22,324,950 shares.

The sale of substantial amounts of shares of our Class A Common Stock in the public market, whether in concentrated transactions or over time, or the perception that such sales could occur, including sales by the Hsieh Stockholders, the Parthenon Stockholders, other Continuing LLC Members, our directors, or our management may have had, and could have, an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock.

We cannot assure that we will pay any dividends on our Class A Common Stock.

Our Board has not declared a regular cash dividend since the second quarter of fiscal 2022, and there can be no assurance that our Board will determine to recommend cash dividends in the future. Any such determination will depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, including the satisfaction of our obligations under the tax receivable agreement, restrictions in our debt agreements, business prospects and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends depends on our receipt of distributions from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any indebtedness we or our subsidiaries incur. For more information about our dividends, see “Item. 7. Management discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Dividends and distributions.”

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

The trading market for our Class A Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our Class A Common Stock or publish inaccurate or unfavorable research about our business, our stock price may decline or not accurately reflect our underlying value. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our Class A Common Stock could decrease, which might cause our stock price and trading volume to decline. In addition, if our operating results fail to meet the expectations of securities analysts, our stock price would likely decline.

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

For example, we conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors, and other contractors and suppliers. We also conduct regular employee training on phishing and other cyber and information security topics, including with the use of simulation exercises. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment. We also utilize a third party for cybersecurity incident monitoring and response.

Our CISO, who reports to the Chief Digital Officer and has over twenty years of experience managing information technology and cybersecurity matters, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. The CISO receives regular reports prepared by experienced information security officers on cybersecurity threats, based on data from the Information Security Department and, in conjunction with management, regularly reviews risk management measures implemented by the Company to help identify and mitigate data protection and cybersecurity risks. Certain risk topics, such as cybersecurity and compliance, are regularly discussed at Enterprise Risk Management Committee (consisting of executive management) meetings, and are included in reports to the Board and Audit Committee.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management program. While we have identified risks from cybersecurity threats, such risks have not materially affected us, including our business strategy, results of operations or financial condition, with the exception of the Cybersecurity Incident, as disclosed in a Current Report filed by the Company on Form 8-K on January 8, 2024, as amended on January 22, 2024 and February 27, 2024, and in subsequent filings with the SEC. We recognized $1.8 million of expenses related to the Cybersecurity Incident during fiscal 2025 and $24.6 million of related expenses, net of insurance recoveries, during fiscal 2024, including amounts paid to settle lawsuits related to this Cybersecurity Incident. Further, we have engaged with and continue to engage with regulators related to the Cybersecurity Incident. We expect to have additional expenses and other related impacts associated with this Cybersecurity Incident, including costs associated with any related future litigation or regulatory matters, which could have a material effect on our financial condition or on our results of operations. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Cyberattacks, information or security breaches and technology disruptions or failures, including failure of internal operational or security systems or infrastructure, or other cybersecurity incidents of ours or of our third-party vendors, could damage our business operations and increase our costs.”

The Board of Directors, as a whole and at the committee level, oversees our enterprise risk management program, the most significant risks facing us and our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regularly scheduled and as needed updates on cybersecurity and information technology matters and related risk exposures from our CISO and Chief Digital Officer. The Board also receives periodic updates on cybersecurity risks. In addition, we have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the Audit Committee and the Board of Directors.

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

Holders
As of March 10, 2026, there were 40 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of March 10, 2026, there were 25 stockholders of record of our Class B common stock.

As of March 10, 2026, there were 0 stockholders of record of our Class C common stock.

As of March 10, 2026, there were 0 stockholders of record of our Class D common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities

For the year ended December 31, 2025, shares of the Company's Class B common stock or Class C common stock could each be converted, together with a corresponding Holdco Unit, as applicable, at any time and from time to time at the option of the holder of such share of Class B common stock or Class C common stock, as applicable, for one fully paid and non-assessable share of Class A common stock. Each share of the Company’s Class D common stock could be converted into one fully paid and non-assessable share of Class A common stock at any time at the option of the holder of such share of Class D common stock. There was no cash or other consideration paid by the holder converting such shares and, accordingly, there was no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On October 1, 2025, we issued to stockholders 4,870,033 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On November 1, 2025, we issued to stockholders 2,000,000 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On December 1, 2025, we issued to stockholders 2,300,000 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On February 11, 2026, pursuant to the Company’s Amended and Restated Certificate of Incorporation dated February 11, 2021, each outstanding share of the Company’s Class C common stock was converted into one share of Class B common stock, and each outstanding share of Class D common stock was converted into one share of Class A common stock. All outstanding Class C and Class D shares converted automatically and without further action on the part of the Company or any holder of Class C or Class D common stock. As of February 11, 2026, immediately following the conversion, there were 228,569,593 shares of Class A common stock outstanding, and 106,207,433 shares of Class B common stock outstanding. There are no shares of Class C or Class D common stock outstanding.

Issuer Purchases of Equity Securities

None.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part II. Item 8 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results or outcomes to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part I. “Item IA. Risk Factors”
Overview

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
Increases in interest rates may affect affordability and the ability for potential home buyers to qualify for a mortgage loan. As interest rates increase, rate and term refinancings become less attractive to consumers. However, rising interest rates during periods of inflationary pressures can make real assets, including real estate, an attractive investment. Demand for real estate may result in ongoing support for purchase mortgages and home price appreciation creating borrower equity that could result in opportunities for cash-out refinancings, home equity lines of credit, or closed end seconds.
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
During 2024 and 2025, the U.S. residential mortgage market continued to experience the impact of geopolitical risks and inflation. While the Federal Reserve lowered the Federal Funds rate three times in 2025, market concerns regarding, among other things, the long-term impacts of tariff policy and inflation resulted in long-term rates remaining elevated. The heightened rate environment negatively affected the affordability and loan qualification of homebuyers, contributed to the “lock-in” effect of borrowers that secured lower long-term interest rates during 2020 and 2021 giving rise to a lack of supply of homes available for sale and decreased demand for refinancing, shrinking mortgage loan origination volumes.

Actions taken by the Federal Reserve to impact short-term interest rates do not always have a corresponding impact on long-term interest rates, which more significantly influence the price of a fixed-rate mortgages. Despite the Federal Reserve reducing the Federal Funds rate to a range of 3.50% to 3.75%, the 30-Year Fixed Rate Mortgage Average in the United States as reported by the St. Louis Fed remained above 6% during all of 2025.

Strategy

We believe in our diversified business model, with robust origination capabilities across multiple channels that provide access to purchase, refinance and home equity lending opportunities across market cycles. These origination capabilities are complemented by our in-house servicing platform and recapture capabilities, all of which are enhanced by our technology assets and our nationally-recognized brand, which we believe gives us a distinct advantage in new customer acquisition.

Our strategic plan rests on four primary objectives:

1.Investing in the business through growth, operational efficiency and infrastructure. We intend to continue investing in recruiting and hiring sales talent across all origination channels. We also plan to further leverage technology to improve the customer experience and manufacturing processes. Finally, we expect to make additional investments in critical hardware and data upgrades which we believe will position us for future growth opportunities and to better mitigate risk.

2.Becoming a Best-in-Class Mortgage Banker. Our goals are simple: find another loan, close it faster, produce it cheaper, and maintain superior loan quality. We plan to do this by utilizing our scale and marketing prowess, leveraging our multi-channel origination strategy, investing in technology, and improving our processes.

3.Growing profitable market share. By hiring and training sales professionals in our direct channel, recruiting and attracting loan officers that have existing relationships with real estate professionals in our retail channel, and partnering with national and regional homebuilders in our joint venture channel, we plan to grow our origination capacity to capture profitable market share growth across refinance, resale and new home loans.

4.Returning to profitability. By investing in our origination and new customer acquisition capabilities, growing our servicing portfolio, improving our recapture rates, growing our brand and marketing, and increasing our operating leverage, we believe we can return to consistent profitability and create shareholder value.

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

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
IRLCs	$35,660,447	$32,541,852	$32,155,455
IRLCs (units)	130,287	110,528	105,143
Pull-through weighted lock volume	$26,014,540	$22,854,729	$21,475,262
Pull-through weighted gain on sale margin	3.36%	3.17%	2.75%
Loan originations by purpose:
Purchase	$15,201,308	$16,197,535	$16,474,927
Refinance	11,282,238	8,298,965	6,196,804
Total loan originations	$26,483,546	$24,496,500	$22,671,731
Loan originations (units)	95,653	84,328	76,847
Gain on sale margin	3.30%	2.96%	2.60%
Licensed loan officers	1,599	1,728	1,573
Headcount	4,506	4,675	4,250
Loans sold:
Servicing-retained	$17,166,067	$15,238,250	$15,222,156
Servicing-released	9,132,804	8,771,900	7,918,029
Total loans sold(1)	$26,298,871	$24,010,150	$23,140,185
Loans sold (units)	97,081	82,672	77,372
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$119,096,243	$115,971,984	$145,090,199
Total servicing portfolio (units)	448,261	417,875	496,894
60+ days delinquent ($)(2)	$1,909,082	$1,826,105	$1,392,606
60+ days delinquent (%)	1.60%	1.57%	0.96%
Servicing rights at fair value, net(3)	$1,637,706	$1,615,510	$1,985,718
Weighted average servicing fee(4)	0.30%	0.30%	0.29%
Multiple (4)(5)	4.8x	4.9x	5.0x
(1)Original principal balance
(2)The UPB of loans that are 60 or more days past due as of the dates presented, according to the contractual due date, or are in foreclosure.
(3)Amount represents the fair value of servicing rights, net of servicing liabilities, which are included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.
(4)Excludes Non-Agency products.
(5)Amounts represent the fair value of servicing rights, net, divided by the weighted average annualized servicing fee.

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table sets forth our consolidated financial statement data for 2025 compared to 2024. A comparative discussion of results for 2024 compared to 2023 is provided in the “Results of Operations” section within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

	Year Ended December 31,		Change $	Change %
(Dollars in thousands)	2025	2024
REVENUES:
Net interest income (expense)	$10,275	$(843)	$11,118	NM
Gain on origination and sale of loans, net	742,386	642,078	100,308	15.6
Origination income, net	131,719	82,290	49,429	60.1
Servicing fee income	437,202	481,699	(44,497)	(9.2)
Change in fair value of servicing rights, net	(198,533)	(215,138)	16,605	7.7
Other income	66,692	70,149	(3,457)	(4.9)
Total net revenues	1,189,741	1,060,235	129,506	12.2
EXPENSES:
Personnel expense	641,518	600,483	41,035	6.8
Marketing and advertising expense	146,688	132,671	14,017	10.6
Direct origination expense	83,540	84,234	(694)	(0.8)
General and administrative expense	177,084	204,231	(27,147)	(13.3)
Occupancy expense	16,876	19,434	(2,558)	(13.2)
Depreciation and amortization	26,221	36,108	(9,887)	(27.4)
Servicing expense	43,132	37,373	5,759	15.4
Other interest expense	175,213	188,550	(13,337)	(7.1)
Total expenses	1,310,272	1,303,084	7,188	0.6
Loss before income taxes	(120,531)	(242,849)	122,318	50.4
Income tax benefit	(13,001)	(40,698)	27,697	68.1
Net loss	(107,530)	(202,151)	94,621	46.8
Net loss attributable to noncontrolling interests	(44,884)	(103,820)	58,936	56.8
Net loss attributable to loanDepot, Inc.	$(62,646)	$(98,331)	$35,685	36.3

Net loss of $107.5 million for 2025 reflects a decrease of $94.6 million compared to a net loss of $202.2 million for 2024. The decrease is primarily attributable to an increase in total net revenues of $129.5 million due to a 13.8% increase in pull-through weighted lock volume that resulted in a $100.3 million increase in gain on origination and sale of loans, and a 19 basis point increase in pull-through weighted gain on sale margin. The increase in total net revenues was partially offset by a $7.2 million increase in total expenses, including increases in personnel, marketing and advertising expense, and servicing expense. Total originations were $26.5 billion for the year ended December 31, 2025, compared to $24.5 billion for the year ended December 31, 2024, representing an increase of $2.0 billion or 8.1%.

Revenues

Net Interest Income (Expense). Net interest income (expense) includes interest income earned on LHFS, offset by interest expense incurred on amounts borrowed under warehouse lines for loan financing as well as warehouse line commitment fees. These commitment fees are amortized on a straight-line basis over the duration of the warehouse line agreement. The increase in net interest income was predominately driven by a $250.7 million increase in the average balance of LHFS and lower cost of funds on warehouse lines as short-term interest rates were lower for the year ended December 31, 2025, offset by an increase in loans financed on warehouse lines resulting in a $241.4 million increase in the average balance of warehouse lines and a lower yield on LHFS.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Year Ended December 31,		Change $	Change %
(Dollars in thousands)	2025	2024
Premium from loan sales	$137,808	$66,489	$71,319	107.3%
Fair value of servicing rights additions	271,439	252,076	19,363	7.7
Fair value gains (losses) on IRLC and LHFS	45,173	(49,302)	94,475	191.6
Fair value (losses) gains from Hedging Instruments	(70,793)	35,778	(106,571)	(297.9)
Discount points, rebates and lender paid costs	367,493	330,689	36,804	11.1
(Provision) recovery for loan loss obligation for loans sold	(8,734)	6,348	(15,082)	(237.6)
Total gain on origination and sale of loans, net	$742,386	$642,078	$100,308	15.6

Gain on origination and sale of loans, net includes several key components. The estimated change in value of a loan from the time we enter into a commitment to lend to the borrower (IRLC) to the closing of the loan (LHFS) up until its eventual sale is recorded in “Fair value gains or losses on IRLC and LHFS.” Various factors, such as mortgage volume, the duration a loan remains at stages in the origination process, and shifts in interest rates, influence fair value changes on IRLC and LHFS. We utilize a hedge strategy to manage the impact of interest rate changes in IRLC and LHFS, "Fair value gains or losses from Hedging Instruments" represents the unrealized gains or losses on Hedging Instruments. When a loan is sold, the difference between proceeds received and the UPB is included in “Premium from loan sales.” Additionally, “Discount points, rebates, and lender paid costs” are recognized at closing of the loan. The fair value of servicing rights retained on loan sales is included in “Fair value of servicing rights additions.” The "Provision for loan loss obligation for loans sold” is established to cover potential losses from a breach of representation or warranty made to purchasers or insurers of the sold loans. We may recover previously recorded provision for loan loss obligations when previous loss estimates need to be lowered for changes in estimated frequency and severity. The $100.3 million or 15.6% increase in gain on origination and sale of loans, net was primarily driven by higher gain on sale margin and increased origination volumes, partially offset by a provision for loan loss obligation for loans sold due to higher sales volume compared to a recovery for loan loss obligations in the prior year that was the result of an adjustment for improved credit performance and reduced exposure.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $49.4 million or 60.1% increase in origination income was primarily the result of an increase in consumer direct and retail loan origination volume, partially offset by a decrease in joint venture and HELOC origination volume.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The decrease of $44.5 million or 9.2% in servicing income between periods was the result of a decrease in servicing fee collections and reduced ancillary income due to a decrease of $9.5 billion in the average UPB of our servicing portfolio as a result of bulk sales completed during the prior year.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) fallout and decay, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The increase of $16.6 million or 7.7% reflects a decreased loss of $22.6 million in fair value, net of hedge, and a $6.8 million decrease in provision and broker fees related to bulk sales in 2024, partially offset by a $12.9 million increase in fallout and decay.

Other Income. Other income includes our pro rata share of the net earnings from joint ventures and fee income from title, escrow, and settlement services for mortgage loan transactions performed by LDSS, fair value gains or losses on trading securities, interest income on cash deposits and interest income and fair value gains or losses from loans held for investment. The decrease of $3.5 million or 4.9% in other income between periods was attributable to a $10.8 million decrease in bank interest income and a $9.2 million decrease in income from joint ventures, partially offset by an $8.3 million increase in title and escrow fees, a $4.9 million increase in income related to loans held for investment, and a $3.4 million increase in fair value gains on trading securities.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The increase of $41.0 million or 6.8% is primarily due to a $31.8 million volume-related increase in commissions and a $12.5 million increase in salaries and benefits due to an increase in average headcount.
Marketing and Advertising Expense. With elevated interest rates, we adapted our marketing strategy to target increased purchase and cash-out refinance volume. Our approach relies on selected online lead aggregators, alongside search engine optimization, pay-per-click advertising, banner advertising, and organic content generation to cultivate organic online leads. Marketing and advertising expenses increased $14.0 million or 10.6% which primarily reflects an increase in aggregate lead generation.
General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $27.1 million or 13.3% decrease in general and administrative expense included a $17.3 million decrease in costs related to the Cybersecurity Incident in the prior year and an $18.7 million decrease in professional and consulting fees primarily related to a decrease in legal fees and a $5.0 million insurance settlement for the reimbursement of legal fees, partially offset by a $5.6 million increase in loss contingency expense due to recoveries in the prior year and a $2.8 million increase in office and equipment expenses related to software subscriptions.
Servicing Expense. The increase of $5.8 million or 15.4% in servicing expense reflects an increase in default and loss mitigation expense associated with an increase in delinquencies and average age of loans serviced and an increase in our servicing portfolio.
Other Interest Expense. The $13.3 million or 7.1% decrease in other interest expense was the result of a $17.9 million decrease in interest expense related to a decrease in MSR facilities, partially offset by a $2.4 million increase related to the GMSR 2025-GT1, GMSR 2025-GT2, and FAMSR 2025-FT1 Term Notes issued during the year and a $2.3 million increase due to a full year of expense related to the MMCA 2024-SD1 loan securitization completed in the second quarter of 2024.

Balance Sheet Highlights
December 31, 2025 Compared to December 31, 2024

	December 31,		Change $	Change %
(Dollars in thousands)	2025	2024
ASSETS
Cash and cash equivalents	$337,232	$421,576	$(84,344)	(20.0)%
Restricted cash	63,790	105,645	(41,855)	(39.6)
Loans held for sale, at fair value	3,165,542	2,603,735	561,807	21.6
Loans held for investment, at fair value	109,821	116,627	(6,806)	(5.8)
Derivative assets, at fair value	42,365	44,389	(2,024)	(4.6)
Servicing rights, at fair value	1,658,223	1,633,661	24,562	1.5
Trading securities, at fair value	85,640	87,466	(1,826)	(2.1)
Property and equipment, net	61,929	61,079	850	1.4
Operating lease right-of-use assets	23,877	20,432	3,445	16.9
Loans eligible for repurchase	1,074,386	995,398	78,988	7.9
Investments in joint ventures	18,251	18,113	138	0.8
Other assets	216,880	235,907	(19,027)	(8.1)
Total assets	6,857,936	6,344,028	513,908	8.1

LIABILITIES AND EQUITY
Warehouse and other lines of credit	2,902,539	2,377,127	525,412	22.1
Accounts payable, accrued expenses and other liabilities	349,350	379,439	(30,089)	(7.9)
Derivative liabilities, at fair value	10,718	25,060	(14,342)	(57.2)
Liability for loans eligible for repurchase	1,074,386	995,398	78,988	7.9
Operating lease liability	34,630	33,190	1,440	4.3
Debt obligations, net	2,100,303	2,027,203	73,100	3.6
Total liabilities	6,471,926	5,837,417	634,509	10.9
Total equity	386,010	506,611	(120,601)	(23.8)
Total liabilities and equity	$6,857,936	$6,344,028	$513,908	8.1
Cash and Cash Equivalents. The $84.3 million or 20.0% decrease in cash and cash equivalents relates to net losses for the year, increased haircuts on warehouse lines due to an increase in LHFS, an increase in retained servicing rights, a decrease in margin call payables, and a reduction in accounts payable, accrued expenses and other liabilities, partially offset by an increase in debt obligations, net.
Restricted Cash. Restricted cash was $63.8 million as of December 31, 2025 compared to $105.6 million as of December 31, 2024 representing a decrease of $41.9 million or 39.6%. The decrease was primarily the result of decreases in cash collateral associated with derivative activities, warehouse lines, and debt obligations.
Loans Held for Sale, at Fair Value. Loans held for sale, at fair value, are primarily fixed and variable rate, 15- to 30-year term first-lien loans secured by residential property. The $561.8 million or 21.6% increase reflects $25.9 billion in loan originations, $963.4 million in repurchases, and $30.4 million in fair value gains, partially offset by $26.3 billion in loan sales and $64.0 million in principal payments.
Loans Held for Investment, at Fair Value. Loans held for investment, at fair value are the residential mortgage loans securitized in the second quarter of 2024 and recorded on the balance sheet as a secured borrowing. The decrease of $6.8 million or 5.8% reflect $11.3 million of principal payments, partially offset by $4.4 million of fair value gain.
Loans Eligible for Repurchase. Loans eligible for repurchase were $1.1 billion as of December 31, 2025, as compared to $995.4 million as of December 31, 2024, representing an increase of $79.0 million or 7.9%. The increase between periods was due to the increase in loans that were 90 days or more delinquent at December 31, 2025, and was also attributable to the increase in our servicing portfolio.
Servicing Rights, at Fair Value. The $24.6 million or 1.5% increase was comprised of $271.4 million of capitalized servicing rights from servicing-retained loan sales, partially offset by $175.9 million from principal amortization and prepayments, $37.4 million decrease in fair value, and $36.3 million reduction from sales of servicing rights associated with $389.1 million in UPB.
Other Assets. The decrease of $19.0 million, or 8.1%, is primarily related to the $20.0 million insurance receivable received in the current year related to the Cybersecurity Incident in 2024.
Warehouse and Other Lines of Credit. The increase of $525.4 million, or 22.1%, is consistent with the increase in loans held for sale during the year ended December 31, 2025.
Accounts Payable, Accrued Expenses and Other Liabilities. The decrease of $30.1 million, or 7.9%, is due to a $29.1 million decrease in loss contingency reserve related to the Cybersecurity settlement, a $21.0 million decrease in deferred tax liability, and a $10.1 million decrease in margin call payables, partially offset by a $28.8 million increase in TRA liability.
Derivative Liabilities, at Fair Value. The decrease of $14.3 million, or 57.2%, reflects a $14.0 million decrease in Hedging Instrument liabilities from higher interest rates and a $0.3 million decrease in IRLCs.
Debt Obligations, net. The increase of $73.1 million, or 3.6%, is due to an increase of $344.9 million related to new issuances of Term Notes and an increase of $5.1 million in servicing advance facilities, partially offset by a $258.8 million decrease in MSR facilities, a $19.8 million repayment of the 2025 Senior Notes, and a net decrease of $7.1 million in other secured financings related to principal payments, and amortization of deferred financing costs and debt discount.
Equity. The decrease of $120.6 million, or 23.8%, was primarily attributed to a net loss of $107.5 million, a decrease in additional paid in capital of $20.0 million, primarily related to conversion-related adjustments to the TRA liability, the repurchase of treasury shares at cost of $9.3 million to net settle and withhold tax on vested RSUs and exercised options, and distributions for taxes on behalf of shareholders of $1.9 million, partially offset by stock-based compensation of $12.2 million and an increase of $5.9 million related to the issuance of common stock through the exercise of stock options.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current and potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of December 31, 2025, unrestricted cash and cash equivalents were $337.2 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.3 billion.
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
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of December 31, 2025, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
Seller/Servicer Financial Requirements
As a seller and servicer, we are subject to minimum net worth, liquidity, and other financial requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. Effective from December 31, 2023, revised FHFA and Ginnie Mae seller-servicer minimum financial eligibility requirements include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024 and Ginnie Mae implemented a risk-based capital requirement effective December 31, 2024. As of December 31, 2025, we were in compliance with these financial requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the year ended December 31, 2025, our loans remained on warehouse lines for an average of 19 days. Our warehouse facilities are generally short-term borrowings with maturities of one year and our securitization facilities have two and three year terms. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 63% of the mortgage loans that we originated during the year ended December 31, 2025 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to other non-Agency investors.
As of December 31, 2025, we maintained revolving lines of credit with eleven counterparties, including two loan funding facilities with GSEs, providing warehouse and other securitization facilities with a total borrowing capacity of $4.2 billion, of which $1.3 billion was committed. Our $4.2 billion of capacity as of December 31, 2025 was comprised of $3.9 billion with staggered maturities within one year and a $300.0 million securitization facility that matures in April 2028. As of December 31, 2025, we had $2.9 billion in outstanding borrowings and $1.3 billion in additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 12- Warehouse and Other Lines of Credit of the Notes to Consolidated Financial Statements contained in Item 8.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut,” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of December 31, 2025, we had a total of $9.9 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $3.3 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of December 31, 2025, our MSR facility secured by Fannie Mae had an outstanding balance of $97.8 million in MSR facilities and $198.0 million in Term Notes, secured by Fannie Mae MSRs totaling $412.6 million. As of December 31, 2025, our MSR facility secured by Freddie Mac had an outstanding balance of $312.4 million , secured by Freddie Mac MSRs totaling $482.1 million. As of December 31, 2025, our MSR facility secured by Ginnie Mae had an outstanding balance of $93.4 million in variable funding notes and $346.9 million in Term Notes, secured by Ginnie Mae MSRs totaling $661.5 million.
Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of December 31, 2025 there were outstanding securities financing facilities of $79.2 million secured by trading securities with a fair value of $85.6 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of December 31, 2025, the outstanding balance on our servicing advance facilities was $77.6 million secured by servicing advance receivables totaling $99.4 million.
Other secured financings as of December 31, 2025 consisted of securitization debt of $88.0 million, net of $5.1 million in discount and $0.8 million in deferred financing costs and related to the securitization of a pool of residential mortgage loans held by a VIE. Consolidated VIEs are further discussed in Note 8 - Variable Interest Entities of the Notes to Consolidated Financial Statements contained in Item 8.
Senior Notes as of December 31, 2025 consisted of secured Senior Notes totaling $310.0 million, net of $3.8 million of deferred financing costs and a discount of $26.8 million, and unsecured Senior Notes totaling $497.0 million, net of $2.4 million of deferred financing costs. Periodically, and in accordance with applicable laws and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. During the year ended December 31, 2024, we repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. In November 2025, the remaining principal balance of $19.8 million on the 2025 Senior Notes was redeemed.
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
Contractual Obligations and Commitments
Our estimated contractual obligations as of December 31, 2025 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse lines	$2,902,539	$2,602,539	$300,000	$—	$—
Debt obligations(1)
Secured credit facilities	663,927	350,477	313,450	—	—
Term Notes	550,000	—	—	550,000	—
Senior Notes	840,021	—	840,021	—	—
Other secured financings(2)	93,838	—	—	—	93,838
Long-term software license commitments	143,375	22,372	49,691	32,292	39,020
Operating lease obligations(3)	39,893	15,098	18,453	4,501	1,841
Naming and promotional rights agreements	33,510	9,510	12,000	12,000	—
Total contractual obligations	$5,267,103	$2,999,996	$1,533,615	$598,793	$134,699
(1)    Amounts exclude deferred financing costs.
(2)    The stated final maturity date is April 25, 2054. The Company, as the issuer, has the option to redeem the notes on or subsequent to the optional redemption date of April 25, 2026, but it is not required.
(3)    Represents lease obligations for office space under non-cancelable operating lease agreements.
In addition to the above contractual obligations, we also have interest rate lock commitments, forward sale contracts, loan loss obligation for sold loans and obligation for sold MSRs. Commitments to originate loans or repurchase loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above. Refer to Note 6 - Derivative Financial Instruments and Hedging Activities and Note 20 - Commitments & Contingencies of the Notes to Consolidated Financial Statements included in Item 8 for further discussion on derivatives and other contractual commitments. At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to fund our contractual obligations.
Off-Balance Sheet Arrangements
As of December 31, 2025, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. Our accounting policies are described in Note 1 - Description of Business, Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” At December 31, 2025, the most critical of these significant accounting policies were policies related to the fair value of loans held for sale, servicing rights, and derivative financial instruments. As of the date of this report, there have been no significant changes to the Company's critical accounting policies or estimates.
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

Reconciliation of Non-GAAP Financial Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Loss Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA. We exclude from these non-GAAP financial measures the change in fair value of MSRs, gains (losses) from the sale of MSRs, and related hedging gains and losses that represent realized and unrealized adjustments resulting from changes in valuation, mostly due to changes in market interest rates, and are not indicative of the Company’s operating performance or results of operation. Beginning in the second quarter of 2024, we began to include the gains (losses) from the sale of MSRs in valuation changes in servicing rights, net of hedging gains and losses to appropriately capture all valuation changes in MSRs up to and including the sales date. Prior periods have been revised to conform with this new presentation. We have excluded expenses directly related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024, such as costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, and professional fees, including legal expenses, litigation settlement costs, and commission guarantees. We also exclude stock-based compensation expense, which is a non-cash expense, gains or losses on extinguishment of debt and disposal of fixed assets, non-cash goodwill impairment, and other impairment charges to intangible assets and operating lease right-of-use assets, as well as certain costs associated with our restructuring efforts, as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “net interest income (expense)”, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state and local income taxes. Adjustments to Diluted Weighted Average Shares Outstanding assumes the pro forma conversion of weighted average Class C common stock to Class A common stock. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

•They do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;

•Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted Total Revenue, Adjusted Net Loss, and Adjusted EBITDA do not reflect any cash requirement for such replacements or improvements; and
•They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows.

Because of these limitations, Adjusted Total Revenue, Adjusted Net Loss, Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA are not intended as alternatives to total revenue, net income (loss), net income (loss) attributable to the Company, or Diluted Earnings (Loss) Per Share or as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Total Revenue, Adjusted Net Loss, Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for a reconciliation of these non-GAAP measures to their most comparable U.S. GAAP measures.

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2025	2024	2023
Total net revenue	$1,189,741	$1,060,235	$974,022
Valuation changes in servicing rights, net of hedging gains and losses(1)	22,045	44,675	33,226
Adjusted total revenue	$1,211,786	$1,104,910	$1,007,248
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

Reconciliation of Net Loss to Adjusted Net Loss (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2025	2024	2023
Net loss attributable to loanDepot, Inc.	$(62,646)	$(98,331)	$(110,142)
Net loss from the pro forma conversion of Class C common stock to Class A common stock(1)	(44,884)	(103,820)	(125,370)
Net loss	(107,530)	(202,151)	(235,512)
Adjustments to the benefit for income taxes(2)	11,598	26,131	32,872
Tax-effected net loss from the pro forma conversion of Class C common shares to Class A common stock	(95,932)	(176,020)	(202,640)
Valuation changes in servicing rights, net of hedging gains and losses(3)	22,045	44,675	33,226
Stock-based compensation expense	12,223	24,919	21,993
Restructuring charges(4)	5,049	7,199	11,811
Cybersecurity incident(5)	1,776	24,628	—
Loss (gain) on extinguishment of debt	—	5,680	(1,690)
Loss on disposal of fixed assets	30	8	1,430
Other impairment(6)	5	511	925
Tax effect of adjustments(7)	(10,837)	(26,423)	(16,696)
Adjusted net loss	$(65,641)	$(94,823)	$(151,641)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the benefit for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Year Ended December 31,
	2025	2024	2023
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	4.84	4.17	5.22
Effective income tax rate	25.84%	25.17%	26.22%
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
(6)Represents lease impairment on corporate and retail locations.
(7)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (Unaudited)	Year Ended December 31,
	2025	2024	2023
Share Data:
Diluted weighted average shares of Class A common stock and Class D common stock outstanding	211,021,121	185,641,675	174,906,063
Assumed pro forma conversion of Class C common stock to Class A common stock(1)	119,701,749	140,148,860	147,789,060
Adjusted diluted weighted average shares outstanding	330,722,870	325,790,535	322,695,123
(1)Reflects the assumed pro forma exchange and conversion of Class C common stock.

Reconciliation of Net Loss to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Year Ended December 31,
	2025	2024	2023
Net loss	$(107,530)	$(202,151)	$(235,512)
Interest expense — non-funding debt(1)	175,213	188,550	174,103
Income tax benefit	(13,001)	(40,698)	(42,796)
Depreciation and amortization	26,221	36,108	41,261
Valuation changes in servicing rights, net of hedging gains and losses(2)	22,045	44,675	33,226
Stock compensation expense	12,223	24,919	21,993
Restructuring charges(3)	5,049	7,199	11,811
Cybersecurity incident(4)	1,776	24,628	—
Loss on disposal of fixed assets	30	8	1,430
Other impairment(5)	5	511	925
Adjusted EBITDA	$122,031	$83,749	$6,441
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at December 31, 2025 was 34 days; and our average holding period of the loan from funding to sale was 33 days for the year ended December 31, 2025.

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

Credit Risk
We are subject to credit risk in connection with our originating, financing, selling, and servicing residential mortgage loans. Credit risk refers to the ability of each individual borrower underlying our loans, mortgage servicing rights, and trading securities, to make required interest and principal payments on the scheduled due dates. If delinquencies increase, the value of our loans, mortgage servicing rights, and trading securities may decrease and the amount of servicer advances we are required to make related to our mortgage servicing rights will increase. We believe credit risk is mitigated through stringent underwriting guidelines in our loan origination process and is primarily determined by the borrowers’ credit profiles and loan characteristics. Credit risk is influenced by general economic factors including interest rates, housing prices, and unemployment rates which could impact the borrowers’ ability to make payments on their loans,

While our contracts vary, we provide representations and warranties to purchasers and insurers of the mortgage loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. The representations and warranties require adherence to applicable origination and underwriting guidelines or requirements (including those of Fannie Mae, Freddie Mac, and Ginnie Mae), including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.
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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the year ended December 31, 2025 and 2024, we incurred no losses due to nonperformance by any of our counterparties.

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
We used December 31, 2025 market rates on our instruments to perform the sensitivity analysis on our financial assets and liabilities measured at fair value. The interest rate sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Our actual results could differ materially. The following tables summarize the estimated change in fair value of our financial assets and liabilities measured at fair value as of December 31, 2025, given hypothetical parallel shifts in interest rates:

	December 31, 2025
	Down 25 bps	Up 25 bps
Change in fair value (%):
LHFS	0.5%	(0.6)%
LHFI	0.9	(1.6)
Servicing rights, net	(1.5)	1.4
IRLCs, net	31.8	(38.7)
Net derivative (liabilities) assets, excluding IRLCs	(36.4)	128.9
Total change in fair value	—%	(0.1)%

Item 8. Financial Statements and Supplementary Data

LOANDEPOT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of loanDepot, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of loanDepot, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2026 expressed an unqualified opinion thereon.

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

Valuation of Servicing Rights
Description of the Matter
The estimated fair value of the Company’s servicing rights totaled $1.6 billion as of December 31, 2025. As described in Note 1 to the consolidated financial statements, the Company uses a discounted cash flow model to estimate the fair value of servicing rights. The key inputs used in the valuation of servicing rights include mortgage prepayment speeds and discount rates.

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
March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of loanDepot, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited loanDepot, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, loanDepot, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 12, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Irvine, California
March 12, 2026

loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$337,232	$421,576
Restricted cash	63,790	105,645
Loans held for sale, at fair value (includes $606,215 and $293,165 pledged to creditors in securitization trusts at December 31, 2025 and 2024, respectively)	3,165,542	2,603,735
Loans held for investment, at fair value (pledged to creditors in a securitization trust)	109,821	116,627
Derivative assets, at fair value	42,365	44,389
Servicing rights, at fair value (includes $661,475 and $625,699 pledged to creditors in securitization trusts at December 31, 2025 and 2024, respectively)	1,658,223	1,633,661
Trading securities, at fair value	85,640	87,466
Property and equipment, net	61,929	61,079
Operating lease right-of-use assets	23,877	20,432
Loans eligible for repurchase	1,074,386	995,398
Investments in joint ventures	18,251	18,113
Other assets	216,880	235,907
Total assets	$6,857,936	$6,344,028
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,902,539	$2,377,127
Accounts payable, accrued expenses and other liabilities	349,350	379,439
Derivative liabilities, at fair value	10,718	25,060
Liability for loans eligible for repurchase	1,074,386	995,398
Operating lease liability	34,630	33,190
Debt obligations, net	2,100,303	2,027,203
Total liabilities	6,471,926	5,837,417
Commitments and contingencies (Note 20)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 138,376,854 and 104,363,823 issued at December 31, 2025 and 2024, respectively	138	104
Class B common stock, $0.001 par value, 2,500,000,000 authorized, none issued at December 31, 2025 and 2024, respectively	—	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, 107,515,082 and 131,432,929 issued at December 31, 2025 and 2024, respectively	108	131
Class D common stock, $0.001 par value, 2,500,000,000 authorized, 97,026,671 and 97,026,671 issued at December 31, 2025 and 2024, respectively	97	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at December 31, 2025 and 2024, respectively	—	—
Treasury stock at cost, 8,779,081 and 5,270,250 shares at December 31, 2025 and 2024, respectively	(29,635)	(20,340)
Additional paid-in capital	878,204	843,523
Retained deficit	(614,398)	(550,623)
Noncontrolling interest	151,496	233,719
Total equity	386,010	506,611
Total liabilities and equity	$6,857,936	$6,344,028
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUES:
Interest income	$158,800	$146,485	$133,263
Interest expense	(148,525)	(147,328)	(130,145)
Net interest income (expense)	10,275	(843)	3,118

Gain on origination and sale of loans, net	742,386	642,078	524,521
Origination income, net	131,719	82,290	65,209
Servicing fee income	437,202	481,699	492,811
Change in fair value of servicing rights, net	(198,533)	(215,138)	(184,417)
Other income	66,692	70,149	72,780
Total net revenues	1,189,741	1,060,235	974,022

EXPENSES:
Personnel expense	641,518	600,483	573,010
Marketing and advertising expense	146,688	132,671	132,880
Direct origination expense	83,540	84,234	67,141
General and administrative expense	177,084	204,231	212,732
Occupancy expense	16,876	19,434	23,516
Depreciation and amortization	26,221	36,108	41,261
Servicing expense	43,132	37,373	27,687
Other interest expense	175,213	188,550	174,103
Total expenses	1,310,272	1,303,084	1,252,330

Loss before income taxes	(120,531)	(242,849)	(278,308)
Income tax benefit	(13,001)	(40,698)	(42,796)
Net loss	(107,530)	(202,151)	(235,512)
Net loss attributable to noncontrolling interest	(44,884)	(103,820)	(125,370)
Net loss attributable to loanDepot, Inc.	$(62,646)	$(98,331)	$(110,142)

Loss per share:
Basic	$(0.30)	$(0.53)	$(0.63)
Diluted	$(0.30)	$(0.53)	$(0.63)

Weighted average shares outstanding:
Basic	211,021,121	185,641,675	174,906,063
Diluted	211,021,121	185,641,675	174,906,063

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock issued			Common stock $			Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class C	Class D	Class A	Class C	Class D
Balance at December 31, 2022	72,497,011	145,693,119	97,026,671	$74	$146	$97	$(13,282)	$788,601	$(342,137)	$487,974	$921,473
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	(2,837)	—	—	(2,837)
Net common stock issued under stock-based compensation plans	11,530,741	(4,458,590)	—	13	(5)	—	(3,211)	23,223	—	(21,885)	(1,865)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	111	138	249
Forfeiture of accrued distributions on unvested Class C common stock	—	—	—	—	—	—	—	—	221	308	529
Stock-based compensation	—		—	—	—	—	—	12,068	—	9,925	21,993
Refund of tax distributions, net	—		—	—	—	—	—	—	241	213	454
Net loss	—		—	—	—	—	—	—	(110,142)	(125,370)	(235,512)
Balance at December 31, 2023	84,027,752	141,234,529	97,026,671	87	141	97	(16,493)	821,055	(451,706)	351,303	704,484
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	(15,782)	—	—	(15,782)
Net common stock issued under stock-based compensation plans	15,065,821	(9,801,600)	—	17	(10)	—	(3,847)	23,976	—	(23,983)	(3,847)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	4	5	9
Forfeiture of accrued distributions on unvested Class C common stock	—	—	—	—	—	—	—	—	6	9	15
Stock-based compensation	—		—	—	—	—	—	14,274	—	10,645	24,919
Distributions for taxes on behalf of shareholders, net	—		—	—	—	—	—	—	(596)	(440)	(1,036)
Net loss	—		—	—	—	—	—	—	(98,331)	(103,820)	(202,151)
Balance at December 31, 2024	99,093,573	131,432,929	97,026,671	104	131	97	(20,340)	843,523	(550,623)	233,719	506,611
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	(20,040)	—	—	(20,040)
Net common stock issued under stock-based compensation plans	30,504,200	(23,917,847)	—	34	(23)	—	(9,295)	46,875	—	(40,959)	(3,368)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	11	14	25
Stock-based compensation	—	—	—	—	—	—	—	7,846	—	4,377	12,223
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	(1,140)	(771)	(1,911)
Net loss	—	—	—	—	—	—	—	—	(62,646)	(44,884)	(107,530)
Balance at December 31, 2025	129,597,773	107,515,082	97,026,671	$138	$108	$97	$(29,635)	$878,204	$(614,398)	$151,496	$386,010
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,530)	$(202,151)	$(235,512)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization expense	26,221	36,108	41,261
Amortization of debt issuance costs	25,606	17,793	7,392
Amortization of operating lease right-of-use asset	10,394	11,007	14,162
Gain on origination and sale of loans	(741,412)	(600,822)	(503,190)
Fair value change in trading securities	(4,100)	(654)	(4,151)
Provision for loss obligation on sold loans and servicing rights	9,345	102	8,560
Decrease in provision for deferred income taxes	(6,863)	(48,084)	(43,175)
Fair value change in derivative assets	28,004	78,251	33,755
Fair value change in derivative liabilities	(14,342)	(59,903)	17,470
Fair value change in loans held for sale	(30,388)	26,914	(64,940)
Fair value change in loans held for investment	(4,446)	(1,206)	—
Fair value change in servicing rights	212,976	107,512	136,118
Stock-based compensation expense	12,223	24,919	21,993
Originations of loans	(25,916,129)	(24,074,360)	(22,393,729)
Proceeds from sales of loans	26,754,123	24,250,364	23,239,202
Proceeds from principal payments on loans held for sale	64,002	218,729	129,752
Proceeds from principal payments on loans held for investment	11,252	7,112	—
Payments to investors for loan repurchases	(977,358)	(677,594)	(491,852)
Premiums paid on derivatives	(25,980)	(29,066)	(87,918)
Loss (gain) on extinguishment of debt	—	5,680	(1,690)
Disbursements from joint ventures	5,118	15,932	18,968
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	(38,226)	35,109	(16,691)
Net cash used in operating activities	(707,510)	(858,308)	(174,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(27,100)	(26,386)	(20,612)
Proceeds from sale of servicing rights	35,837	508,209	180,687
Cash flows received on trading securities	5,925	6,089	5,492
Investment in joint ventures	(150)	(225)	—
Return of capital from joint ventures	—	249	92
Net cash provided by investing activities	14,512	487,936	165,659
See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	23,076,513	22,655,958	20,515,015
Repayment of borrowings on warehouse and other lines of credit	(22,551,101)	(22,225,888)	(20,714,561)
Proceeds from debt obligations	1,565,061	787,852	402,834
Payments on debt obligations	(1,501,318)	(1,045,736)	(417,879)
Payments of debt issuance costs	(16,521)	(13,339)	(5,307)
Treasury stock purchased to net settle and withhold taxes on vested shares	(9,295)	(3,847)	(3,211)
Exercise of stock options	5,926	—	—
Dividends and shareholder distributions	(2,466)	(3,263)	(2,980)
Net cash provided by (used in) financing activities	566,799	151,737	(226,089)

Net change in cash and cash equivalents and restricted cash	(126,199)	(218,635)	(234,645)
Cash and cash equivalents and restricted cash at beginning of the period	527,221	745,856	980,501
Cash and cash equivalents and restricted cash at end of the period	$401,022	$527,221	$745,856

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$301,463	$305,518	$321,626
Income taxes	(2,913)	9,024	(8,870)

Supplemental disclosure of noncash investing and financing activities
Loans transferred from held for sale to held for investment	$—	$122,532	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	13,834	3,300	8,852

Cash and cash equivalents and restricted cash reconciliation
Cash and cash equivalents	$337,232	$421,576	$660,707
Restricted cash	63,790	105,645	85,149
Total cash and cash equivalents and restricted cash	$401,022	$527,221	$745,856

See accompanying notes to the consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in tables are in thousands, except per share amounts, or unless otherwise indicated)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

loanDepot, Inc. (together with its consolidated subsidiaries, the “Company”) was incorporated in Delaware on November 6, 2020 to facilitate the initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of LD Holdings and its consolidated subsidiaries. loanDepot, Inc.’s common stock began trading on the New York Stock Exchange on February 11, 2021 under the ticker symbol “LDI.” As a holding company, loanDepot, Inc.'s sole material asset is its equity interest in LD Holdings. In its role as the sole managing member, loanDepot, Inc. exercises control over all the business and affairs of LD Holdings. LD Holdings, in turn, is also a holding company with no significant assets, except for equity interests in its direct subsidiaries. As of December 31, 2025, these subsidiaries include 99.96% ownership in LDLLC (the majority asset of the group), and 100% equity ownership in ART, LDSS, Mello, and MCS.

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

Loans held for sale, at fair value - LHFS are valued at the best execution value based on the underlying characteristics of the loan, which is either based off of the to-be-announced mortgage-backed securities (“TBA MBS”) market prices, or investor pricing, based on product, note rate and term, therefore LHFS are classified as Level 2. Loan characteristics such as loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan are considered when selecting comparable market pricing. The valuations for LHFS are adjusted at the loan level to consider the servicing release premium and loan level pricing adjustments specific to each loan. Changes in the fair value of the LHFS are recorded in current earnings as a component of gain on origination and sale of loans, net.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2025 and 2024, all amounts recorded in cash and cash equivalents represent cash held in banks, with the exception of insignificant amounts of petty cash held on hand.

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

Derivative Financial Instruments

Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Certain derivatives, loan warehouse, and repurchase agreements are subject to master netting arrangements or similar agreements. When a master netting arrangement exists with a counterparty, the Company presents certain financial assets and liabilities in a net position on the consolidated balance sheets.

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

The Company is required to make servicing advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other costs. Advances are made in accordance with servicing agreements and are recoverable upon collection from the borrower or foreclosure of the underlying loans. The Company periodically reviews the receivable for collectability and amounts are written-off when deemed uncollectible. As of December 31, 2025 and 2024, the Company had $119.3 million and $121.8 million, respectively, in outstanding servicing advances included in other assets.

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

The Company evaluates its ability to recover deferred tax assets within the jurisdiction from which they arise and considers all available positive and negative evidence. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold of being sustained would be recorded as a tax benefit in the current period.

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

Earnings per share

Basic and diluted earnings per common share are calculated in accordance with the two-class method and the treasury stock method, and reported according to the most dilutive calculation. According to the Company’s certificate of incorporation, holders of Class A common stock and Class D common stock are entitled to share equally, on a per-share basis, in dividends and other distributions of cash, property, or shares of stock of the Company as may be declared by the board of directors.

Basic earnings or loss per share of Class A common stock and Class D common stock is computed by dividing net income or loss attributable to loanDepot, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding during the period. Shares of Class B and Class C common stock do not have economic rights to loanDepot Inc. and, therefore, are not included in the calculation of basic earnings per share. For purposes of computing diluted earnings or loss per share, the weighted-average number of the Company’s shares reflects the dilutive effect that could occur if all potentially dilutive securities were converted into or exchanged or exercised for the Company’s Class A common stock.

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

On February 11, 2026, pursuant to the Company’s Amended and Restated Certificate of Incorporation dated February 11, 2021, each outstanding share of the Company’s Class C common stock was converted into one share of Class B common stock, and each outstanding share of Class D common stock was converted into one share of Class A common stock. This did not impact earnings per share at December 31, 2025. Refer to Note 15 - Equity for further detail.

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

Income from joint ventures, fair value gain (loss) and interest income on trading securities, fair value gain (loss) and interest income on loans held for investment, bank interest income, and referral fee income are also reported within other income in the consolidated statements of operations, however, they are not within the scope of Revenue from Contracts with Customers (Topic 606).

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

The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 16% and 18% of total loan originations for the years ended December 31, 2025 and 2024, respectively.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 36%, 12%, and 15% of the Company’s loan sales for the year ended December 31, 2025. Four investors accounted for 33%, 18%, 16%. and 6% of the Company’s loan sales for the year ended December 31, 2024. No other investors accounted for more than 5% of the loan sales for the years ended December 31, 2025 and 2024.

The Company funds loans through warehouse lines of credit. As of December 31, 2025, 19% and 18% of the Company's warehouse lines were payable to two separate lenders, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which, among other things, require that public business entities annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025. See Note 18 - Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting guidance for costs related to internal-use software. The ASU eliminates the previous stage-based model and replaces it with a principles-based approach that better aligns with modern software development practices, including agile and iterative methodologies. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact on the Company’s financial position or results of operations.

NOTE 2 – FAIR VALUE

The Company's consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for information on the fair value hierarchy, valuation methodologies, and key inputs used to measure financial assets and liabilities recorded at fair value, as well as methods and assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Financial Statement Items Measured at Fair Value on a Recurring Basis
The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$3,165,542	$—	$3,165,542
Loans held for investment	—	109,821	—	109,821
Trading securities	—	85,640	—	85,640
Derivative assets:
Interest rate lock commitments	—	—	42,207	42,207
Forward sale contracts	—	158	—	158
Servicing rights	—	—	1,658,223	1,658,223
Total assets at fair value	$—	$3,361,161	$1,700,430	$5,061,591
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,870	$1,870
Forward sale contracts	—	3,416	—	3,416
Interest rate swap futures	3,420	—	—	3,420
Put options on treasuries	2,012	—	—	2,012
Servicing rights	—	—	20,517	20,517
Total liabilities at fair value	$5,432	$3,416	$22,387	$31,235

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,603,735	$—	$2,603,735
Loans held for investment	—	116,627	—	116,627
Trading securities	—	87,466	—	87,466
Derivative assets:
Interest rate lock commitments	—	—	27,739	27,739
Forward sale contracts	—	16,650	—	16,650
Servicing rights	—	—	1,633,661	1,633,661
Total assets at fair value	$—	$2,824,478	$1,661,400	$4,485,878
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$2,187	$2,187
Interest rate swap futures	16,148	—	—	16,148
Forward sale contracts	—	896	—	896
Put options on treasuries	5,829	—	—	5,829
Servicing rights	—	—	18,151	18,151
Total liabilities at fair value	$21,977	$896	$20,338	$43,211

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31, 2025
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$25,552	$1,615,510
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	492,620	271,439
Fallout	(94,477)	—
Transfers of IRLC to LHFS	(383,358)	—
Valuation changes in servicing rights, net(1)	—	(212,976)
Sales	—	(36,267)
Balance at end of period	$40,337	$1,637,706
(1)The change in unrealized gains or losses relating to servicing rights still held at December 31, 2025 amounted to a net loss of $69.5 million for the year ended December 31, 2025.

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
(1)The change in unrealized gains or losses relating to servicing rights that were still held at December 31, 2024, amounted to a net loss of $33.6 million for the year ended December 31, 2024.

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	December 31, 2025				December 31, 2024
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	5.2%	-	99.9%	78.3%	0.1%	-	99.9%	75.2%

Servicing rights
Discount rate(2)	3.8%	-	17.7%	6.9%	4.1%	-	17.5%	6.5%
Prepayment rate	5.8%	-	14.1%	8.7%	5.4%	-	16.7%	8.1%
Cost to service (per loan)	$73	-	$132	$100	$73	-	$129	$96
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a non-recurring basis as of December 31, 2025 or December 31, 2024.

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

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$807,053	$801,069	$812,122	$779,872
Other secured financings	$87,953	$89,034	$97,767	$98,820

Fair value of the Company’s Senior Notes issued in March 2021 and June 2024 is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy. Fair value of the Company’s other secured financings is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of loans held for sale by product type of loan as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
Conforming - fixed	$1,323,799	42%	$1,185,638	46%
Conforming - ARM	63,913	2	41,661	2
Government - fixed	1,034,485	33	986,799	38
Government - ARM	113,934	4	36,330	1
Other - residential mortgage loans	563,398	18	288,480	11
HELOC	27,930	1	58,849	2
Total	3,127,459	100%	2,597,757	100%
Fair value adjustment	38,083		5,978
Loans held for sale, at fair value	$3,165,542		$2,603,735

A summary of the changes in the balance of loans held for sale is as follows:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$2,603,735	$2,132,880
Origination and purchase of loans	25,916,129	24,074,360
Sales	(26,284,150)	(23,901,618)
Transfers to loans held for investment	—	(122,532)
Repurchases	963,442	666,288
Principal payments	(64,002)	(218,729)
Fair value gain (loss)	30,388	(26,914)
Balance at end of period	$3,165,542	$2,603,735

Gain on origination and sale of loans, net is comprised of the following components:

	Year Ended December 31,
	2025	2024	2023
Premium (discount) from loan sales	$137,808	$66,489	$(135,943)
Servicing rights additions	271,439	252,076	277,387
Unrealized (losses) gains from derivative assets and liabilities	(20,680)	61,822	(35,430)
Realized (losses) gains from derivative assets and liabilities	(35,328)	(48,432)	55,631
Discount points, rebates and lender paid costs	367,493	330,689	306,115
Fair value gain (loss) on loans held for sale	30,388	(26,914)	64,940
(Provision) recovery for loan loss obligation for loans sold	(8,734)	6,348	(8,179)
Total gain on origination and sale of loans, net	$742,386	$642,078	$524,521

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale.

	December 31, 2025			December 31, 2024
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$3,149,883	$3,109,965	$39,918	$2,582,937	$2,574,623	$8,314
90+ days delinquent(1)	15,659	17,494	(1,835)	20,798	23,134	(2,336)
Total	$3,165,542	$3,127,459	$38,083	$2,603,735	$2,597,757	$5,978
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

A summary of the changes in the balance of loans held for investment is as follows:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$116,627	$—
Loans securitized, at fair value	—	122,532
Principal payments	(11,252)	(7,112)
Fair value adjustment	4,446	1,207
Balance at end of period	$109,821	$116,627

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for investment.

	December 31, 2025			December 31, 2024
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$103,611	$123,829	$(20,219)	$111,010	$135,335	$(24,325)
90+ days delinquent(1)	6,210	7,854	(1,643)	5,617	7,600	(1,983)
Total	$109,821	$131,683	$(21,862)	$116,627	$142,935	$(26,308)
(1) 90+ days delinquent loans are on non-accrual status.

Income from loans held for investment is included in other income on the consolidated statement of operations, and includes $6.0 million of interest income and $4.4 million of fair value gain for the year ended December 31, 2025, and $4.3 million of interest income and $1.2 million of fair value gain for the year ended December 31, 2024.

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

	December 31,
	2025	2024
Agency	$64,301,274	$65,092,009
Government	42,610,586	39,909,978
Other	12,184,383	10,969,997
Total servicing portfolio	$119,096,243	$115,971,984

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$1,615,510	$1,985,718	$2,025,136
Servicing rights additions	271,439	252,076	277,387
Sales proceeds, net(1)	(36,267)	(514,772)	(180,687)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(37,395)	59,538	2,227
Due to collection/realization of cash flows	(175,877)	(163,010)	(149,211)
Realized gains (losses)on sales of servicing rights(2)	296	(4,040)	10,866
Total changes in fair value	(212,976)	(107,512)	(136,118)
Balance at end of period(3)	$1,637,706	$1,615,510	$1,985,718
(1)    During the year ended December 31, 2023, the Company sold excess servicing cash flows on Agency loans for total proceeds of $132.0 million. There were no excess servicing sales during the years ended December 31, 2025 and December 31, 2024.
(2)    Includes realized MSR sale gain and broker fees.
(3)    Servicing assets of $1.7 billion, $1.6 billion, and $2.0 billion, respectively, for the years ended December 31, 2025, 2024, and 2023 presented net of servicing liabilities of $20.5 million, $18.2 million, and $14.0 million, respectively.

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Contractual servicing fees	$342,057	$360,990	$395,213
Late, ancillary and other fees	95,145	120,709	97,598
Servicing fee income	$437,202	$481,699	$492,811

The following is a summary of the components of changes in fair value of servicing rights, net as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Changes in fair value:
Due to collection/realization of cash flows	$(175,877)	$(163,010)	$(149,211)

Due to changes in valuation inputs or assumptions	(37,395)	59,538	2,227
Realized gains (losses)on sales of servicing rights, net(1)	296	(3,036)	12,466
Net loss from derivatives hedging servicing rights	15,054	(101,177)	(47,919)
Valuation changes in servicing rights, net of hedging gains and losses	(22,045)	(44,675)	(33,226)
Other realized losses on sales of servicing rights (1)	(611)	(7,453)	(1,980)
Changes in fair value of servicing rights, net	$(198,533)	$(215,138)	$(184,417)
(1)Includes the (provision) recovery for estimated losses and broker fees on MSR sales.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	December 31,
	2025	2024
Fair value of servicing rights, net	$1,637,706	$1,615,510
Change in fair value from adverse changes:
Discount Rate:
Increase 1%	(62,800)	(62,832)
Increase 2%	(123,283)	(122,064)
Cost of Servicing:
Increase 10%	(18,672)	(17,403)
Increase 20%	(37,449)	(34,857)
Prepayment Speed:
Increase 10%	(19,035)	(16,609)
Increase 20%	(37,705)	(32,518)

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments utilized by the Company primarily include interest rate lock commitments, forward sale contracts, MBS put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1 - Description of Business, Presentation and Summary of Significant Accounting Policies and Note 2- Fair Value for further details on derivatives.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2025:
Interest rate lock commitments	$2,010,276	Derivative asset, at fair value	$42,207	$—
Interest rate lock commitments	481,579	Derivative liabilities, at fair value	—	1,870

Forward sale contracts	388,361	Derivative asset, at fair value	158	—
Forward sale contracts	1,839,101	Derivative liabilities, at fair value	—	3,416

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	8,750	Derivative liabilities, at fair value	—	2,012

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	760	Derivative liabilities, at fair value	—	3,420
		Total derivative financial instruments	$42,365	$10,718

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2024:
Interest rate lock commitments	$1,424,965	Derivative asset, at fair value	$27,739	$—
Interest rate lock commitments	370,092	Derivative liabilities, at fair value	—	2,187

Forward sale contracts	2,070,542	Derivative asset, at fair value	16,650	—
Forward sale contracts	29,567	Derivative liabilities, at fair value	—	896

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	2,878	Derivative liabilities, at fair value	—	5,829

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	2,075	Derivative liabilities, at fair value	—	16,148
		Total derivative financial instruments	$44,389	$25,060

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Year Ended December 31,
Derivative instrument	Statements of Operations Location	2025	2024	2023
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$14,785	$(22,388)	$24,350
Forward sale contracts	Gain on origination and sale of loans, net	(62,133)	41,335	6,958
Interest rate swap futures	Gain on origination and sale of loans, net	(17,299)	(17,527)	(31,328)
Put options	Gain on origination and sale of loans, net	8,639	11,970	20,221
Forward sale contracts	Change in fair value of servicing rights, net	15,827	(27,899)	(13,763)
Interest rate swap futures	Change in fair value of servicing rights, net	1,813	(62,019)	(22,572)
Put options	Change in fair value of servicing rights, net	(2,586)	(11,259)	(11,584)
Total realized and unrealized losses on derivative financial instruments		$(40,954)	$(87,787)	$(27,718)

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of set off criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of December 31, 2025 and 2024, respectively. Refer to Note 12 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	December 31, 2025
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$4,050	$(3,892)	$158	$—	$(44)	$114
Total assets	$4,050	$(3,892)	$158	$—	$(44)	$114

Liabilities:
Forward sale contracts	$7,308	$(3,892)	$3,416	$—	$(3,419)	$(3)
Put options on treasuries	2,012	—	2,012	—	(2,012)	—
Interest rate swap futures	3,420	—	3,420	—	(3,420)	—
Warehouse and other lines of credit	2,902,539	—	2,902,539	(2,902,539)	—	—
Secured debt obligations (1)	1,307,765	—	1,307,765	(1,307,765)	—	—
Total liabilities	$4,223,044	$(3,892)	$4,219,152	$(4,210,304)	$(8,851)	$(3)
(1)Secured debt obligations as of December 31, 2025 included secured credit facilities and Term Notes.

	December 31, 2024
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets
Forward sale contracts	$30,547	$(13,897)	$16,650	$—	$(10,179)	$6,471
Total assets	$30,547	$(13,897)	$16,650	$—	$(10,179)	$6,471

Liabilities
Forward sale contracts	$14,793	$(13,897)	$896	$—	$(802)	$94
Put options on treasuries	5,829	—	5,829	—	(5,829)	—
Interest rate swap futures	16,148	—	16,148	—	(16,148)	—
Warehouse and other lines of credit	2,377,127	—	2,377,127	(2,377,127)	—	—
Secured debt obligations (1)	1,216,454	—	1,216,454	(1,216,454)	—	—
Total liabilities	$3,630,351	$(13,897)	$3,616,454	$(3,593,581)	$(22,779)	$94
(1) Secured debt obligations as of December 31, 2024 included the secured credit facilities and Term Notes.

NOTE 8 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the years ended December 31, 2025, 2024 and 2023.

Consolidated VIEs

LD Holdings

The Company is a holding company, with its sole material asset being its equity interest in LD Holdings. As the sole managing member of LD Holdings, the Company indirectly operates and controls all of LD Holdings’ business and affairs. LD Holdings is considered a VIE and the financial results of LD Holdings and its subsidiaries are consolidated. A portion of net earnings or loss is allocated to noncontrolling interest to reflect the entitlement of the Continuing LLC Members. Refer to Note 15– Equity for further details.

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

Retained interests

In April 2024, the Company completed a transfer and securitization of a pool of performing, re-performing and non-performing residential mortgage loans. Pursuant to the credit risk retention requirements, mello Credit Strategies LLC, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing this securitization transaction. On the closing date, MCS and its wholly owned subsidiary retained a horizontal residual interest in the MMCA 2024-SD1 securitization comprised of the Class B notes and Trust Certificate. The Company determined that MCS is considered to be the primary beneficiary of the VIE as it retains all the risk and reward from the residual interest, and, therefore, the securitization trust is required to be consolidated. As of December 31, 2025, the remaining principal balance of loans transferred to the securitization trust was $131.7 million of which $7.9 million was 90 days or more past due.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s consolidated securitization and SPE VIEs.

	December 31, 2025	December 31, 2024
Assets
Loans held for sale, at fair value	$606,215	$293,165
Loans held for investment, at fair value	109,821	116,627
Restricted cash	6,652	10,794
Servicing rights, at fair value	661,475	625,699
Other assets	99,376	76,471
Total	$1,483,539	$1,122,756

Liabilities
Warehouse and other lines of credit	$600,000	$300,000
Debt obligations, net:
MSR Facilities	93,426	193,800
Servicing advance facilities	77,627	72,530
Term Notes	544,899	200,000
Other secured financings	87,953	97,767
Total	$1,403,905	$864,097

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	December 31, 2025
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$85,640	$—	$85,640	$1,959,938
Investments in joint ventures	18,251	—	18,251	14,949
Total	$103,891	$—	$103,891

	December 31, 2024
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$87,466	$—	$87,466	$2,078,478
Investments in joint ventures	18,113	—	18,113	15,880
Total	$105,579	$—	$105,579

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of December 31, 2025, the remaining principal balance of loans transferred to these securitization trusts was $2.0 billion of which $3.6 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $6.4 million, $15.6 million and $21.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in other income in the consolidated statements of operations.

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2025	2024
Furniture and equipment	$102,431	$94,232
Computer software	7,639	6,759
Software development	191,990	177,783
Leasehold improvements	31,628	30,074
Work in progress	24,592	22,569
Property and equipment	358,280	331,417
Accumulated depreciation and amortization	(296,351)	(270,338)
Property and equipment, net	$61,929	$61,079

The Company recorded $26.2 million, $36.1 million and $41.3 million of depreciation and amortization expense related to property and equipment for the years ended December 31, 2025, 2024 and 2023, respectively.

Capitalized computer software development costs consist of the following:

	December 31,
	2025	2024
Cost	$191,990	$177,783
Accumulated amortization	(171,608)	(150,752)
Software development, net	$20,382	$27,031

The Company recorded $20.9 million, $27.9 million and $27.7 million of amortization expense related to software development for the years ended December 31, 2025, 2024 and 2023, respectively.

Future computer software development amortization for the remaining years:

Year ending December 31,
2026	$11,609
2027	6,682
2028	2,091
Total	$20,382

NOTE 10 – LEASES

The Company entered into operating leases related to its corporate headquarters and support, sales, and processing offices which expire at various dates through 2033. The Company’s operating lease agreements have remaining terms ranging from less than one year to seven years. Certain of these operating lease agreements include options to extend the original term. The Company’s operating lease agreements do not require the Company to make variable lease payments.

	Year Ended December 31,
	2025	2024	2023
Lease expense:
Operating leases	$13,050	$14,535	$16,864
Short-term leases	1,745	1,475	1,739
Sublease income	(2,936)	(2,530)	(1,774)
Lease expense, net included in occupancy expense	$11,859	$13,480	$16,829

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$15,911	$21,964
Right-of-use assets obtained in exchange for lease obligations:
New leases entered into during the year	13,834	3,300

	December 31, 2025	December 31, 2024
Period-end:
Operating leases:
Weighted average remaining lease term (years)	3.1	2.8
Weighted average discount rate	8.0%	6.9%

The following is a schedule of future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2025:

Year ending December 31,
2026	$15,098
2027	13,238
2028	5,215
2029	2,464
2030	2,037
Thereafter	1,841
Total operating lease payments	39,893
Less: Imputed interest	(5,263)
Operating lease liability	$34,630

During the year ended December 31, 2025, no impairment charges were recorded for leases exited during the year. The impairment charges are included in general and administrative expense on the consolidated statements of operations. As of December 31, 2025, the Company had four operating leases that had not yet commenced with aggregate undiscounted required payments of $1.1 million.

NOTE 11 – OTHER ASSETS

Other assets consists of the following:

	December 31,
	2025	2024
Servicing advances	$119,269	$121,802
Margin call receivable	3,544	802
Prepaid expenses	36,374	28,913
Loan related receivables	19,143	17,144
Joint ventures	4,316	4,496
Servicing related receivables	5,764	11,671
Income tax receivable	7,103	3,020
Deferred tax asset	—	2,389
Insurance receivable	—	20,000
Other	21,367	25,670
Total	$216,880	$235,907

There was $4.5 million and $4.5 million in allowance for credit losses for loan related and other receivables at December 31, 2025 and 2024, respectively. Accounts receivable write-offs were immaterial during the years ended December 31, 2025, 2024 and 2023.

NOTE 12 – WAREHOUSE AND OTHER LINES OF CREDIT

At December 31, 2025, the Company was a party to eleven revolving lines of credit, including two loan funding facilities with GSEs, with lenders providing an aggregate $4.2 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at the secured overnight financing rate (“SOFR”), plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of December 31, 2025, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.50% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines have maturities staggered from April 2026 through November 2026. As of December 31, 2025 there was one securitization facility with an original two year term scheduled to expire in September 2026 and one securitization facility with an original three year term schedule to expire in April 2028. Warehouse lines and other lines of credit are subject to renewal based on an annual credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of December 31, 2025 and December 31, 2024, the Company had posted a total of $9.9 million and $15.6 million, respectively, of restricted cash as collateral with warehouse lenders and securitization facilities of which $3.3 million and $4.8 million, respectively, were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of December 31, 2025, the Company was in compliance with all covenants under the warehouse lines.

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

The following table presents information on warehouse and other lines of credit and the outstanding balance as of December 31, 2025 and 2024:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	December 31, 2025	December 31, 2024
Facility 1(1)	$400,000	$600,000	$1,000,000	9/22/2026	$536,653	$504,332
Facility 2(1)	1,000	299,000	300,000	10/21/2026	251,540	201,735
Facility 3(4)	—	225,000	225,000	4/14/2026	73,419	136,222
Facility 4	—	175,000	175,000	10/27/2026	162,446	91,160
Facility 5(1)(3)	—	200,000	200,000	N/A	—	332
Facility 6	—	300,000	300,000	9/18/2026	285,854	276,799
Facility 7(2)	300,000	—	300,000	9/25/2026	300,000	300,000
Facility 8	250,000	350,000	600,000	11/13/2026	445,828	400,703
Facility 9(1)	—	600,000	600,000	10/29/2026	546,799	465,844
Facility 10(2)	300,000	—	300,000	4/10/2028	300,000	—
Facility 11(1)(3)	—	150,000	150,000	N/A	—	—
Total	$1,251,000	$2,899,000	$4,150,000		$2,902,539	$2,377,127
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
(4)In February 2026, the maturity date was extended to February 2027.

The following table presents certain information on warehouse and other lines of credit:

	Year Ended December 31,
	2025	2024	2023
Maximum outstanding balance during the period	$2,902,539	$2,621,651	$2,280,996
Average balance outstanding during the period	2,161,851	1,920,480	1,704,717
Collateral pledged (loans held for sale)	3,106,641	2,544,826	2,065,878
Weighted average interest rate during the period	6.26%	7.06%	7.04%

NOTE 13 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Secured debt obligations, net:
Secured credit facilities:
MSR facilities	$503,556	$762,319
Securities financing facilities	79,215	82,465
Servicing advance facilities	77,627	72,530
Total secured credit facilities	660,398	917,314
Term Notes	544,899	200,000
Other secured financings	87,953	97,767
Total secured debt obligations, net	1,293,250	1,215,081

Other debt obligations, net:
Senior Notes	807,053	812,122
Total debt obligations, net	$2,100,303	$2,027,203

Certain of the Company’s secured debt obligations require the Company to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company was in compliance with all such financial covenants as of December 31, 2025.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In August 2017, the Company established the loanDepot GMSR Master Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable funding and/or term notes, each of which are secured by participation certificates representing beneficial interests in the Company’s Ginnie Mae mortgage servicing rights. In January 2024, the Company secured a new facility to re-issue a variable funding note that accrues interest at SOFR plus a margin per annum, providing an aggregate $150.0 million in borrowing capacity as of December 31, 2025 (including variable funding notes secured by servicing advances, see Servicing Advance Facilities below). In January 2025, the maturity date of the variable funding notes was extended to July 2026. As of December 31, 2025, the fair value of the mortgage servicing rights was $661.5 million. As of December 31, 2025, the Company had $94.2 million in outstanding variable funding notes and $0.7 million in unamortized deferred financial costs. In May 2025, the loanDepot GMSR Master Trust issued the Series 2025-

GT1 term notes in the aggregate principal amount of $200.0 million. The Series 2025-GT1 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in May 2030, or, if extended, to May 2032. The proceeds of Series 2025-GT1 Notes offering were used to prepay in full the Series 2018-GT1 Term Notes which had an outstanding principal balance of $200.0 million as of the date of prepayment. In July 2025, the loanDepot GMSR Master Trust issued the Series 2025-GT2 term notes in the aggregate principal amount of $150.0 million. The Series 2025-GT2 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in July 2030.

In January 2025, the Company entered into a credit facility agreement to provide for $400.0 million in borrowing capacity to replace a previous credit facility that was originally entered into in December 2021. This facility is secured by Freddie Mac mortgage servicing rights with a fair value of $482.1 million as of December 31, 2025. This facility bears interest at SOFR, plus a margin per annum and matures in January 2027. At December 31, 2025, there was $313.5 million outstanding on this facility and $1.1 million in unamortized deferred financing costs.

In May 2025, the Company amended its facility that was secured by Fannie Mae mortgage servicing rights to appoint a new administrative agent and to assign to the administrative agent 100% of the commitment under its credit agreement originally dated December 15, 2023, as amended restated and supplemented from time to time. This revolving line of credit provided for up to $300.0 million in borrowing capacity until it was terminated in November 2025. In November 2025, the Company and the loanDepot FAMSR Master Trust entered into a new facility to finance its Fannie Mae mortgage servicing rights through the issuance of term notes and variable funding notes, each of which are secured by a participation certificate representing beneficial interests in the Company’s Fannie Mae mortgage servicing rights. In November 2025, the loanDepot FAMSR Master issued up to $300.0 million of variable funding notes, the Series 2025-VF1 Notes. The Series 2025-VF1 Notes bear interest at SOFR, plus a margin per annum and mature in May 2026. In December 2025, the loanDepot FAMSR Master Trust issued a series of term notes, the Series 2025-FT1 Notes, in the aggregate principal amount of $200.0 million. Upon issuance of the Series 2025-FT1 Notes, the maximum principal balance of the Series 2025-VF1 Notes was reduced to $125.0 million. The Series 2025-FT1 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in December 2030. As of December 31, 2025 this facility was secured by Fannie Mae mortgage servicing rights with a fair value of $412.6 million. At December 31, 2025, there was $99.5 million outstanding on this facility and $1.7 million in unamortized deferred financing costs.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 50% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of December 31, 2025, the trading securities had a fair value of $85.6 million on the consolidated balance sheets and there were $79.2 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR plus a margin per annum. In September 2024, the 2020-VF1 Notes were extended to mature in September 2026 (unless earlier redeemed in accordance with their terms). At December 31, 2025, there was $34.8 million in 2020-VF1 Notes outstanding, with pledged servicing advances of $40.9 million.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum. As disclosed in MSR Facilities above, the Company secured a new facility in January 2024 to issue variable funding notes and to extend their maturity to July

2026. As of December 31, 2025, there was $42.8 million outstanding on the variable funding notes, secured by servicing advances of $58.4 million.

Term Notes

In May 2025, the Company, through the GMSR Trust issued the Series 2025-GT1 Term Notes (“GT1 Term Notes”). The GT1 Term Notes mature in May 2030 or if extended pursuant to the terms of the Series 2025-GT1 Indenture Supplement, May 2032 and accrue interest at SOFR plus a margin per annum. At December 31, 2025, there were $200.0 million in GT1 Term Notes outstanding and $1.8 million of unamortized deferred financing costs. In July 2025, the Company, through the GMSR Trust issued the Series 2025-GT2 Term Notes (“GT2 Term Notes”). The GT2 Term Notes mature in July 2030 and accrue interest at SOFR plus a margin per annum. At December 31, 2025, there were $150.0 million in GT2 Term Notes outstanding and $1.3 million of unamortized deferred financing costs.

In December 2025, the Company, through the FAMSR Trust issued the Series 2025-FT1 Term Notes (“FT1 Term Notes”). The FT1 Term Notes mature in December 2030 and accrue interest at SOFR plus a margin per annum. At December 31, 2025, there were $200.0 million in FT1 Term Notes outstanding and $2.0 million of unamortized deferred financing costs.

Other Secured Financings

In April 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans, whereby the loans were transferred to statutory trust MMCA 2024-SD1. The Company evaluated the sale of loans according to ASC 860 - Transfers and Servicing and determined that the transaction does not qualify for sale treatment. As a result, the securitization was recorded as a secured borrowing in which the loans remain on the consolidated balance sheet as loans held for investment, at fair value and the securitization debt is also recognized on the consolidated balance sheet in debt obligations, net. The secured financing is collateralized by and indexed to the pool of residential mortgage loans held by a VIE. As of December 31, 2025, there was $88.0 million outstanding in other secured financings, net of $5.1 million in debt discount and $0.8 million in unamortized deferred financing costs.

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

The Company evaluated the debt exchange under the guidance in ASC 470-50 Debt - Modifications and Extinguishments. As the present value of the cash flows under the 2027 Senior Notes differed by more than 10% from the present value of the remaining cash flows under the terms of the 2025 Senior Notes, it was determined that the debt was substantially different, and therefore, the transaction was accounted for as a debt extinguishment. In November 2025, the 2025 Senior Notes matured and the remaining principal balance of $19.8 million was redeemed. As of December 31, 2025, there were $340.6 million in 2027 Senior Notes outstanding, $26.8 million of unamortized debt discount and $3.8 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due April 2028 (the “2028 Senior Notes” and together with the 2027 Senior Notes, the "Senior Notes"). Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the 2028 Senior Notes at various redemption prices. As of December 31, 2025, there were $499.4 million in 2028 Senior Notes outstanding and $2.4 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.75% - 4.25%.

NOTE 14 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consist of the following:

	December 31,
	2025	2024
Accounts payable	$112,754	$116,093
Deferred tax liability	4,372	25,332
Loan loss obligation for sold loans	16,116	18,417
Accrued compensation and benefits	68,084	63,659
TRA liability	109,052	80,207
Joint ventures	9,242	10,517
Servicing rights, at fair value	20,517	18,151
Dividends and dividend equivalents payable	88	669
Accrued pricing adjustments on sold loans	1,083	1,159
Income tax payable	23	—
Margin call payable	69	10,179
Other	7,950	35,056
Total	$349,350	$379,439

NOTE 15 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $151.5 million and $233.7 million as of December 31, 2025 and December 31, 2024, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings.

	As of December 31,
	2025		2024
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	226,624,444	67.82%	196,120,244	59.87%
Continuing LLC Members	107,515,082	32.18%	131,432,929	40.13%
Total	334,139,526	100.00%	327,553,173	100.00%

On February 11, 2026, pursuant to the Company’s Amended and Restated Certificate of Incorporation dated February 11, 2021, each outstanding share of the Company’s Class C common stock was converted into one share of Class B common stock, and each outstanding share of Class D common stock was converted into one share of Class A common stock. All outstanding Class C and Class D shares converted automatically and without further action on the part of the Company or any holder of Class C or Class D common stock. As of February 11, 2026, immediately following the conversion, there were 228,569,593 shares of Class A common stock outstanding, and 106,207,433 shares of Class B common stock outstanding. There are no shares of Class C or Class D common stock outstanding.

NOTE 16 – EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for Class A common stock and Class D common stock:

	For the year ended December 31,
	2025			2024			2023
	Class A	Class D	Total	Class A	Class D	Total	Class A	Class D	Total
Net loss allocated to common stockholders	$(33,842)	$(28,804)	$(62,646)	$(46,938)	$(51,393)	$(98,331)	$(49,042)	$(61,100)	$(110,142)
Weighted average shares - basic and diluted	113,994,450	97,026,671	211,021,121	88,615,004	97,026,671	185,641,675	77,879,392	97,026,671	174,906,063
Loss per share:
Basic	$(0.30)	$(0.30)	$(0.30)	$(0.53)	$(0.53)	$(0.53)	$(0.63)	$(0.63)	$(0.63)
Diluted	$(0.30)	$(0.30)	$(0.30)	$(0.53)	$(0.53)	$(0.53)	$(0.63)	$(0.63)	$(0.63)

There was no Class B common stock outstanding for any periods presented. The potential dilutive effect of the exchange of Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange of Class C common stock for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of 25.8%, 25.2%, and 26.2% for the years ended December 31, 2025, 2024, and 2023, respectively. The potential dilutive effect of stock options, restricted stock units, and ESPP shares is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive for the periods and excluded from the computation of diluted earnings or loss per share.

	For the year ended December 31,
	2025	2024	2023
Class C common stock	119,701,749	140,148,860	147,789,060
Stock options, restricted stock units, ESPP shares(1)	12,693,203	10,974,241	16,919,589
Total	132,394,952	151,123,101	164,708,649
(1)Stock options, restricted stock units, and ESPP shares are weighted for the portion of the period for which they were outstanding.

NOTE 17 – COMPENSATION PLANS

Stock -Based Compensation

    The Company’s 2021 Plan and 2022 Plan provide for the grant of incentive and non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights of the Company’s Class A common stock. Options to purchase shares of the Company’s Class A common stock generally vest over predetermined periods and expire ten years after the date of grant. Service-based restricted stock units (“Service RSUs”) of the Company’s Class A common stock generally vest over predetermined periods, typically two to four years after the date of grant. Market-based restricted stock units (“Market RSUs”) of the Company’s Class A common stock generally vest over two to five years based on a combination of service and market conditions. The actual number of shares issued will be determined based upon the proportionate achievement of specified hurdles of the Company’s stock price. Performance-based restricted stock units (“Performance RSUs”) of the Company’s Class A common stock generally vest over three years based on a combination of service and performance metrics within a specified time period. The actual number of shares vested each year is determined based upon the timing and achievement of the performance metric. The initial number of the Company’s Class A common stock authorized for issuance under the 2021 Plan and 2022 Plan were 16.5 million and 5.0 million shares, respectively.

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

The stock-based compensation expense recognized on all share-based awards was $12.2 million, $24.9 million, and $22.0 million, for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $34.9 million of unrecognized compensation related to all unvested stock options, restricted stock units, and employee stock purchase subscriptions which will be amortized over the weighted-average remaining requisite service period of 2.08 years.

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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted. There were no options granted during the year ended December 31, 2025 and 2024.

	For the year ended December 31,
	2025	2024	2023
Average risk-free interest rate	N/A	N/A	4.19%
Expected dividend yield	N/A	N/A	N/A
Expected volatility	N/A	N/A	62%
Expected life	N/A	N/A	5.74 years
Fair value per share	N/A	N/A	$1.25

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions. The ESPP Plan was discontinued during the first quarter of 2024.

	For the year ended December 31,
	2025	2024	2023
Average risk-free interest rate	N/A	N/A	4.61%
Expected dividend yield	N/A	N/A	N/A
Expected volatility	N/A	N/A	64%
Expected life	N/A	N/A	0.50 years
Fair value per share	N/A	N/A	$1.75

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

	For the year ended December 31,
	2025	2024	2023
Average risk-free interest rate	4.36%	—%	4.37%
Expected volatility	78%	—%	62%

Stock option activity during the year ended December 31, 2025 under the 2022 Plan and 2021 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	5,350,000	$1.82	3.9 years	$1,884
Granted	—	—
Exercised	(3,225,000)	1.84		7,392
Forfeited/Cancelled	(250,000)	2.72
Outstanding as of December 31, 2025	1,875,000	$1.67	1.3 years	$770
Exercisable as of December 31, 2025	1,841,666	$1.66	1.2 years	$767
Vested and Expected to Vest as of December 31, 2025	33,334	$2.00	7.6 years	$2

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted stock unit activity during the year ended December 31, 2025 under the 2022 Plan and 2021 Plan was as follows:

	Market RSUs	Weighted Average Grant Date Fair Value	Performance RSUs	Weighted Average Grant Date Fair Value	Service RSUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	9,474,595	$1.68	1,641,842	$2.35	11,969,464	$2.67
Granted	4,700,000	2.41	4,051,084	1.37	13,972,588	1.93
Vested	—	—	(765,958)	2.35	(5,759,240)	2.68
Forfeited/Cancelled	(8,607,892)	1.68	(1,716,204)	1.50	(5,219,729)	1.97
Unvested as of December 31, 2025	5,566,703	$2.30	3,210,764	$1.57	14,963,083	$2.23

The total fair value of shares granted during the years ended December 31, 2025, 2024, and 2023 was $43.9 million, $21.8 million, and $14.1 million, respectively. The total fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 was $17.2 million, $16.6 million, and $17.2 million, respectively.

Restricted stock unit activity during the year ended December 31, 2025 for Holdco Units was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	348,840	$0.50
Vested	(344,986)	0.50
Forfeited/Cancelled	(3,854)	0.50
Unvested as of December 31, 2025	—	$—

401(k) Plan

The Company’s employees are eligible to participate in a defined contribution plan (“401(k) Plan”). Effective July 2023, the Company reinstated its matching of 50% of participant contributions, up to 6% of each participant’s total eligible gross compensation, after temporarily suspending the program in October 2022. Matching contributions totaled approximately $9.2 million, $8.2 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 18 – INCOME TAXES

The following table details the Company’s provision for income taxes:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$(3,616)	$4,952	$240
State	(2,522)	2,434	139
Total current	(6,138)	7,386	379
Deferred
Federal	(13,740)	(29,825)	(27,512)
State	6,877	(18,259)	(15,663)
Total deferred	(6,863)	(48,084)	(43,175)
Total
Federal	(17,356)	(24,873)	(27,272)
State	4,355	(15,825)	(15,524)
Total income tax benefit	$(13,001)	$(40,698)	$(42,796)

The following table is a reconciliation of the estimated provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year Ended December 31,
	2025		2024		2023
Federal income tax at statutory rate	$(25,312)	21.0%	$(50,998)	21.0%	$(58,445)	21.0%
State and local income taxes (net of federal benefit)(1)	3,258	(2.7)	(6,996)	2.9	(7,669)	2.8
State rate change	—	—	(2,409)	1.0	(5,308)	1.9
Change in valuation allowance	1,749	(1.5)	(112)	0.1	(139)	0.1
Change in unrecognized tax benefits	764	(0.6)	72	—	142	(0.1)
Tax credits	(23)	—	(538)	0.2	101	—
Nontaxable or nondeductible items:
Disallowed executive compensation	1,904	(1.6)	913	(0.4)	333	(0.1)
Other	(379)	0.3	1,239	(0.5)	1,113	(0.4)
Other reconciling items:
Return to provision	(1,793)	1.5	57	—	745	(0.3)
Deferred true-up	(2,595)	2.2	(3,728)	1.5	3	—
Non-controlling interests	9,426	(7.8)	21,802	(9.0)	26,328	(9.5)
Effective income tax rate	$(13,001)	10.8%	$(40,698)	16.8%	$(42,796)	15.4%
(1)    State taxes in California, New York, New Jersey, and Illinois make up the majority of the tax effect in this category for 2025. State taxes in California, Illinois, and New Jersey make up the majority of the tax effect in this category for 2024. State taxes in California and New York make up the majority of the tax effect in this category for 2023.

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

Income taxes paid (refunds received) by jurisdiction are as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$(403)	$5,643	$(5,311)
State (1)	(2,510)	3,381	(3,559)
Total	$(2,913)	$9,024	$(8,870)
(1)    During the year ended December 31, 2025, the Company received income tax refunds of $2.6 million, $0.3 million, and $0.2 million in California, New Jersey, and Pennsylvania, respectively, and paid income taxes of $0.8 million in New York. The Company paid income taxes of $2.5 million and received an income tax refund of $3.4 million in the state of California for the years ended December 31, 2024 and 2023, respectively.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	December 31,
	2025	2024
Deferred tax assets:
Accrued compensation	$12	$12
Net operating loss(1)	124,770	67,042
Tax credits(2)	2,322	172
Depreciation	6	7
State taxes	—	331
Acquired intangible assets	120	138
Charitable contributions carryover	—	162
Gross deferred tax assets before valuation allowance	127,230	67,864
Valuation allowance	(7,305)	(172)
Net deferred tax assets	119,925	67,692

Deferred tax liabilities:
Outside basis difference	124,297	90,635
Total deferred tax liabilities	124,297	90,635
Net deferred tax liabilities	$(4,372)	$(22,943)
(1)    Federal net operating loss carryforwards begin to expire in 2042; State net operating loss carryforwards begin to expire in 2030 through 2045 with some state providing indefinite carryforwards.
(2)    Tax credits begin to expire in 2042.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The deferred tax liability as of December 31, 2025 relates to temporary outside basis differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under the TRA as a result of the offering transaction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. Deferred income taxes are measured using the applicable tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted at the reporting date. The Company measured its deferred tax assets and liabilities at December 31, 2025 and 2024 using the combined federal and state rate (less federal benefit) of 25.8% and 25.8%, respectively. The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, the Company considered all negative and positive evidence. Based on this evaluation, the Company concluded that it is more likely than not that a portion of the state deferred tax assets will not be realized due to insufficient expected future taxable income in certain state jurisdictions. Accordingly, the Company recorded a partial valuation allowance of $5.0 million against its state deferred tax assets, and a full valuation allowance on ACT's federal and state net deferred tax assets of $2.3 million as of December 31, 2025. The Company will continue to assess the realizability of its deferred tax assets each reporting period and will adjust the valuation allowance as necessary if new information indicates a change in expectations. The Company recognized a TRA liability of $109.1 million and $80.2 million as of December 31, 2025 and 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The increase in the TRA liability was due to the number of LLC units exchanged for Class A common stock during the year ended December 31, 2025. Refer to Note 20 - Commitments and Contingencies, for further information on the TRA liability.

Uncertain tax positions relate to various federal and state income tax matters. The income tax returns for 2020-2024 are subject to examination by the relevant taxing authorities. There were no interest or penalties related to uncertain tax positions for the years ended December 31, 2025, 2024, and 2023, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$352	$639	$497
Increases related to positions taken during prior years	951	—	—
Increases related to positions taken during the current year	—	181	—
(Decrease) increase related to positions settled with tax authorities	—	(359)	212
Decreases due to a lapse of applicable statute of limitations	(115)	(109)	(70)
Ending balance	$1,188	$352	$639

NOTE 19 – RELATED PARTY TRANSACTIONS

In conjunction with its joint ventures, the Company entered into agreements to provide loan processing and administrative services to the joint ventures for which it receives fees. The Company also originates eligible mortgage loans referred by its joint ventures for which the Company pays the joint ventures a broker fee.

Fees earned and costs incurred from joint ventures were as follows:

	Year Ended December 31,
	2025	2024	2023
Loan processing and administrative services fee income	$17,124	$19,676	$21,970
Loan origination broker fees expense	80,022	110,892	132,345

Net amounts payable to or receivable from joint ventures were as follows:

	December 31,
	2025	2024
Amounts payable to joint ventures, net	$4,926	$6,021

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. A payment of $2.9 million was made under the TRA during the year ended December 31, 2025. There were no payments made under the TRA during the years ended December 31, 2024 and 2023.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $78.2 million and $17.5 million at December 31, 2025 and 2024, respectively.

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

Cybersecurity Incident

The Company is cooperating with various state regulators and attorneys general regarding ongoing investigations into the Cybersecurity Incident. While the ultimate dispositions of the investigations are not yet determinable, the Company does not believe that a loss is reasonably estimable in these matters at this time.

Employment Litigation

On September 21, 2021, a former senior operations officer filed a complaint, as subsequently amended, with the Superior Court of the State of California, County of Orange. The complaint originally named the Company, an executive officer, and a former executive officer as defendants, and alleged loan origination noncompliance and various employment-related claims, including hostile work environment and gender discrimination. The claims against the two executive officers were dismissed by the court in 2022. Plaintiff's claims regarding improper origination of loan documents, gender discrimination and several other ancillary employment claims were dismissed as a result of several pre-trial motions filed on behalf of the Company. On February 7, 2025, a unanimous jury returned a verdict in favor of loanDepot regarding the remaining claims in the litigation. Plaintiff filed a notice of appeal of the jury verdict on April 15, 2025. To date, including $571,000 on February 2, 2026, the court has awarded loanDepot approximately $750,000 for attorneys’ fees and other costs as sanctions against the plaintiff and her counsel for bringing frivolous claims and engaging in other inappropriate conduct. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Telephone Consumer Protection Act Class Actions

The Company is a defendant in multiple putative class action lawsuits alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”), related to marketing and customer communications. Of these actions, Jeffrey Kearns v. loanDepot.com, LLC (“Kearns”), filed in June 2022 has been certified as a class action and is pending in the in the United States District Court for the Central District of California. The remaining actions are in various stages of litigation and have not been certified as classes. Absent class certification, the Company believes these other actions are ordinary routine litigation matters incidental to our business. Kearns seeks actual and statutory damages under the TCPA, injunctive relief, and attorneys’ fees and costs. The Company believes it has substantial defenses to the Kearns lawsuit and it continues to vigorously defend against it. The Company does not believe that a loss is reasonably estimable in Kearns at this time.

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

Antitrust Class Action

In October 2025, a group of borrowers, none of which have loans with loanDepot.com, LLC, filed a putative class action lawsuit in the United States District Court for the Middle District of Tennessee against mortgage technology software provider Optimal Blue and 29 lender-users of its software, including loanDepot.com, LLC. The lawsuit alleges that the defendants violated Section 1 of the Sherman Act by conspiring with each other to exchange competitively sensitive information through the use of such software, allegedly reducing competition and in turn increasing mortgage costs. On February 23, 2026, the plaintiffs filed an amended complaint that did not name loanDepot.com, LLC.

Privacy Class Action

In December 2025, a putative class action lawsuit was filed in the Superior Court of California, County of Alameda, against loanDepot.com, LLC, alleging that certain cookies and other “tracking technologies” collected website activity data even if visitors declined consent using the “Cookie Preferences” tool. The lawsuit alleges violations of the California Invasion of Privacy Act (“CIPA”), breach of contract, and violation of the California Unfair Competition Law. The complaint seeks actual and statutory damages under the CIPA, equitable relief, credit monitoring for the class, and attorneys’ fees and costs. The Company believes it has substantial defenses to this lawsuit and will vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of December 31, 2025 and December 31, 2024 approximated $2.5 billion and $1.8 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6 - Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The activity related to the loan loss obligation for sold loans is as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$18,417	$31,980	$70,797
Provision (recovery) for loan loss obligations	8,734	(6,348)	8,179
Charge-offs	(11,035)	(7,215)	(46,996)
Balance at end of period	$16,116	$18,417	$31,980

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $0.6 million and $2.9 million as of December 31, 2025 and December 31, 2024, respectively

TRA Liability

As part of the IPO and reorganization, the Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members, whereby loanDepot, Inc. will be obligated to pay such parties or their permitted assignees, 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that loanDepot, Inc. realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability with amounts accrued when deemed probable and estimable. The Company recognized a TRA liability of $109.1 million and $80.2 million as of December 31, 2025 and 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on several factors including the number of LLC units exchanged for Class A common stock, the amount of taxable income attributable to loanDepot, Inc., and the Company’s ability to realize the tax benefits in a given year. Refer to Note 19 - Related Party Transactions for further detail on the payments.

NOTE 21– REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $343.1 million as of December 31, 2025. As of December 31, 2025, the Company was in compliance with its regulatory capital and liquidity requirements.

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

As the Company operates as one operating segment, financial data provided in the consolidated financial statements, including total net revenues of $1.2 billion, consolidated net loss of $107.5 million, and total assets of $6.9 billion, represent the performance of our single reportable segment. The consolidated statements of operations reflect the same level of significant expense categories regularly provided to the CODM for decision-making purposes. General and administrative expense reported in the consolidated statements of operations includes office and equipment expense, professional fees such as legal, compliance, consulting, and expenses for audit and tax services, data processing, telecommunications, travel and entertainment and other general expenses.

For the year ended December 31, 2025, there was no change in segmentation or measurement methods for segment reporting.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management assessed, with participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2025. The assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management determined that internal control over financial reporting is effective as of December 31, 2025.

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

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K), except as set forth below.

Name and Title	Type of Plan	Date Plan Adopted/ Terminated	Duration	Aggregate Number of Shares to be Purchased or Sold
Anthony Hsieh, Executive Chairman, Chief Executive Officer and President	Rule 10b5-1 trading arrangement	Adopted December 9, 2025	Earliest first trade date is the third business day following the filing of this Annual Report on Form 10-K and the maximum duration is March 8, 2027	Sell up to 9,600,000 shares of Class A Common Stock, subject to certain conditions
Jeff DerGurahian, Chief Investment Officer and Head Economist	Rule 10b5-1 trading arrangement	Adopted November 25, 2025	Earliest first trade date is the third business day following the filing of this Annual Report on Form 10-K and the maximum duration is February 26, 2027	Sell up to 2,000,000 shares of Class A Common Stock, subject to certain conditions

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

3.2	Amended and Restated Bylaws of loanDepot, Inc., effective November 10, 2022 (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 13, 2025).
4.1
Registration Rights Agreement, dated February 16, 2021, among loanDepot, Inc., LD Holdings Group LLC and certain holders identified therein (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 16, 2021).

4.2
Indenture, dated March 26, 2021, among LD Holdings Group LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee (Form of 6.125% Senior Notes due 2028 included as Exhibit A thereto) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 1, 2021).

4.2.1
First Supplemental Indenture, dated June 24, 2024, among the LD Holdings Group LLC, mello Credit Strategies LLC and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of March 26, 2021 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 24, 2024).

4.3
Indenture, dated June 24, 2024, among LD Holdings Group LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (Form of 8.750% Senior Secured Notes due 2027 included as Exhibit A thereto) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 24, 2024).

4.4*	Description of Capital Stock.
10.1
Amended and Restated Stockholders Agreement, dated April 21, 2022, among loanDepot, Inc., Parthenon Investors III, L.P., PCap Associates, Parthenon Capital Partners Fund, L.P., Parthenon Investors IV, L.P., Parthenon Capital Partners Fund II, L.P. PCP Managers, L.P., The JLSSAA, Trust established September 4, 2014, JLSA, LLC, Trilogy Mortgage Holdings, Inc., Trilogy Management Investors Six, LLC, Trilogy Management Investors Seven, LLC and Trilogy Management Investors Eight, LLC (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2022).

10.2
Tax Receivable Agreement, dated February 11, 2021, among loanDepot, Inc., LD Holdings Group LLC and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 16, 2021).

10.3
Fourth Amended and Restated Limited Liability Company Agreement of LD Holdings, LLC, dated February 11, 2021, among LD Holdings Group LLC and the other parties thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 16, 2021).

10.4+
Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed February 9, 2021).

10.5+	2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed February 16, 2021).
10.5.1+	First Amendment to the 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 20, 2022).
10.5.2+	Second Amendment to the 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed June 13, 2023).
10.5.3+	Third Amendment to the 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2025).
10.5.4+	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed January 21, 2021).

10.5.5+
Form of Performance Share Unit Award Agreement under 2021 Omnibus Incentive Plan, approved December 14, 2022 (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed March 16, 2023).

10.5.6+
Form of Nonqualified Stock Option Agreement under 2021 Omnibus Incentive Plan, approved December 14, 2022 (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed March 16, 2023).

10.5.7+
Form of Restricted Stock Unit Award Agreement under 2021 Omnibus Incentive Plan, approved January 18, 2023 (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed March 16, 2023).

10.5.8+
Form of Restricted Stock Unit Award Agreement under 2021 Omnibus Incentive Plan, approved March 13, 2024 (incorporated herein by reference to Exhibit 10.6.7 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.5.9+
Form of Performance Restricted Stock Unit Award Agreement under 2021 Omnibus Incentive Plan, approved March 13, 2024 (incorporated herein by reference to Exhibit 10.6.8 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.6+	2022 Inducement Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 26, 2022).
10.6.1+
Form of Restricted Stock Unit Award Agreement under 2022 Inducement Plan, approved April 20, 2022 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022).

10.6.2+
Form of Performance Award Agreement under 2022 Inducement Plan, approved April 20, 2022 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022).

10.6.3+
Form of Nonqualified Option Agreement under 2022 Inducement Plan, approved April 20, 2022 (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022).

10.6.4+
Form of Restricted Stock Unit Award Agreement under 2022 Inducement Plan, approved September 11, 2025 (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed September 12, 2025).

10.6.5+
Form of Performance Stock Unit Award Agreement under 2022 Inducement Plan, approved September 11, 2025 (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed September 12, 2025).

10.7+
Executive Employment Agreement, dated April 21, 2022, between Frank Martell and loanDepot, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2022).

10.7.1+
Transition, Separation and Advisory Agreement and General Release of Claims, dated March 5, 2025, between loanDepot, Inc. and Frank Martell (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2025).

10.8+	Letter Agreement, dated March 6, 2025, between loanDepot, Inc. and Anthony Hsieh (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2025).
10.9+
Executive Employment Agreement, dated June 1, 2023, between loanDepot, Inc. and David Hayes (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2023).

10.10+
Executive Employment Agreement, dated September 22, 2022, between loanDepot, Inc. and Jeff Walsh (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2022).

10.10.1+
Transition and Separation Agreement and General Release of Claims, dated August 5, 2025, between loanDepot, Inc. and Jeff Walsh (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2025).

10.11+*#	Executive Employment Agreement, dated August 5, 2025, between loanDepot, Inc. and Dominick Marchetti.
10.12#
Mortgage Loan Participation Purchase and Sale Agreement, dated February 28, 2013, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed January 21, 2021).

10.12.1#
Amendment Number One to the Mortgage Loan Participation Purchase and Sale Agreement, dated November 21, 2013, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed January 21, 2021).

10.12.2
Amendment Number Two [as renumbered by Amendment Number 3] to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 25, 2019, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed January 21, 2021).

10.12.3
Amendment Number Three to the Mortgage Loan Participation Purchase and Sale Agreement, dated December 31, 2019, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.14.3 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.12.4
Amendment Number Four to the Mortgage Loan Participation Purchase and Sale Agreement, dated June 18, 2020, between loanDepot.com, LLC and Jefferies Mortgage Funding, LLC (incorporated herein by reference to Exhibit 10.21.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed January 21, 2021).

10.13
Indenture, dated September 24, 2020, among loanDepot Agency Receivables Trust, as issuer, loanDepot.com, LLC, as servicer and administrator, Citibank, N.A, as indenture trustee, calculation agent, paying agent, custodian and securities intermediary, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.48 to Amendment No. 1 to the Company’s Registration Statement filed Form S-1 filed January 21, 2021).

10.13.1#
Series 2020-VF1 Indenture Supplement to Indenture, dated September 24, 2020, among loanDepot Agency Receivables Trust, loanDepot.com LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.49 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed January 21, 2021).

10.13.2#
Amendment No. 1 to Base Indenture and to Series 2020-VF1 Indenture Supplement, dated October 28, 2020, among loanDepot Agency Receivables Trust, Citibank, N.A, loanDepot.com, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.48.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed January 21, 2021).

10.13.3#
Amendment No. 2 to Series 2020-VF1 Indenture Supplement, dated September 23, 2021, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 29, 2021).

10.13.4#
Amendment No. 2 to Base Indenture and Amendment No. 3 to Series 2020-VF1 Indenture Supplement, dated February 14, 2022, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2022).

10.13.5#
Amendment No. 4 to Series 2020-VF1 Indenture Supplement, dated September 23, 2022, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.15.5 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.13.6#
Amendment No. 5 to Series 2020-VF1 Indenture Supplement, dated September 22, 2023, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2023).

10.13.7
Amendment No. 3 to the Base Indenture, dated January 12, 2024, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 19, 2024).

10.13.8#
Amendment No. 6 to Series 2020-VF1 Indenture Supplement, dated September 27, 2024, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 30, 2024).

10.13.9#
Amendment No. 7 to Series 2020-VF1 Indenture Supplement, dated December 19, 2024, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.15.9 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.13.10#
Amendment No. 8 to Series 2020-VF1 Indenture Supplement, dated September 26, 2025, among loanDepot Agency Advance Receivables Trust, Citibank, N.A., loanDepot.com, LLC, and JPMorgan Chase Bank, N.A (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2025).

10.14#
Amended and Restated Master Repurchase Agreement, dated August 11, 2021, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2021).

10.14.1
Amendment No. 1 to the Amended and Restated Master Repurchase Agreement, dated April 19, 2022, between UBS AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2022).

10.14.2
Amendment No. 2 to the Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022, between UBS AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022).

10.14.3
Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated June 29, 2023, between UBS AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2023).

10.14.4#
Amendment No. 4 to the Amended and Restated Master Repurchase Agreement, dated as of April 16, 2024, between UBS AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2024).

10.14.5#
Amendment No. 5 to the Amended and Restated Master Repurchase Agreement, dated April 15, 2025, between UBS AG and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2025).

10.15#
Second Amended and Restated Master Repurchase Agreement, dated August 20, 2021, among Bank of America, N.A., as buyer, loanDepot BA Warehouse, LLC, as seller, and loanDepot.com, LLC, as guarantor and pledgor (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2021).

10.15.1#
Guaranty, dated August 20, 2021, by loanDepot.com, LLC, in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 25, 2021).

10.15.2
Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated September 27, 2021, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 29, 2021).

10.15.3
Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated October 28, 2021, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2021).

10.15.4
Amendment No. 3 to Second Amended and Restated Master Repurchase Agreement, dated April 27, 2022, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2022).

10.15.5
Amendment No. 4 to Second Amended and Restated Master Repurchase Agreement, dated July 26, 2022, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022).

10.15.6
Amendment No. 5 to Second Amended and Restated Master Repurchase Agreement, dated September 26, 2022, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2022).

10.15.7#
Amendment No. 6 to Second Amended and Restated Master Repurchase Agreement, dated June 30, 2023, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2023).

10.15.8#
Amendment No. 7 to Second Amended and Restated Master Repurchase Agreement, dated September 25, 2023, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 28, 2023).

10.15.9
Addendum to Second Amended and Restated Master Repurchase Agreement, dated as of October 23, 2023, among Bank of America, N.A, loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 27, 2023).

10.15.10#
Amendment No. 8 to Second Amended and Restated Master Repurchase Agreement, dated September 20, 2024, among Bank of America, N.A., loanDepot BA Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2024).

10.15.11
Amendment No. 9 to the Second Amended and Restated Master Repurchase Agreement, dated October 20, 2025, between Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2025).

10.16#
Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated February 2, 2022, between Bank of America, N.A., as purchaser, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2022).

10.16.1
Amendment No. 1 to the Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated April 27, 2022, between Bank of America, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 3, 2022).

10.16.2
Amendment No. 2 to the Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated July 26, 2022, between Bank of America, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022).

10.16.3
Amendment No. 3 to the Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated September 26, 2022, between Bank of America, N.A., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2022).

10.16.4#
Amendment No. 4 to the Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated June 30, 2023, between Bank of America, N.A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2023).

10.16.5#
Amendment No. 5 to the Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated September 25, 2023, between Bank of America, N.A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2023).

10.16.6#
Amendment No. 6 to the Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated September 20, 2024, between Bank of America, N.A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 24, 2024).

10.16.7
Amendment No. 7 to the Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated September 10, 2025, between Bank of America, N.A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2025).

10.16.8
Amendment No. 8 to the Second Amended and Restated Mortgage Loan Participation Purchase and Sale Agreement, dated October 20, 2025, between Bank of America, N.A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2025).

10.17#
Third Amended and Restated Master Repurchase Agreement, dated October 28, 2022, between Jefferies Funding LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 2, 2022).

10.18#
Amended and Restated Mortgage Loan Participation Sale Agreement, dated November 10, 2022, between JPMorgan Chase Bank, National Association, as purchaser, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2022).

10.18.1#
Amendment No. 1 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated June 30, 2023, between JPMorgan Chase Bank, National Association, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2023).

10.18.2#
Amendment No. 2 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated September 27, 2023, between JPMorgan Chase Bank, National Association and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2023).

10.18.3#
Amendment No. 3 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated September 27, 2024, between JPMorgan Chase Bank, National Association and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 30, 2024).

10.18.4#
Amendment No. 4 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated September 4, 2025, between JPMorgan Chase Bank, National Association and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2025).

10.18.5#
Amendment No. 5 to the Amended and Restated Mortgage Loan Participation Sale Agreement, dated October 27, 2025, between JPMorgan Chase Bank, National Association, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2025).

10.19#
Second Amended and Restated Master Repurchase Agreement, dated December 28, 2023, between EverBank, N.A., as buyer, and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2024).

10.19.1#
Fourth Amendment to the Second Amended and Restated Master Repurchase Agreement, dated October 31, 2024, between EverBank, N.A. and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 4, 2024).

10.20#
Third Amended and Restated Base Indenture, dated January 25, 2024, among Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary; Nomura Corporate Funding Americas, LLC, as administrative agent and as consenting noteholder of 100% of the outstanding Variable Funding Notes; loanDepot GMSR Master Trust, as issuer; loanDepot.com, LLC, as servicer and administrator; and Pentalpha Surveillance LLC, as credit manager (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 31, 2024).

10.20.1#
Second Amended and Restated Series 2017-VF1 Indenture Supplement to Third Amended and Restated Base Indenture (MSR Collateralized Notes, Series 2017-VF1), dated January 25, 2024, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 31, 2024).

10.20.2#
Amended and Restated Series 2021-SAVF1 Indenture Supplement to Third Amended and Restated Base Indenture (MSR Collateralized Notes, Series 2021-SAVF1), dated January 25, 2024, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 31, 2024).

10.20.3#
Amended and Restated Series 2021-PIAVF1 Indenture Supplement to Third Amended and Restated Base Indenture (MSR Collateralized Notes, Series 2021-PIAVF1), dated January 25, 2024, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 31, 2024).

10.20.4#
Amended and Restated Series 2017-MBSADV1 Indenture Supplement to Third Amended and Restated Base Indenture (MSR Collateralized Notes, Series 2017-MBSADV1), dated January 25, 2024, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2024).

10.20.5#
Third Amended and Restated Master Repurchase Agreement, dated January 25, 2024, between loanDepot GMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 31, 2024).

10.20.6#
Master Repurchase Agreement (loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2017-VF1), dated January 25, 2024, among Nomura Corporate Funding Americas, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 31, 2024).

10.20.7#
Master Repurchase Agreement (loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2021-SAVF1), dated January 25, 2024, among Nomura Corporate Funding Americas, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 31, 2024).

10.20.8#
Master Repurchase Agreement (loanDepot GMSR Master Trust MSR Collateralized Notes, Series 2021-PIAVF1), dated January 25, 2024, among Nomura Corporate Funding Americas, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed January 31, 2024).

10.20.9#
Third Amended and Restated GMSR Participation Agreement, dated January 25, 2024, between loanDepot.com, LLC, as both the company and initial participant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2024).

10.20.10#
Guaranty, dated January 25, 2024, made by LD Holdings Group LLC, in favor of Nomura Corporate Funding Americas, LLC (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed January 31, 2024).

10.20.11#
Series 2025-GT1 Indenture Supplement to the Third Amended and Restated Base Indenture, dated May 28, 2025, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2025).

10.20.12#
Amendment No. 1 to the Third Amended and Restated Base Indenture, dated May 28, 2025, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Quarterly Report filed August 8, 2025).

10.20.13#
Joint Amendment No. 1 to the Third Amended and Restated Master Repurchase Agreement and the Pricing Side Letter, dated May 28, 2025, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.5.2 to the Company’s Quarterly Report filed August 8, 2025).

10.20.14#
Series 2025-GT2 Indenture Supplement to the Third Amended and Restated Base Indenture, dated July 23, 2025, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot GMSR Master Trust, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 25, 2025).

10.21#
Indenture, dated September 27, 2024, among U.S. Bank National Association, as standby servicer and securities intermediary; U.S. Bank Trust Company, National Association, as indenture trustee and note calculation agent; Mello Warehouse Securitization Trust 2024-1, as issuer; and loanDepot.com, LLC, as servicer (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2024).

10.21.1#
Master Repurchase Agreement, dated September 27, 2024, between Mello Warehouse Securitization Trust 2024-1 and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2024).

10.21.2
Guaranty, dated September 27, 2024, by LD Holdings Group LLC in favor of Mello Warehouse Securitization Trust 2024-1 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 30, 2024).

10.22#
Master Repurchase Agreement, dated October 30, 2024, among JPMorgan Chase Bank, National Association, as administrative agent and a buyer; loanDepot JPM Warehouse Facility, LLC, as seller; loanDepot JPM Warehouse Trust, as asset subsidiary; and loanDepot.com, LLC, as guarantor and servicer (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2024).

10.22.1
Guaranty, dated October 30, 2024, made by loanDepot.com, LLC, in favor of JPMorgan Chase Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 4, 2024).

10.23#
Master Repurchase Agreement, dated November 14, 2024, among Atlas Securitized Products, L.P., as administrative agent and a buyer; Atlas Securitized Products Funding 2, L.P., as a buyer; other buyers party thereto; and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2024).

10.23.1#
Amendment No. 1 to Master Repurchase Agreement, dated December 20, 2024, among Atlas Securitized Products, L.P., Atlas Securitized Products Funding 2, L.P., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.28.1 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.23.2#
Amendment No. 2 to the Master Repurchase Agreement, dated May 2, 2025, among Atlas Securitized Products, L.P., Atlas Securitized Products Funding 2, L.P., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2025).

10.23.3#*	Amendment No. 3 to the Master Repurchase Agreement dated November 12, 2025, among Atlas Securitized Products, L.P., Atlas Securitized Products Funding 2, L.P., and loanDepot.com, LLC.

10.24#
Master Repurchase Agreement, dated November 14, 2024, among Atlas Securitized Products, L.P., as administrative agent and a buyer; AGF WHCO 1-A3 LP, as a buyer; other buyers party thereto; and loanDepot.com, LLC, as seller (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2024).

10.24.1#
Amendment No. 1 to Master Repurchase Agreement dated May 2, 2025, among Atlas Securitized Products, L.P., AGF WHCO 1-A3 LP and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2025).

10.24.2#*	Amendment No. 2 to Master Repurchase Agreement dated November 12, 2025, among Atlas Securitized Products, L.P., AGF WHCO 1-A3 LP and loanDepot.com, LLC.
10.25#
Credit and Security Agreement, dated January 29, 2025, among Atlas Securitized Products, L.P., as administrative agent; Atlas Securitized Products Funding 1, L.P., as lender, and loanDepot.com, LLC, as borrower (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2025).

10.26#
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

10.26.1#
Master Repurchase Agreement dated April 11, 2025, between loanDepot.com, LLC and Mello Warehouse Securitization Trust 2025-1 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 17, 2025).

10.26.2
Guaranty, dated April 11, 2025, by LD Holdings Group, LLC in favor of Mello Warehouse Securitization Trust 2025-1 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 17, 2025).

10.27#
Amended and Restated Master Repurchase Agreement and Securities Contract, dated April 25, 2025, among Bank of Montreal, as buyer; loanDepot BMO Warehouse, LLC, as seller; and loanDepot.com, LLC, as guarantor and servicer (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2025).

10.27.1
Guaranty, dated April 25, 2025, made by loanDepot.com, LLC, in favor of Bank of Montreal (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 29, 2025).

10.27.2#
Amendment No. 1 to Amended and Restated Master Repurchase Agreement and Securities Contract, dated September 15, 2025, between Bank of Montreal, loanDepot BMO Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2025).

10.28#
Base Indenture, dated November 14, 2025, among Citibank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary; Nomura Corporate Funding Americas, LLC, as administrative agent; loanDepot FAMSR Master Trust, as issuer; and loanDepot.com, LLC, as servicer and administrator (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 20, 2025).

10.28.1#
Series 2025-VF1 Indenture Supplement, dated November 14, 2025, among loanDepot FAMSR Master Trust, Citibank, N.A., Nomura Corporate Funding Americas, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed November 20, 2025).

10.28.2#
Master Repurchase Agreement, dated November 14, 2025, between loanDepot FAMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed November 20, 2025).

10.28.3#
Series 2025-VF1 Master Repurchase Agreement, dated November 14, 2025, between Nomura Corporate Funding Americas, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1.3 to the Company’s Current Report on Form 8-K filed November 20, 2025).

10.28.4#
FAMSR Excess Spread Participation Agreement, dated November 14, 2025, between loanDepot.com, LLC, as company and as initial participant (incorporated herein by reference to Exhibit 10.1.4 to the Company’s Current Report on Form 8-K filed November 20, 2025).

10.28.5#
Guaranty, dated November 14, 2025, made by LD Holdings Group, LLC in favor of Nomura Corporate Funding Americas, LLC (incorporated herein by reference to Exhibit 10.1.5 to the Company’s Current Report on Form 8-K filed November 20, 2025).

10.28.6#
Amendment No. 1 to the Base Indenture, dated December 19, 2025, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot FAMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed December 29, 2025).

10.28.7#
Series 2025-FT1 Indenture Supplement to the Base Indenture, dated December 19, 2025, among Citibank, N.A., Nomura Corporate Funding Americas, LLC, loanDepot FAMSR Master Trust and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed December 29, 2025).

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed March 13, 2025).
21.1*	List of Subsidiaries of loanDepot, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	loanDepot, Inc. Compensation Recoupment (Clawback) Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 15, 2024)
101.0	XBRL Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith
#     Certain portions of this exhibit have been redacted either pursuant to Item 601(a)(5) of Regulation S-K or Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
+     Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 2026.

LOANDEPOT, INC.

By:	/s/ Anthony Hsieh
Name:	Anthony Hsieh
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of March 12, 2026.

Signature	Title

/s/ Anthony Hsieh	Executive Chairman, Chief Executive Officer and President
Anthony Hsieh	(Principal Executive Officer)

/s/David Hayes	Chief Financial Officer
David Hayes	(Principal Financial Officer)

/s/ /Darren Graeler	Chief Accounting Officer
Darren Graeler	(Principal Accounting Officer)

/s/ Dawn Lepore	Director
Dawn Lepore

/s/ Brian P. Golson	Director
Brian P. Golson

/s/ Andrew C. Dodson	Director
Andrew C. Dodson

/s/ Pamela Hughes Patenaude	Director
Pamela Hughes Patenaude

/s/ John Lee	Director
John Lee

/s/ Steve Ozonian	Director
Steve Ozonian