Form 10-Q
period 2026-03-31
loanDepot, Inc.
filed 2026-05-07
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, 231,707,950 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding and 106,115,949 shares of the registrant’s Class B common stock, par value $0.001 per share, were outstanding. There were no shares of the registrant’s Class C common stock or Class D common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may contain the words “believe,” “anticipate,” “expect,” “intend,” “plan,” “predict,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases or future or conditional verbs such as “will,” “may,” “might,” “should,” “would,” or “could” and the negatives of those terms. Examples of forward-looking statements include, but are not limited to: information concerning possible or assumed future results of operations; business strategies and initiatives; technology partnerships and investments, including our partnership with Figure Technology Solutions; our digital transformation; market positioning; integration of Figure and loanDepot solutions across channels and expected benefits; potential debt actions; financial covenants; financial condition and liquidity; dividend policy; interest rate expectations and changes; and borrower equity creation and resulting opportunities.

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

Important factors that could cause actual results to differ materially from our expectations are included in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report as well as Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$277,418	$337,232
Restricted cash	79,770	63,790
Loans held for sale, at fair value (includes $598,437 and $606,215 pledged to creditors in securitization trusts at March 31, 2026 and December 31, 2025, respectively)	3,266,759	3,165,542
Loans held for investment, at fair value (pledged to creditors in a securitization trust)	108,227	109,821
Derivative assets, at fair value	70,076	42,365
Servicing rights, at fair value (includes $675,905 and $661,475 pledged to creditors in securitization trusts at March 31, 2026 and December 31, 2025, respectively)	1,691,235	1,658,223
Trading securities, at fair value	83,722	85,640
Property and equipment, net	63,514	61,929
Operating lease right-of-use assets	24,592	23,877
Loans eligible for repurchase	1,344,573	1,074,386
Investments in joint ventures	18,101	18,251
Other assets	218,532	216,880
Total assets	$7,246,519	$6,857,936
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$3,024,131	$2,902,539
Accounts payable, accrued expenses and other liabilities	374,374	349,350
Derivative liabilities, at fair value	17,253	10,718
Liability for loans eligible for repurchase	1,344,573	1,074,386
Operating lease liability	34,325	34,630
Debt obligations, net	2,114,567	2,100,303
Total liabilities	6,909,223	6,471,926
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 240,689,174 and 138,376,854 issued at March 31, 2026 and December 31, 2025, respectively	241	138
Class B common stock, $0.001 par value, 2,500,000,000 authorized, 106,207,433 and none issued at March 31, 2026 and December 31, 2025, respectively	106	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, none and 107,515,082 issued at March 31, 2026 and December 31, 2025, respectively	—	108
Class D common stock, $0.001 par value, 2,500,000,000 authorized, none and 97,026,671 issued at March 31, 2026 and December 31, 2025, respectively	—	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at March 31, 2026 and December 31, 2025, respectively	—	—
Treasury stock at cost, 9,874,261 and 8,779,081 shares at March 31, 2026 and December 31, 2025, respectively	(29,706)	(29,635)
Additional paid-in capital	885,378	878,204
Retained deficit	(651,749)	(614,398)
Noncontrolling interest	133,026	151,496
Total equity	337,296	386,010
Total liabilities and equity	$7,246,519	$6,857,936
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Interest income	$39,383	$35,070
Interest expense	(36,679)	(31,762)
Net interest income	2,704	3,308

Gain on origination and sale of loans, net	192,006	166,376
Origination income, net	32,622	25,858
Servicing fee income	108,749	104,278
Change in fair value of servicing rights, net	(64,359)	(41,103)
Other income	14,665	14,903
Total net revenues	286,387	273,620

EXPENSES:
Personnel expense	175,367	150,161
Marketing and advertising expense	29,006	38,250
Direct origination expense	25,088	21,954
General and administrative expense	46,881	44,132
Occupancy expense	4,275	4,295
Depreciation and amortization	6,335	7,666
Servicing expense	11,478	10,000
Other interest expense	43,070	43,265
Total expenses	341,500	319,723

Loss before income taxes	(55,113)	(46,103)
Income tax benefit	(171)	(5,407)
Net loss	(54,942)	(40,696)
Net loss attributable to noncontrolling interests	(17,455)	(18,800)
Net loss attributable to loanDepot, Inc.	$(37,487)	$(21,896)

(Loss) earnings per share:
Basic	$(0.16)	$(0.11)
Diluted	$(0.16)	$(0.11)

Weighted average shares outstanding:
Basic	228,962,329	200,792,570
Diluted	228,962,329	200,792,570

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding				Common stock $				Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Balance at December 31, 2024	99,093,573	—	131,432,929	97,026,671	$104	$—	$131	$97	$(20,340)	$843,523	$(550,623)	$233,719	$506,611
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	—	—	53	—	—	53
Net common stock issued under stock-based compensation plans	5,678,010	—	(5,040,808)	—	6	—	(5)	—	(635)	8,720	—	(8,721)	(635)
Stock-based compensation	—		—	—	—		—	—	—	3,503	—	2,213	5,716
Distributions for taxes on behalf of shareholders, net	—		—	—	—		—	—	—	—	(1,072)	(679)	(1,751)
Net loss	—	—	—	—	—	—	—	—	—	—	(21,896)	(18,800)	(40,696)
Balance at March 31, 2025	104,771,583	—	126,392,121	97,026,671	$110	$—	$126	$97	$(20,975)	$855,799	$(573,591)	$207,732	$469,298

Balance at December 31, 2025	129,597,773	—	107,515,082	97,026,671	$138	$—	$108	$97	$(29,635)	$878,204	$(614,398)	$151,496	$386,010
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	—	—	(1,334)	—	—	(1,334)
Conversion pursuant to Amended and Restated Certificate of Incorporation	97,026,671	106,207,433	(106,207,433)	(97,026,671)	97	106	(106)	(97)	—	—	—	—	—
Net common stock issued under stock-based compensation plans	4,190,469	—	(1,307,649)	—	6	—	(2)	—	(71)	4,138	—	(3,102)	969
Stock-based compensation	—		—	—	—		—	—	—	4,370	—	2,023	6,393
Refund of tax distributions, net	—		—	—	—		—	—	—	—	136	64	200
Net loss	—	—	—	—	—	—	—	—	—	—	(37,487)	(17,455)	(54,942)
Balance at March 31, 2026	230,814,913	106,207,433	—	—	$241	$106	$—	$—	$(29,706)	$885,378	$(651,749)	$133,026	$337,296

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,942)	$(40,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash used in operating activities:
Depreciation and amortization expense	6,335	7,666
Amortization of operating lease right-of-use asset	2,481	2,806
Amortization of debt discount and debt issuance costs	7,231	5,806
Gain on origination and sale of loans	(179,992)	(150,750)
Fair value change in trading securities	506	(1,359)
Provision for loss obligation on sold loans and servicing rights	3,719	351
Deferred tax benefit	(13)	(6,598)
Fair value change in derivative assets	(33,081)	5,138
Fair value change in derivative liabilities	6,535	(11,607)
Fair value change in loans held for sale	28,770	(34,347)
Fair value change in loans held for investment	(72)	(958)
Fair value change in servicing rights	51,882	59,803
Stock-based compensation expense	6,393	5,716
Originations of loans	(7,571,294)	(5,049,308)
Proceeds from sales of loans	7,757,461	5,255,275
Proceeds from principal payments on loans held for sale	14,544	17,352
Proceeds from principal payments on loans held for investment	1,666	3,139
Payments to investors for loan repurchases	(240,865)	(257,165)
Premiums received (paid) on derivatives	5,370	(10,510)
Disbursements from joint ventures	496	466
Other changes in operating assets and liabilities	17,521	23,029
Net cash used in operating activities	(169,349)	(176,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,849)	(6,796)
Proceeds from sale of servicing rights	1,656	5,132
Cash flows received on trading securities	1,413	1,470
Investments in joint ventures	—	(150)
Net cash used in investing activities	(4,780)	(344)

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$7,300,654	$3,648,611
Repayment of borrowings on warehouse and other lines of credit	(7,179,062)	(3,535,291)
Proceeds from debt obligations	27,813	340,815
Payments on debt obligations	(20,181)	(349,817)
Payments of debt issuance costs	(14)	(6,007)
Treasury stock purchased to net settle and withhold taxes on vested shares	(71)	(635)
Exercise of stock options	1,040	—
Refund (payment) of shareholder tax distributions and dividends, net	116	(2,075)
Net cash provided by financing activities	130,295	95,601

Net change in cash and cash equivalents and restricted cash	(43,834)	(81,494)
Cash and cash equivalents and restricted cash at beginning of the period	401,022	527,221
Cash and cash equivalents and restricted cash at end of the period	$357,188	$445,727

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$57,558	$55,559
Income taxes	$(71)	$(178)

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$3,196	$5,061

Cash and cash equivalents and restricted cash reconciliation
Cash and cash equivalents	$277,418	$371,480
Restricted cash	79,770	74,247
Total cash and cash equivalents and restricted cash	$357,188	$445,727

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, except per share amounts, or unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).

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

The Company engages in originating, financing, selling, and servicing residential mortgage loans, and engages in title, escrow, and settlement services for mortgage loan transactions. The Company derives income primarily from gains on the origination and sale of loans to investors, from loan servicing, and from fees charged for settlement services related to the origination and sale of loans.

Summary of Significant Accounting Policies

Our accounting policies are described below and in Note 1- Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2025 Form 10-K.

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 18% of total loan originations for the three months ended March 31, 2026.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 36%, 17%, and 16% of the Company’s loan sales for the three months ended March 31, 2026. No other investors accounted for more than 5% of the loan sales for the three months ended March 31, 2026.

The Company funds loans through warehouse and other lines of credit. As of March 31, 2026, 19%, 18% , and 13% of the Company's warehouse lines were payable to three separate lenders.

NOTE 2 – FAIR VALUE

The Company's consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. Refer to Note 1 - Description of Business, Presentation and Summary of Significant Accounting Policies in the 2025 Form 10-K and below for information on the fair value hierarchy, valuation methodologies, and key inputs used to measure financial assets and liabilities recorded at fair value, as well as methods and assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$3,266,759	$—	$3,266,759
Loans held for investment	—	108,227	—	108,227
Trading securities	—	83,722	—	83,722
Derivative assets:
Interest rate lock commitments	—	—	43,607	43,607
Forward sale contracts	—	26,469	—	26,469
Servicing rights	—	—	1,691,235	1,691,235
Total assets at fair value	$—	$3,485,177	$1,734,842	$5,220,019
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$6,534	$6,534
Interest rate swap futures	8,490	—	—	8,490
Forward sale contracts	—	1,301	—	1,301
Put options on treasuries	928	—	—	928
Servicing rights	—	—	21,587	21,587
Total liabilities at fair value	$9,418	$1,301	$28,121	$38,840

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$3,165,542	$—	$3,165,542
Loans held for investment	—	109,821	—	109,821
Trading securities	—	85,640	—	85,640
Derivative assets:
Interest rate lock commitments	—	—	42,207	42,207
Forward sale contracts	—	158	—	158
Servicing rights	—	—	1,658,223	1,658,223
Total assets at fair value	$—	$3,361,161	$1,700,430	$5,061,591
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,870	$1,870
Interest rate swap futures	3,420	—	—	3,420
Forward sale contracts	—	3,416	—	3,416
Put options on treasuries	2,012	—	—	2,012
Servicing rights	—	—	20,517	20,517
Total liabilities at fair value	$5,432	$3,416	$22,387	$31,235

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2026
	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$40,337	$1,637,706
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	118,957	87,150
Fallout	(28,278)	—
Transfers of IRLC to LHFS	(93,943)	—
Valuation changes in servicing rights, net(1)	—	(51,882)
Sales	—	(3,326)
Balance at end of period	$37,073	$1,669,648

(1)The change in unrealized gains or losses relating to servicing rights still held at March 31, 2026 amounted to a net loss of $11.3 million for the three months ended March 31, 2026.

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

(1)The change in unrealized gains or losses relating to servicing rights that were still held at March 31, 2025, amounted to a net loss of $34.9 million for the three months ended March 31, 2025.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	March 31, 2026				December 31, 2025
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	4.6%	-	99.9%	77.8%	5.2%	-	99.9%	78.3%

Servicing rights
Discount rate(2)	3.8%	-	17.8%	6.9%	3.8%	-	17.7%	6.9%
Prepayment rate	5.8%	-	14.4%	8.7%	5.8%	-	14.1%	8.7%
Cost to service (per loan)	$72	-	$134	$101	$73	-	$132	$100
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a nonrecurring basis as of March 31, 2026 or December 31, 2025.

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

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$811,033	$730,080	$807,053	$801,069
Other secured financings	$86,550	$86,534	$87,953	$89,034

Fair value of the Company’s Senior Notes is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy. Fair value of the Company’s other secured financings is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of loans held for sale by product type of loan as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
Conforming - fixed	$1,574,607	49%	$1,323,799	42%
Conforming - ARM	207,981	6	63,913	2
Government - fixed	847,683	26	1,034,485	33
Government - ARM	98,433	3	113,934	4
Other - residential mortgage loans	499,421	15	563,398	18
HELOC	29,849	1	27,930	1
Total	3,257,974	100%	3,127,459	100%
Fair value adjustment	8,785		38,083
Loans held for sale, at fair value	$3,266,759		$3,165,542

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$3,165,542	$2,603,735
Origination and purchase of loans	7,571,294	5,049,308
Sales	(7,664,619)	(5,157,212)
Repurchases	237,856	252,591
Principal payments	(14,544)	(17,352)
Fair value (loss) gain	(28,770)	34,347
Balance at end of period	$3,266,759	$2,765,417

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended March 31,
	2026	2025
Premium from loan sales	$39,727	$8,208
Servicing rights additions	87,150	52,686
Unrealized gains (losses) from derivative assets and liabilities	44,449	(18,474)
Realized (losses) gains from derivative assets and liabilities	(16,167)	9,174
Discount points, rebates and lender paid costs	69,282	80,681
Fair value (loss) gain	(28,770)	34,347
Provision for loan loss obligation for loans sold	(3,665)	(246)
Total gain on origination and sale of loans, net	$192,006	$166,376

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale.

	March 31, 2026			December 31, 2025
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$3,248,988	$3,238,527	$10,461	$3,149,883	$3,109,965	$39,918
90+ days delinquent(1)	17,771	19,447	(1,676)	15,659	17,494	(1,835)
Total	$3,266,759	$3,257,974	$8,785	$3,165,542	$3,127,459	$38,083
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

A summary of the changes in the balance of loans held for investment is as follows:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$109,821	$116,627
Principal payments	(1,666)	(3,139)
Fair value adjustment	72	959
Balance at end of period	$108,227	$114,447

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for investment.

	March 31, 2026			December 31, 2025
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$103,329	$123,924	$(20,595)	$103,611	$123,829	$(20,219)
90+ days delinquent(1)	4,898	6,093	(1,195)	6,210	7,854	(1,643)
Total	$108,227	$130,017	$(21,790)	$109,821	$131,683	$(21,862)
(1)     90+ days delinquent loans are on non-accrual status.

Income from loans held for investment is included in other income on the consolidated statement of operations, and includes $1.4 million of interest income and $0.1 million of fair value gain for the three months ended March 31, 2026.

NOTE 5 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	March 31, 2026	December 31, 2025
Agency	$64,582,051	$64,301,274
Government	43,547,715	42,610,586
Other	12,544,388	12,184,383
Total servicing portfolio	$120,674,154	$119,096,243

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$1,637,706	$1,615,510
Servicing rights additions	87,150	52,686
Sales proceeds, net	(3,326)	(5,362)
Changes in fair value:
Due to changes in valuation inputs or assumptions	448	(23,689)
Due to collection/realization of cash flows	(51,442)	(36,176)
Realized (losses) gains on sale of servicing rights(2)	(888)	62
Total changes in fair value	(51,882)	(59,803)
Balance at end of period(2)	$1,669,648	$1,603,031
(1)    Includes realized MSR sale gain and broker fees.
(2)    Servicing assets of $1.7 billion and $1.6 billion at March 31, 2026 and March 31, 2025, respectively, are presented net of servicing liabilities of $21.6 million and $18.5 million, respectively.

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Contractual servicing fees	$87,951	$81,969
Late, ancillary and other fees	20,798	22,309
Servicing fee income	$108,749	$104,278

The following is a summary of the components of change in fair value of servicing rights, net of hedge as reported in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Changes in fair value:
Due to collection/realization of cash flows	$(51,442)	$(36,176)

Due to changes in valuation inputs or assumptions	448	(23,689)
Realized (losses) gains on sale of servicing rights	(888)	62
Net (losses) gains from derivatives hedging servicing rights	(12,423)	18,804
Valuation changes in servicing rights, net of hedging gains and losses	(12,863)	(4,823)
Other realized losses on sales of servicing rights (1)	(54)	(104)
Changes in fair value of servicing rights, net	$(64,359)	$(41,103)
(1)Includes the (provision) recovery for estimated losses and broker fees on MSR sales.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	March 31, 2026	December 31, 2025
Fair Value of Servicing Rights, net	$1,669,648	$1,637,706
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(63,593)	(62,800)
Increase 2%	(124,432)	(123,283)
Cost of Servicing:
Increase 10%	(19,018)	(18,672)
Increase 20%	(38,114)	(37,449)
Prepayment Speed:
Increase 10%	(19,221)	(19,035)
Increase 20%	(38,012)	(37,705)

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments utilized by the Company primarily include interest rate lock commitments, forward sale contracts, mortgage-backed securities (“MBS”) put options, put options on treasuries, and interest rate swap futures. Derivative financial instruments are recognized as assets or liabilities and are measured at fair value. The Company accounts for derivatives as free-standing derivatives and does not designate any derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. Refer to Note 1- Description of Business and Summary of Significant Accounting Policies and Note 2- Fair Value for further details on derivatives in the 2025 Form 10-K.

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
March 31, 2026:
Interest rate lock commitments	$2,390,676	Derivative asset, at fair value	$43,607	$—
Interest rate lock commitments	1,123,721	Derivative liabilities, at fair value	—	6,534

Forward sale contracts	2,849,075	Derivative asset, at fair value	26,469	—
Forward sale contracts	169,420	Derivative liabilities, at fair value	—	1,301

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	5,850	Derivative liabilities, at fair value	—	928

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	1,604	Derivative liabilities, at fair value	—	8,490
		Total derivative financial instruments	$70,076	$17,253

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2025:
Interest rate lock commitments	$2,010,276	Derivative asset, at fair value	$42,207	$—
Interest rate lock commitments	481,579	Derivative liabilities, at fair value	—	1,870

Forward sale contracts	388,361	Derivative asset, at fair value	158	—
Forward sale contracts	1,839,101	Derivative liabilities, at fair value	—	3,416

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	8,750	Derivative liabilities, at fair value	—	2,012

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	760	Derivative liabilities, at fair value	—	3,420
		Total derivative financial instruments	$42,365	$10,718

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended March 31,
Derivative instrument	Statements of Operations Location	2026	2025
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(3,264)	$20,419
Forward sale contracts	Gain on origination and sale of loans, net	25,300	(26,830)
Interest rate swap futures	Gain on origination and sale of loans, net	3,636	(7,404)
Put options	Gain on origination and sale of loans, net	2,610	4,515
Forward sale contracts	Change in fair value of servicing rights, net	(7,561)	4,704
Interest rate swap futures	Change in fair value of servicing rights, net	(3,728)	12,635
Put options	Change in fair value of servicing rights, net	(1,134)	1,465
Total realized and unrealized gains on derivative financial instruments		$15,859	$9,504

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of offset criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of March 31, 2026, and December 31, 2025, respectively. Refer to Note 9 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	March 31, 2026
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$33,900	$(7,431)	$26,469	$—	$(20,804)	$5,665
Total Assets	$33,900	$(7,431)	$26,469	$—	$(20,804)	$5,665

Liabilities:
Forward sale contracts	$8,732	$(7,431)	$1,301	$—	$—	$1,301
Put options on treasuries	928	—	928	—	(928)	—
Interest rate swap futures	8,490	—	8,490	—	(8,490)	—
Warehouse and other lines of credit	3,024,131	—	3,024,131	(3,024,131)	—	—
Secured debt obligations (1)	1,315,397	—	1,315,397	(1,315,397)	—	—
Total liabilities	$4,357,678	$(7,431)	$4,350,247	$(4,339,528)	$(9,418)	$1,301
(1)Secured debt obligations as of March 31, 2026 included secured credit facilities, Term Notes, and other secured financings.

	December 31, 2025
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$4,050	$(3,892)	$158	$—	$(44)	$114
Total assets	$4,050	$(3,892)	$158	$—	$(44)	$114

Liabilities:
Forward sale contracts	$7,308	$(3,892)	$3,416	$—	$(3,419)	$(3)
Put options on treasuries	2,012	—	2,012	—	(2,012)	—
Interest rate swap futures	3,420	—	3,420	—	(3,420)	—
Warehouse and other lines of credit	2,902,539	—	2,902,539	(2,902,539)	—	—
Secured debt obligations (1)	1,307,765	—	1,307,765	(1,307,765)	—	—
Total liabilities	$4,223,044	$(3,892)	$4,219,152	$(4,210,304)	$(8,851)	$(3)
(1)Secured debt obligations as of December 31, 2025 included secured credit facilities and Term Notes.

NOTE 8 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the three months ended March 31, 2026, and year ended December 31, 2025.

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

Retained interests

In April 2024, the Company completed a transfer and securitization of a pool of performing, re-performing and non-performing residential mortgage loans. Pursuant to the credit risk retention requirements, mello Credit Strategies LLC, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing this securitization transaction. On the closing date, MCS and its wholly owned subsidiary retained a horizontal residual interest in the MMCA 2024-SD1 securitization comprised of the Class B notes and Trust Certificate. The Company determined that MCS is considered to be the primary beneficiary of the VIE as it retains all the risk and reward from the residual interest, and, therefore, the securitization trust is required to be consolidated. As of March 31, 2026, the remaining principal balance of loans transferred to the securitization trust was $130.0 million of which $6.1 million was 90 days or more past due.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s securitization and SPE VIEs.

	March 31, 2026	December 31, 2025
Assets
Loans held for sale, at fair value	$598,437	$606,215
Loans held for investment, at fair value	108,227	109,821
Restricted cash	9,606	6,652
Servicing rights, at fair value	675,905	661,475
Other assets	89,985	99,376
Total	$1,482,160	$1,483,539

Liabilities
Warehouse and other lines of credit	$600,000	$600,000
Debt obligations, net:
MSR facilities	101,138	93,426
Servicing advance facilities	77,705	77,627
Term Notes	545,172	544,899
Other secured financings	86,550	87,953
Total	$1,410,565	$1,403,905

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	March 31, 2026
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$83,722	$—	$83,722	$1,931,839
Investments in joint ventures	18,101	—	18,101	13,786
Total	$101,823	$—	$101,823

	December 31, 2025
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$85,640	$—	$85,640	$1,959,938
Investments in joint ventures	18,251	—	18,251	14,949
Total	$103,891	$—	$103,891

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of March 31, 2026, the remaining principal balance of loans transferred to these securitization trusts was $1.9 billion of which $3.7 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $1.2 million for the three months ended March 31, 2026, and $1.0 million for the three months ended March 31, 2025, and is included in other income in the consolidated statements of operations.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At March 31, 2026, the Company was a party to eleven revolving lines of credit, including two loan funding facilities with GSEs, with lenders providing an aggregate $4.2 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at a derivative of the secured overnight financing rate (“SOFR”), plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of March 31, 2026, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.50% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines have maturities staggered from September 2026 through February 2027. As of March 31, 2026, there was one securitization facility with an original two year term scheduled to expire in September 2026 and one securitization facility with an original three year term scheduled to expire in April 2028. Warehouse lines and other lines of credit are subject to renewal based on periodic credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of March 31, 2026 and December 31, 2025, the Company had posted a total of $12.9 million and $9.9 million, respectively, of restricted cash as collateral with our warehouse lenders and securitization facilities of which $3.3 million and $3.3 million, respectively, were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of March 31, 2026, the Company was in compliance with all covenants under the warehouse lines.

Securitization Facilities

In September 2024, in connection with the termination of a securitization facility issued in 2021, the Company issued notes and a class of owner trust certificates through a securitization facility (“2024-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2024-1 Securitization Facility is secured by first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2024-1 Securitization Facility issued $300.0 million in notes that bear interest at SOFR, plus a margin. The 2024-1 Securitization Facility will terminate on the earlier of (i) the two-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full, or (iii) the date of the occurrence and continuance of an event of default. In April 2026, this facility was terminated and replaced by a new securitization facility (“2026-1 Securitization Facility”) that issued $500.0 million in notes.

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

The following table presents information on warehouse and securitization facilities and the outstanding balance as of March 31, 2026 and December 31, 2025:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	March 31, 2026	December 31, 2025
Facility 1(1)	$400,000	$600,000	$1,000,000	9/22/2026	$572,479	$536,653
Facility 2(1)	1,000	299,000	300,000	10/21/2026	257,799	251,540
Facility 3	—	225,000	225,000	2/25/2027	204,816	73,419
Facility 4	—	175,000	175,000	10/27/2026	160,681	162,446
Facility 5(1)(3)	—	200,000	200,000	N/A	7,697	—
Facility 6	—	300,000	300,000	9/18/2026	283,364	285,854
Facility 7(2)(4)	300,000	—	300,000	9/25/2026	300,000	300,000
Facility 8	250,000	350,000	600,000	11/13/2026	403,199	445,828
Facility 9(1)	—	600,000	600,000	10/29/2026	534,096	546,799
Facility 10(2)	300,000	—	300,000	4/10/2028	300,000	300,000
Facility 11(1)(3)	—	150,000	$150,000	N/A	—	—
Total	$1,251,000	$2,899,000	$4,150,000		$3,024,131	$2,902,539
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
(4)In April 2026, this facility was terminated and replaced by the 2026-1 Securitization Facility.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended March 31,
	2026	2025
Maximum outstanding balance during the period	$3,024,131	$2,490,447
Average balance outstanding during the period	2,360,908	1,839,404
Collateral pledged (loans held for sale)	3,212,310	2,709,524
Weighted average interest rate during the period	5.64%	6.40%

NOTE 10 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$515,282	$503,556
Securities financing facilities	78,825	79,215
Servicing advance facilities	77,705	77,627
Total secured credit facilities	671,812	660,398
Term Notes	545,172	544,899
Other secured financings	86,550	87,953
Total secured debt obligations, net	1,303,534	1,293,250

Other debt obligations, net:
Senior Notes	811,033	807,053
Total debt obligations, net	$2,114,567	$2,100,303

Certain of the Company’s secured debt obligations require us to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company was in compliance with all such financial covenants as of March 31, 2026.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In August 2017, the Company established the loanDepot GMSR Master Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable funding and/or term notes, each of which are secured by participation certificates representing beneficial interests in the Company’s Ginnie Mae mortgage servicing rights. In January 2024, the Company secured a new facility to re-issue a variable funding note that accrues interest at SOFR plus a margin per annum, providing an aggregate $150.0 million in borrowing capacity as of March 31, 2026 (including variable funding notes secured by servicing advances, see Servicing Advance Facilities below). In January 2025, the maturity date of the variable funding notes was extended to July 2026. As of March 31, 2026, the fair value of the mortgage servicing rights collateralizing the facility was $675.9 million. As of March 31, 2026, the Company had $101.5 million in outstanding variable funding notes and $0.4 million in unamortized deferred financial costs. In May 2025, the loanDepot GMSR Master Trust issued the Series 2025-GT1 term notes in the aggregate principal amount of $200.0 million. The Series 2025-GT1 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in May 2030, or, if extended, to May 2032. The proceeds of Series 2025-GT1 Notes offering were used to prepay in full the 2018 series of term notes which had an outstanding principal balance of $200.0 million as of the date of prepayment. In July 2025, the loanDepot GMSR Master Trust issued the Series 2025-GT2 term notes in the aggregate principal amount of $150.0 million. The Series 2025-GT2 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in July 2030.

In January 2025, the Company entered into a credit facility agreement to provide for $400.0 million in borrowing capacity to replace a previous credit facility that was originally entered into in December 2021. This facility is secured by Freddie Mac mortgage servicing rights with a fair value of $488.0 million as of March 31, 2026. This facility bears interest at SOFR, plus a margin per annum and matures in January 2027. At March 31, 2026, there was $312.4 million outstanding on this facility and $0.8 million in unamortized deferred financing costs.

In May 2025, the Company amended its facility that was secured by Fannie Mae mortgage servicing rights to appoint a new administrative agent and to assign to the administrative agent 100% of the commitment under its credit agreement originally dated December 15, 2023, as amended restated and supplemented from time to time. This revolving line of credit provided for up to $300.0 million in borrowing capacity until it was terminated in November 2025. In November 2025, the Company and the loanDepot FAMSR Master Trust entered into a new facility to finance its Fannie Mae mortgage servicing rights through the issuance of term notes and variable funding notes, each of which are secured by a participation certificate representing beneficial interests in the Company’s Fannie Mae mortgage servicing rights. In November 2025, the loanDepot FAMSR Master issued up to $300.0 million of variable funding notes, the Series 2025-VF1 Notes. The Series 2025-VF1 Notes bear interest at SOFR, plus a margin per annum and mature at the end of May 2026. In December 2025, the loanDepot FAMSR Master Trust issued a series of term notes, the Series 2025-FT1 Notes, in the aggregate principal amount of $200.0 million. Upon issuance of the Series 2025-FT1 Notes, the maximum principal balance of the Series 2025-VF1 Notes was reduced to $125.0 million. The Series 2025-FT1 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in December 2030. As of March 31, 2026 this facility was secured by Fannie Mae mortgage servicing rights with a fair value of $420.3 million. At March 31, 2026, there was $103.3 million outstanding on this facility and $0.7 million in unamortized deferred financing costs.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 50% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of March 31, 2026, the trading securities had a fair value of $83.7 million on the consolidated balance sheets and there were $78.8 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR plus a margin per annum. In September 2024, the 2020-VF1 Notes were extended to mature in September 2026 (unless earlier redeemed in accordance with their terms). At March 31, 2026, there was $31.0 million in 2020-VF1 Notes outstanding, secured by servicing advances of $32.1 million.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum. As disclosed in MSR Facilities above, the Company secured a new facility in January 2024 to issue variable funding notes and to extend their maturity to July 2026. As of March 31, 2026, there was $46.8 million outstanding on the variable funding notes, secured by servicing advances of $57.9 million.

Term Notes

In May 2025, the Company, through the GMSR Trust issued the Series 2025-GT1 Term Notes (“GT1 Term Notes”). The GT1 Term Notes mature in May 2030 or if extended pursuant to the terms of the Series 2025-GT1 Indenture Supplement, May 2032 and accrue interest at SOFR plus a margin per annum. At March 31, 2026, there were $200.0 million in GT1 Term Notes outstanding and $1.7 million of unamortized deferred financing costs. In July 2025, the Company, through the GMSR Trust issued the Series 2025-GT2 Term Notes (“GT2 Term Notes”). The GT2 Term Notes mature in July 2030 and accrue interest at SOFR plus a margin per annum. At March 31, 2026, there were $150.0 million in GT2 Term Notes outstanding and $1.2 million of unamortized deferred financing costs.

In December 2025, the Company, through the FAMSR Trust issued the Series 2025-FT1 Term Notes (“FT1 Term Notes”). The FT1 Term Notes mature in December 2030 and accrue interest at SOFR plus a margin per annum. At March 31, 2026, there were $200.0 million in FT1 Term Notes outstanding and $1.9 million of unamortized deferred financing costs.

Other Secured Financings

In April 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans, whereby the loans were transferred to statutory trust MMCA 2024-SD1. The Company evaluated the sale of loans according to ASC 860 - Transfers and Servicing and determined that the transaction does not qualify for sale treatment. As a result, the securitization was recorded as a secured borrowing in which the loans remain on the consolidated balance sheet as loans held for investment, at fair value and the securitization debt is also recognized on the consolidated balance sheet in debt obligations, net. The secured financing is collateralized by and indexed to the pool of residential mortgage loans held by a VIE. As of March 31, 2026, there was $86.6 million outstanding in other secured financings, net of $4.5 million in debt discount and $0.7 million in unamortized deferred financing costs.

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

The Company evaluated the debt exchange under the guidance in ASC 470-50 Debt - Modifications and Extinguishments. As the present value of the cash flows under the 2027 Senior Notes differed by more than 10% from the present value of the remaining cash flows under the terms of the 2025 Senior Notes, it was determined that the debt was substantially different, and therefore, the transaction was accounted for as a debt extinguishment. In November 2025, the 2025 Senior Notes matured and the remaining principal balance of $19.8 million was redeemed. As of March 31, 2026 there were $340.6 million in 2027 Senior Notes outstanding, $23.6 million of unamortized debt discount and $3.3 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due April 2028 (the “2028 Senior Notes” and together with the 2027 Senior Notes, the "Senior Notes"). Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the 2028 Senior Notes at various redemption prices. As of March 31, 2026, there were $499.4 million in 2028 Senior Notes outstanding and $2.1 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.75% - 4.25%.

NOTE 11 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $133.0 million and $151.5 million as of March 31, 2026 and December 31, 2025, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of March 31, 2026 and December 31, 2025.

On February 11, 2026, pursuant to the Company’s Amended and Restated Certificate of Incorporation dated February 11, 2021, each outstanding share of the Company’s Class C common stock was converted into one share of Class B common stock, and each outstanding share of Class D common stock was converted into one share of Class A common stock. All outstanding Class C and Class D shares converted automatically and without further action on the part of the Company or any holder of Class C or Class D common stock. As of February 11, 2026, immediately following the conversion, there were 228,569,593 shares of Class A common stock outstanding and 106,207,433 shares of Class B common stock outstanding. There were no shares of Class C or Class D common stock outstanding following the conversion.

	March 31, 2026		December 31, 2025
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	230,814,913	68.49%	226,624,444	67.82%
Continuing LLC Members	106,207,433	31.51%	107,515,082	32.18%
Total	337,022,346	100.00%	334,139,526	100.00%

NOTE 12 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of Class A common stock and Class D common stock is computed using the two-class method by dividing net earnings (loss) allocated to common stockholders by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding during the period. Diluted earnings (loss) per share of Class A common stock and Class D common stock is computed using the two-class method by dividing net earnings (loss) allocated to common stockholders by the weighted-average number of shares of Class A common stock and Class D common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. Diluted EPS was computed using the treasury stock method for Class A RSUs and non-qualified stock options, and the if-converted method for Class B and Class C common stock.

The following tables set forth the calculation of basic and diluted loss per share for Class A common stock and Class D common stock:

	Three Months Ended
	March 31, 2026
	Class A	Class D	Total
Net loss allocated to common stockholders	$(30,250)	$(7,237)	$(37,487)
Weighted average shares - basic	184,761,290	44,201,039	228,962,329
Loss per share - basic	$(0.16)	$(0.16)	$(0.16)

Weighted average shares - diluted	184,761,290	44,201,039	228,962,329
Loss per share - diluted	$(0.16)	$(0.16)	$(0.16)

	Three Months Ended
	March 31, 2025
	Class A	Class D	Total
Net loss allocated to common stockholders	$(11,316)	$(10,580)	$(21,896)
Weighted average shares - basic	103,765,899	97,026,671	200,792,570
Loss per share - basic	$(0.11)	$(0.11)	$(0.11)

Weighted average shares - diluted	103,765,899	97,026,671	200,792,570
Loss per share - diluted	$(0.11)	$(0.11)	$(0.11)

The potential dilutive effect of the exchange of Class B common stock or Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of 0.3% and 26.1% for the three months ended March 31, 2026 and 2025, respectively. The potential dilutive effect of stock options and restricted stock units is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive and excluded from the computation of diluted earnings (loss) per share for the presented periods.

	Three Months Ended
	March 31, 2026	March 31, 2025
Class B and Class C common stock	106,207,433	127,290,603
Stock options and restricted stock units(1)	11,228,889	9,318,547
Total	117,436,322	136,609,150
(1)Stock options and restricted stock units are weighted for the portion of the period for which they were outstanding.

NOTE 13 – INCOME TAXES

The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure and changes in valuation allowance. The Company recorded an income tax benefit of $171 thousand and $5.4 million for the three months ended March 31, 2026 and 2025, respectively. The change in income tax benefit was primarily attributable to an increase in the valuation allowance related to losses generating net operating loss carryforwards.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The Company’s deferred tax assets are mainly comprised of net operating loss carryforwards and deferred tax liabilities relate to temporary differences in the book basis as compared to the tax basis of loanDepot, Inc.’s investment in LD Holdings, net of tax benefits from future deductions for payments made under a Tax Receivable Agreement (“TRA”) as a result of the IPO.

The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized based on management’s assessment of positive and negative evidence. As of March 31, 2026, the Company had a valuation allowance on the deferred tax assets mainly related to net operating losses and tax credit carryforwards that have limited carryforward periods and may expire prior to the Company being able to utilize them.

The Company recognized a TRA liability of $111.0 million and $109.1 million as of March 31, 2026 and December 31, 2025, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. Refer to Note 15 - Commitments and Contingencies, for further information on the TRA liability.

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

Fees earned and costs incurred from joint ventures were as follows:

	Three Months Ended March 31,
	2026	2025
Loan processing and administrative services fee income	$3,673	$3,569
Loan origination broker fees expense	16,494	17,311

Net amounts payable to or receivable from joint ventures were as follows:

	March 31, 2026	December 31, 2025
Amounts payable to joint ventures	$4,374	$4,926

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the three months ended March 31, 2026 or March 31, 2025.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $94.1 million and $78.2 million at March 31, 2026 and December 31, 2025, respectively.

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

Employment Litigation

On September 21, 2021, a former senior operations officer filed a complaint, as subsequently amended, with the Superior Court of the State of California, County of Orange. The complaint originally named the Company, an executive officer, and a former executive officer as defendants, and alleged loan origination noncompliance and various employment-related claims, including hostile work environment and gender discrimination. The claims against the two executive officers were dismissed by the court in 2022. Plaintiff's claims regarding improper origination of loan documents, gender discrimination and several other ancillary employment claims were dismissed as a result of several pre-trial motions filed on behalf of the Company. On February 7, 2025, a unanimous jury returned a verdict in favor of the Company regarding the remaining claims in the litigation. Plaintiff filed a notice of appeal of the jury verdict on April 15, 2025. To date, including $571,000 on February 2, 2026, the court has awarded loanDepot approximately $750,000 for attorneys’ fees and other costs as sanctions against the plaintiff and her counsel for bringing frivolous claims and engaging in other inappropriate conduct. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

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

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of March 31, 2026 and December 31, 2025 approximated $3.5 billion and $2.5 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6 - Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$16,116	$18,417
Provision for loan loss obligations	3,665	248
Charge-offs	(2,948)	(1,922)
Balance at end of period	$16,833	$16,743

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $0.6 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively.

TRA Liability

The Company recognized a TRA liability of $111.0 million and $109.1 million as of March 31, 2026 and December 31, 2025, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc. Refer to Note 14 - Related Party Transactions for further detail on the payments.

NOTE 16 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $347.9 million as of March 31, 2026. As of March 31, 2026, the Company was in compliance with its regulatory capital and liquidity requirements.

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

As the Company operates as one operating segment, financial data provided in the consolidated financial statements, including total net revenues of $286.4 million, consolidated net loss of $54.9 million, and total assets of $7.2 billion, represent the performance of our single reportable segment. The consolidated statements of operations reflect the same level of significant expense categories regularly provided to the CODM for decision-making purposes. General and administrative expense reported in the consolidated statements of operations includes office and equipment expense, professional fees such as legal, compliance, consulting, and expenses for audit and tax services, data processing, telecommunications, travel and entertainment and other general expenses.

For the three months ended March 31, 2026, there was no change in segmentation or measurement methods for segment reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company's financial condition, cash flows, and results of operations from management's perspective and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part I. Item 1 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results or outcomes to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part I, Item 1A "Risk Factors" and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K and elsewhere in our filings with the SEC. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
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
Increases in interest rates may affect affordability and the ability for potential home buyers to qualify for a mortgage loan. As interest rates increase, rate and term refinancings become less attractive to consumers. However, rising interest rates during periods of inflationary pressures can make real assets, including real estate, an attractive investment. Demand for real estate may result in ongoing support for purchase mortgages and home price appreciation creating borrower equity that could result in opportunities for cash-out refinancings, home equity lines of credit, or closed-end seconds.
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
During the first quarter of 2026, mortgage rates remained elevated partly due to geopolitical tensions stemming from the conflict in Iran and higher energy prices driving inflation concerns. The rate environment continued to negatively affect housing affordability and loan qualification of homebuyers, contributed to the “lock-in” effect of borrowers that secured lower long-term interest rates during 2020 and 2021 giving rise to a lack of supply of homes available for sale, and decreased demand for refinancing, taken together resulting in lower demand for mortgage loans.

In April 2026 we announced our partnership with Figure Technology Solutions (“Figure”) as part of our strategy to meaningfully accelerate our digital transformation and as a component of our planned return to a market leading position. As part of the partnership, we integrated Figure’s proprietary credit and loan underwriting engine into our own proprietary mello® technology platform and point of sale system, enabling us to seamlessly offer a variety of innovative express path home loan products to our customers. Our 5x5 HomeLoan powered by Figure, which delivers approval in as little as five minutes and funding in as few as five days, brings real value to those seeking smart, seamless, and convenient solutions to their financing needs. As we integrate this platform across our channels, we expect to lower our cost of production, improve the customer experience, close more loans more quickly and advance our long-term objective of profitable market share growth.

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

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
IRLCs	$11,445,494	$7,637,987
IRLCs (units)	38,445	28,784
Pull-through weighted lock volume	$8,274,191	$5,418,685
Pull-through weighted gain on sale margin	2.71%	3.55%
Loan originations by purpose:
Purchase	$3,159,251	$3,063,914
Refinance	4,499,368	2,110,014
Total loan originations	$7,658,619	$5,173,928
Loan originations (units)	24,549	19,936
Gain on sale margin	2.93%	3.72%
Licensed loan officers	1,724	1,641
Headcount	4,695	4,547
Loans sold:
Servicing retained	$5,749,016	$3,453,710
Servicing released	1,924,638	1,713,963
Total loans sold(1)	$7,673,654	$5,167,673
Loans sold (units)	25,099	19,904
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$120,674,154	$116,604,153
Total servicing portfolio (units)	455,634	424,719
60+ days delinquent ($)(2)	$2,113,465	$1,789,276
60+ days delinquent (%)	1.75%	1.53%
Servicing rights at fair value, net(3)	$1,669,648	$1,603,031
Weighted average servicing fee (4)	0.30%	0.30%
Multiple(4) (5)	4.8	4.9
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

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth our consolidated financial statement data for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

	Three Months Ended March 31,		Change $	Change %
(Dollars in thousands)	2026	2025
	(Unaudited)
REVENUES:
Net interest income	$2,704	$3,308	$(604)	(18.3)%
Gain on origination and sale of loans, net	192,006	166,376	25,630	15.4
Origination income, net	32,622	25,858	6,764	26.2
Servicing fee income	108,749	104,278	4,471	4.3
Change in fair value of servicing rights, net	(64,359)	(41,103)	(23,256)	(56.6)
Other income	14,665	14,903	(238)	(1.6)
Total net revenues	286,387	273,620	12,767	4.7
EXPENSES:
Personnel expense	175,367	150,161	25,206	16.8
Marketing and advertising expense	29,006	38,250	(9,244)	(24.2)
Direct origination expense	25,088	21,954	3,134	14.3
General and administrative expense	46,881	44,132	2,749	6.2
Occupancy expense	4,275	4,295	(20)	(0.5)
Depreciation and amortization	6,335	7,666	(1,331)	(17.4)
Servicing expense	11,478	10,000	1,478	14.8
Other interest expense	43,070	43,265	(195)	(0.5)
Total expenses	341,500	319,723	21,777	6.8

Loss before income taxes	(55,113)	(46,103)	(9,010)	(19.5)
Income tax benefit	(171)	(5,407)	5,236	96.8
Net loss	(54,942)	(40,696)	(14,246)	(35.0)
Net loss attributable to noncontrolling interests	(17,455)	(18,800)	1,345	7.2
Net loss attributable to loanDepot, Inc.	$(37,487)	$(21,896)	$(15,591)	(71.2)%
The increase in net loss of $14.2 million was primarily due to a $21.8 million increase in total expenses, offset by a $12.8 million increase in total net revenues. The increase in total expenses was primarily due an increase in personnel expense driven by an increase in headcount and an increase in commission expense consistent with the increase in funded volume. The increase in total revenues was primarily due to higher pull-through weighted lock volume, offset somewhat by lower pull-through weighted gain on sale margins, and an increase in servicing fee income, partially offset by an increased loss from change in fair value of servicing rights, net.
Revenues
Net Interest Income. Net interest income includes interest income earned on LHFS offset by interest expense incurred on amounts borrowed under warehouse lines for loan financing as well as warehouse line commitment fees. These commitment fees are amortized on a straight-line basis over the duration of the warehouse line agreement. The decrease in net interest income was due to an increase in loans financed on warehouse lines during the three months ended March 31, 2026 compared to the prior year, partially offset by improved net interest margin as the cost of funds decreased more than the yield on LHFS.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended March 31,		Change $	Change %
(Dollars in thousands)	2026	2025
Premium from loan sales	$39,727	$8,208	$31,519	384.0%
Fair value of servicing rights additions	87,150	52,686	34,464	65.4
Fair value (losses) gains on IRLC and LHFS	(32,034)	54,766	(86,800)	(158.5)
Fair value gains (losses) from Hedging Instruments	31,546	(29,719)	61,265	206.1
Discount points, rebates and lender paid costs	69,282	80,681	(11,399)	(14.1)
Provision loan loss obligation for loans sold	(3,665)	(246)	(3,419)	(1,389.8)
Total gain on origination and sale of loans, net	$192,006	$166,376	$25,630	15.4%

The $25.6 million or 15.4% increase in gain on origination and sale of loans, net was primarily driven by a 52.7% increase in pull-through weighted interest rate lock volumes, offset by a decrease in pull-through weighted gain on sale margin of 84 basis points.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $6.8 million, or 26.2%, increase in origination income, net, was the result of origination fees from higher loan originations in our consumer direct and retail channels offset by reduced JV and HELOC origination volumes.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $4.5 million or 4.3% reflects an increase in servicing fee collections due to a 3.1% increase in our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The decrease of $23.3 million or 56.6% reflects a $15.3 million increase in fallout and decay and an increased loss of $8.0 million in fair value, net of hedge.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The increase of $25.2 million or 16.8% is primarily due to an $18.7 million volume-related increase in commissions and a $6.5 million increase in salaries and benefits due to an increase in headcount. As of March 31, 2026, we had 4,695 employees compared to 4,547 employees as of March 31, 2025.
Marketing and Advertising Expense. The decrease of $9.2 million or 24.2% primarily reflects a $4.1 million decrease related to brand marketing expense in the prior quarter, and a $4.5 million decrease in lead generation and direct mail spend.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $5.9 million or 30.9% increase in direct origination expense was the result of an increase in loan originations and an industry-wide increase in pricing for credit reporting fees.

Balance Sheet Highlights
March 31, 2026 Compared to December 31, 2025
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$277,418	$337,232	$(59,814)	(17.7)%
Restricted cash	79,770	63,790	15,980	25.1
Loans held for sale, at fair value	3,266,759	3,165,542	101,217	3.2
Loans held for investment, at fair value	108,227	109,821	(1,594)	(1.5)
Derivative assets, at fair value	70,076	42,365	27,711	65.4
Servicing rights, at fair value	1,691,235	1,658,223	33,012	2.0
Trading securities, at fair value	83,722	85,640	(1,918)	(2.2)
Property and equipment, net	63,514	61,929	1,585	2.6
Operating lease right-of-use assets	24,592	23,877	715	3.0
Loans eligible for repurchase	1,344,573	1,074,386	270,187	25.1
Investments in joint ventures	18,101	18,251	(150)	(0.8)
Other assets	218,532	216,880	1,652	0.8
Total assets	$7,246,519	$6,857,936	$388,583	5.7%

LIABILITIES & EQUITY
Warehouse and other lines of credit	$3,024,131	$2,902,539	$121,592	4.2%
Accounts payable, accrued expenses and other liabilities	374,374	349,350	25,024	7.2
Derivative liabilities, at fair value	17,253	10,718	6,535	61.0
Liability for loans eligible for repurchase	1,344,573	1,074,386	270,187	25.1
Operating lease liability	34,325	34,630	(305)	(0.9)
Debt obligations, net	2,114,567	2,100,303	14,264	0.7
Total liabilities	6,909,223	6,471,926	437,297	6.8
Total equity	337,296	386,010	(48,714)	(12.6)
Total liabilities and equity	$7,246,519	$6,857,936	$388,583	5.7%

Cash and Cash Equivalents. The $59.8 million or 17.7% decrease in cash and cash equivalents relates to increases in restricted cash, haircuts on warehouse lines, retained servicing rights, and net losses, offset by an increase in debt obligations.

Restricted Cash. Restricted cash was $79.8 million as of March 31, 2026 compared to $63.8 million as of December 31, 2025 representing an increase of $16.0 million or 25.1%. The increase was primarily the result of increases in cash collateral associated with derivative activities and debt obligations.
Loans Held for Sale, at Fair Value. The $101.2 million or 3.2% increase reflects $7.6 billion in loan originations and $237.9 million in repurchases, partially offset by $7.7 billion in loan sales, $28.8 million in fair value losses, and $14.5 million in principal payments.

Derivative Assets, at Fair Value. The $27.7 million, or 65.4% increase reflects a $26.3 million increase in Hedging Instruments and a $1.4 million increase in IRLCs from higher notional balances and increasing rates.

Loans Eligible for Repurchase. Loans eligible for repurchase were $1.3 billion as of March 31, 2026, as compared to $1.1 billion as of December 31, 2025, representing a increase of $270.2 million or 25.1%. The increase between periods was driven by an increase in Ginnie Mae serviced loans that were 90 days or more delinquent at March 31, 2026, partially offset by repurchased loans.
Servicing Rights, at Fair Value. The $33.0 million or 2.0% increase was comprised of $87.2 million of capitalized servicing rights from servicing-retained loan sales, partially offset by $51.4 million from principal amortization and prepayments and $3.3 million reduction from sales of servicing rights.
Warehouse and Other Lines of Credit. The increase of $121.6 million, or 4.2%, is consistent with the increase in loans held for sale during the three months ended March 31, 2026.
Accounts Payable, Accrued Expenses and Other Liabilities. The increase of $25.0 million, or 7.2%, is primarily due to a $20.7 million increase in margin call payables, a $2.0 million increase in TRA liability, and a $1.9 million increase in accounts payable and other accrued liabilities.
Derivative Liabilities, at Fair Value. The increase of $6.5 million, or 61.0%, reflects a a $4.7 million increase in IRLCs and a $1.9 million increase in Hedging Instrument liabilities from higher interest rates.
Debt Obligations, net. The increase of $14.3 million, or 0.7%, primarily relates to an $11.7 million increase in MSR facilities.
Equity. Total equity was $337.3 million and $386.0 million as of March 31, 2026 and December 31, 2025, respectively. The decrease was primarily attributed to a net loss of $54.9 million, partially offset by stock-based compensation of $6.4 million and increase of $1.0 million related to the issuance of common stock through the exercise of stock options.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current and potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of March 31, 2026, unrestricted cash and cash equivalents were $277.4 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.2 billion.
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
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of March 31, 2026, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
Seller/Servicer Financial Requirements
As a seller and servicer, we are subject to minimum net worth, liquidity, and other financial requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. Effective from December 31, 2023, revised FHFA and Ginnie Mae seller-servicer minimum financial eligibility requirements include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024 and Ginnie Mae has implemented a risk-based capital requirement effective December 31, 2024. As of March 31, 2026, we were in compliance with these financial requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the three months ended March 31, 2026, our loans remained on warehouse lines for an average of 19 days. Our warehouse facilities are generally short-term borrowings with maturities of one year and our securitization facilities have two and three year terms. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 69% of the mortgage loans that we originated during the three months ended March 31, 2026 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to other non-Agency investors.
As of March 31, 2026, we maintained revolving lines of credit with eleven counterparties, including two loan funding facilities with GSEs, providing warehouse and securitization facilities with borrowing capacity totaling $4.2 billion of which $1.3 billion was committed. Our $4.2 billion of capacity as of March 31, 2026 was comprised of $3.9 billion with staggered maturities within one year and a $300.0 million securitization facility that matures in April 2028. As of March 31, 2026, we had $3.0 billion of borrowings outstanding and $1.2 billion of additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 9- Warehouse and Other Lines of Credit of the Notes to Consolidated Financial Statements contained in Item 1.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of March 31, 2026, we had a total of $12.9 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $3.3 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of March 31, 2026, our MSR facility secured by Fannie Mae had an outstanding balance of $102.6 million in MSR facilities and $198.1 million in Term Notes, secured by Fannie Mae MSRs totaling $420.3 million. As of March 31, 2026, our MSR facility secured by Freddie Mac had an outstanding balance of $311.6 million, secured by Freddie Mac MSRs totaling $488.0 million. As of March 31, 2026, our MSR facility secured by Ginnie Mae had an outstanding balance of $101.1 million in variable funding notes and $347.1 million in Term Notes, secured by Ginnie Mae MSRs totaling $675.9 million.

Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of March 31, 2026 there were outstanding securities financing facilities of $78.8 million, secured by trading securities with a fair value of $83.7 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of March 31, 2026 the outstanding balance on our servicing advance facilities was $77.7 million secured by servicing advance receivables totaling $90.0 million.
Other secured financings as of March 31, 2026 consisted of securitization debt of $86.6 million, net of $4.5 million in discount and $0.7 million in deferred financing costs and related to the securitization of a pool of residential mortgage loans held by a VIE. Consolidated VIEs are further discussed in Note 8 - Variable Interest Entities of the Notes to Consolidated Financial Statements contained in Item 1.
Senior Notes as of March 31, 2026 consisted of secured Senior Notes totaling $313.8 million, net of $3.3 million of deferred financing costs and a discount of $23.6 million, and unsecured Senior Notes totaling $497.3 million, net of $2.1 million of deferred financing costs. Periodically, and in accordance with applicable laws, and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. During the year ended December 31, 2024, we repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. In November 2025, the remaining principal balance of $19.8 million on the 2025 Senior Notes was redeemed. Debt obligations are further discussed in Note 10- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
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

Contractual Obligations and Commitments
Our estimated contractual obligations as of March 31, 2026 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$3,024,131	$2,724,131	$300,000	$—	$—
Debt obligations (1)
Secured credit facilities	673,680	673,680	—	—	—
Term Notes	550,000	—	—	550,000	—
Senior Notes	840,021	—	840,021	—	—
Other secured financings(2)	91,717	—	—	—	91,717
Long-term software license commitments	140,078	26,308	46,494	32,292	34,984
Operating lease obligations (3)	48,790	15,345	20,011	10,181	3,253
Naming and promotional rights agreements	28,500	6,000	12,000	10,500	—
Total contractual obligations	$5,396,917	$3,445,464	$1,218,526	$602,973	$129,954

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
Off-Balance Sheet Arrangements
As of March 31, 2026, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. Our accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2025 Form 10-K. At December 31, 2025, the most critical of these significant accounting policies were policies related to the fair value of loans held for sale, servicing rights, and derivative financial instruments. As of the date of this report, there have been no significant changes to the Company's critical accounting policies or estimates.

When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions.

Reconciliation of Non-GAAP Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Loss, Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA. We exclude from these non-GAAP financial measures the change in fair value of MSRs, gains (losses) from the sale of MSRs, and related hedging gains and losses that represent realized and unrealized adjustments resulting from changes in valuation, mostly due to changes in market interest rates, and are not indicative of the Company’s operating performance or results of operation. We have excluded expenses directly related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024, such as costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, and professional fees, including legal expenses, litigation settlement costs, and commission guarantees. We also exclude stock-based compensation expense, which is a non-cash expense, gains or losses on extinguishment of debt and disposal of fixed assets, and impairment charges to operating lease right-of-use assets, as well as certain costs associated with our restructuring efforts, as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “net interest income,” as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state, and local income taxes. Adjustments to Diluted Weighted Average Shares Outstanding assumes the pro forma conversion of weighted average Class B and Class C common stock to Class A common stock. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Because of these limitations, Adjusted Total Revenue, Adjusted Net Loss, Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA are not intended as alternatives to total revenue, net loss, net loss attributable to the Company, or as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Total Revenue, Adjusted Net Loss, Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for a reconciliation of these non-GAAP measures to their most comparable U.S. GAAP measures.

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2026	March 31, 2025
Total net revenue	$286,387	$273,620
Valuation changes in servicing rights, net of hedging gains and losses(1)	12,863	4,823
Adjusted total revenue	$299,250	$278,443
(1)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights. Refer to Note 5 - Servicing Rights, at Fair Value.

Reconciliation of Net Loss to Adjusted Net Loss (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss attributable to loanDepot, Inc.	$(37,487)	$(21,896)
Net loss from the pro forma conversion of Class B or Class C common stock to Class A common stock(1)	(17,455)	(18,800)
Net loss	(54,942)	(40,696)
Adjustments to the benefit for income taxes(2)	54	4,901
Tax-effected net loss	(54,888)	(35,795)
Valuation changes in servicing rights, net of hedging gains and losses(3)	12,863	4,823
Stock-based compensation expense	6,393	5,716
Restructuring charges(4)	708	2,121
Cybersecurity incident(5)	121	788
(Gain) loss on disposal of fixed assets	(72)	17
Other impairment (recovery)(6)	—	5
Tax effect of adjustments(7)	1,251	(3,010)
Adjusted net loss	$(33,624)	$(25,335)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class B common stock and Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the benefit for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended
	March 31, 2026	March 31, 2025
Statutory U.S. federal income tax rate	21.00%	21.00%
State and local income taxes (net of federal benefit)	4.82	5.07
Effect of valuation allowance and other tax adjustments	(25.51)	—
Effective income tax rate	0.31%	26.07%

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
(6)Represents lease impairment on corporate and retail locations.
(7)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended
	March 31, 2026	March 31, 2025
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	228,962,329	200,792,570
Assumed pro forma conversion of weighted average Class B and Class C common stock to Class A common stock(1)	106,207,433	127,290,603
Adjusted diluted weighted average shares outstanding	335,169,762	328,083,173
(1)Reflects the assumed pro forma exchange and conversion of Class B and Class C common stock.

Reconciliation of Net Loss to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(54,942)	$(40,696)
Interest expense - non-funding debt(1)	43,070	43,265
Income tax benefit	(171)	(5,407)
Depreciation and amortization	6,335	7,666
Valuation changes in servicing rights, net of hedging gains and losses(2)	12,863	4,823
Stock-based compensation expense	6,393	5,716
Restructuring charges(3)	708	2,121
Cybersecurity incident(4)	121	788
(Gain) loss on disposal of fixed assets	(72)	17
Other impairment(5)	—	5
Adjusted EBITDA	$14,305	$18,298
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at March 31, 2026 was 33 days; and our average holding period of the loan from funding to sale was 32 days for the three months ended March 31, 2026.
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

Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the three months ended March 31, 2026 and 2025, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors discussed under Part I. "Item 1A. Risk Factors" of our 2025 Form 10-K filed with the SEC on March 12, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2026, shares of the Company's Class B common stock or Class C common stock could each be converted, together with a corresponding Holdco Unit, as applicable, at any time and from time to time at the option of the holder of such share of Class B common stock or Class C common stock, as applicable, for one fully paid and non-assessable share of Class A common stock. Each share of the Company’s Class D common stock could be converted into one fully paid and non-assessable share of Class A common stock at any time at the option of the holder of such share of Class D common stock. There was no cash or other consideration paid by the holder converting such shares and, accordingly, there was no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On January 2, 2026, we issued to stockholders 1,307,649 shares of Class A common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders.

On February 11, 2026, pursuant to the Company’s Amended and Restated Certificate of Incorporation dated February 11, 2021, we issued to stockholders 97,026,671 shares of Class A common stock upon the conversion of the same number of shares of our Class D common stock, and we issued to stockholders 106,207,433 shares of Class B common stock upon the conversion of the same number of shares of our Class C common stock and corresponding Holdco Units held by such stockholders. All outstanding Class C and Class D shares converted automatically and without further action on the part of the Company or any holder of Class C or Class D common stock. The shares of Class A common stock and Class B common stock issued by the Company in such automatic conversions were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

CEO Employment Agreement

On May 6, 2026, Anthony Hsieh and the Company entered into an Executive Employment Agreement (the “Hsieh Agreement”), effective as of March 1, 2026, with Mr. Hsieh that provides for at-will employment for his services as Chief Executive Officer and President. The Hsieh Agreement provides for (i) an initial annual base salary of $1,000,000 (ii) a target annual bonus of 225% of his base salary for 2026 and 250% of his base salary thereafter; and (iii) reimbursement of up to $400,000 per year for expenses for business-related use of any aircraft or watercraft owned or leased by Mr. Hsieh. The Hsieh Agreement provides that he will receive at the Company’s next regularly scheduled quarterly grant date an award of 1.0 million restricted stock units (“RSUs”) that vest over three years and an award of 2.0 million performance stock units (“PSUs”) that vests upon the Company's Class A common stock achieving specified prices per share over a three year performance period, which replace the 1.5 million PSUs he was otherwise entitled to receive in 2026 under the terms of a letter agreement between Mr. Hsieh and the Company dated March 6, 2025. The Hsieh Agreement also provides that as part of the Company’s annual equity grant process for 2027 he will receive an award of 1.0 million RSUs that vest over three years and an award of 1.0 million PSUs that vests upon the Company's Class A common stock achieving specified prices per share to be determined by the Committee at the time of grant over a three year performance period. The Hsieh Agreement also subjects Mr. Hsieh to standard restrictive covenants. The Company will reimburse Mr. Hsieh for legal fees in connection with the Hsieh Agreement up to $40,000.
Pursuant to the Hsieh Agreement, Mr. Hsieh would be entitled to receive certain payments and benefits in connection with certain terminations of employment, as follows:
•In the event Mr. Hsieh is involuntarily terminated without “cause” or resigns for “good reason” not in connection with a “change in control” (each as defined in the Hsieh Agreement) (together, a “Hsieh Covered Termination”), Mr. Hsieh would be entitled to receive the earned, but unpaid portion of his annual bonus for the prior fiscal year (if applicable) and, subject to his execution and non-revocation of a release of claims, (i) a lump sum payment equal to 24 months of base salary, (ii) a pro-rata annual bonus based on the actual achievement of the performance objectives for the fiscal year in which termination occurs, (iii) the payment or reimbursement of COBRA premiums through the earlier of (A) the second anniversary of the date of termination or (B) the date Mr. Hsieh and his dependents become eligible for healthcare under another employer’s plan, (iv) acceleration of all performance-based equity awards held by Mr. Hsieh, based on actual performance measured to the date of such termination, with a 30-day post-termination window during which achievement of performance goals will still qualify and (v) extension of the exercise period for vested but unexercised options until the earlier of (A) one year following the date of such termination or (B) the expiration date of the option.
•Upon a Hsieh Covered Termination during the period beginning 3 months prior to a change in control and ending 24 months after a change in control, Mr. Hsieh would be entitled to receive the earned, but unpaid portion of his annual bonus for the prior fiscal year (if applicable) and, subject to his execution and non-revocation of a release of claims, (i) a lump sum payment equal to 3x the sum of his base salary plus target bonus, (ii) a pro-rata annual bonus based on the actual achievement of the performance objectives for the fiscal year in which termination occurs, and (iii) the payment or reimbursement of COBRA premiums through the earlier of (A) the second anniversary of the date of termination or (B) the date Mr. Hsieh and his dependents become eligible for healthcare under another employer’s plan, and (iv) full accelerated vesting of any unvested equity awards held by Mr. Hsieh, with any performance-based vesting criteria being deemed earned at the greater of target or actual performance through the date of termination. In the event Mr. Hsieh’s employment is terminated due to Mr. Hsieh’s death or disability, he would be entitled to receive the earned, but unpaid portion of his annual bonus for the prior fiscal year (if applicable) and (i) a pro-rata annual bonus based on the actual achievement of the performance objectives for the fiscal year in which termination occurs, (ii) full accelerated vesting of any unvested equity awards held by Mr. Hsieh, with any performance-based vesting criteria being deemed earned at the greater of target or actual performance through the date of termination, and (iii) extension of the exercise period for vested but unexercised options until the earlier of (A) one year following the date of such termination or (B) the expiration date of the option.
•Upon a Hsieh Covered Termination during the period beginning 3 months prior to a change in control and ending 24 months after a change in control, Mr. Hsieh would be entitled to receive the earned, but unpaid portion of his annual bonus for the prior fiscal year (if applicable) and, subject to his execution and non-revocation of a release of claims, (i) a lump sum payment equal to 3x the sum of his base salary plus target bonus, (ii) a pro-rata annual bonus based on the actual achievement of the performance objectives for the fiscal year in which termination occurs, and (iii) the payment or reimbursement of COBRA premiums through the earlier of (A) the second anniversary of the date of termination or (B) the date Mr. Hsieh and his dependents become eligible for healthcare under another employer’s plan, and (iv) full accelerated vesting of any unvested equity awards held by Mr. Hsieh, with any performance-based vesting criteria being deemed earned at the greater of target or actual performance through the date of termination.
•In the event Mr. Hsieh’s employment is terminated due to Mr. Hsieh’s death or disability, he would be entitled to receive the earned, but unpaid portion of his annual bonus for the prior fiscal year (if applicable) and (i) a pro-rata annual bonus based on the actual achievement of the performance objectives for the fiscal year in which termination occurs, (ii) full accelerated vesting of any unvested equity awards held by Mr. Hsieh, with any performance-based vesting criteria being deemed earned at the greater of target or actual performance through the date of termination, and (iii) extension of the exercise period for vested but unexercised options until the earlier of (A) one year following the date of such termination or (B) the expiration date of the option.
The foregoing descriptions of the Hsieh Agreement is not complete and is qualified in its entirety by reference to the full text of the Hsieh Agreement, a copy of which is attached hereto as Exhibit 10.5, and is incorporated herein by reference.

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of loanDepot, Inc., dated February 11, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 16, 2021).

3.2	Amended and Restated Bylaws of loanDepot, Inc., effective November 10, 2022 (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 13, 2025).
10.1*#	Amendment No. 1 to the Third Amended and Restated Master Repurchase Agreement, dated March 26, 2026, between Jefferies Funding LLC and loanDepot.com, LLC.
10.2*#	Amendment No. 4 to Master Repurchase Agreement, dated March 25, 2026, among Atlas Securitized Products, L.P., Atlas Securitized Products Funding 2, L.P., and loanDepot.com, LLC.
10.3*#	Amendment No. 3 to Master Repurchase Agreement, dated March 25, 2026, among Atlas Securitized Products, L.P., AGF WHCO 1-A3 LP, and loanDepot.com, LLC.
10.4*#	Amendment No. 2 to Amended and Restated Master Repurchase Agreement and Securities Contract, dated April 28, 2026, among Bank of Montreal, loanDepot BMO Warehouse, LLC, and loanDepot.com, LLC.
10.5#+*	Executive Employment Agreement, dated May 6, 2026, and effective as of March 1, 2026, between loanDepot, Inc. and Anthony Hsieh.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

LOANDEPOT, INC.

Dated: May 7, 2026	By:	/s/ Anthony Hsieh
	Name:	Anthony Hsieh
	Title:	Chief Executive Officer and President

Dated: May 7, 2026	By:	/s/ David Hayes
	Name:	David Hayes
	Title:	Chief Financial Officer