Form 10-Q
period 2026-06-30
loanDepot, Inc.
filed 2026-08-06
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File Number: 001-40003

loanDepot, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			85-3948939
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6561 Irvine Center Drive,	Irvine,	California	92618
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (888) 337-6888
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	LDI	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, 232,227,582 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding and 105,927,686 shares of the registrant’s Class B common stock, par value $0.001 per share, were outstanding. There were no shares of the registrant’s Class C common stock or Class D common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may contain the words “believe,” “anticipate,” “expect,” “intend,” “plan,” “predict,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases or future or conditional verbs such as “will,” “may,” “might,” “should,” “would,” or “could” and the negatives of those terms. Examples of forward-looking statements include, but are not limited to: information concerning possible or assumed future results of operations; settlement of the sale of servicing portfolio assets, legal and regulatory matters, business strategies and initiatives; our digital transformation, including our partnership with Figure Technology Solutions and resulting capabilities; market positioning; evaluation of capital structures and bond maturities; potential debt actions; financial covenants; financial condition and liquidity; dividend policy; interest rate expectations and changes; and borrower equity creation and resulting opportunities.

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

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$229,128	$337,232
Restricted cash	70,717	63,790
Loans held for sale, at fair value (includes $802,806 and $606,215 pledged to creditors in securitization trusts at June 30, 2026 and December 31, 2025, respectively)	2,643,032	3,165,542
Loans held for investment, at fair value (pledged to creditors in a securitization trust)	106,268	109,821
Derivative assets, at fair value	59,225	42,365
Servicing rights, at fair value (includes $696,417 and $661,475 pledged to creditors in securitization trusts at June 30, 2026 and December 31, 2025, respectively)	1,779,817	1,658,223
Trading securities, at fair value	82,008	85,640
Property and equipment, net	65,485	61,929
Operating lease right-of-use assets	25,951	23,877
Loans eligible for repurchase	1,401,739	1,074,386
Investments in joint ventures	18,177	18,251
Other assets	215,013	216,880
Total assets	$6,696,560	$6,857,936
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$2,443,802	$2,902,539
Accounts payable, accrued expenses and other liabilities	346,638	349,350
Derivative liabilities, at fair value	6,341	10,718
Liability for loans eligible for repurchase	1,401,739	1,074,386
Operating lease liability	34,790	34,630
Debt obligations, net	2,130,204	2,100,303
Total liabilities	6,363,514	6,471,926
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 242,402,257 and 138,376,854 issued at June 30, 2026 and December 31, 2025, respectively	242	138
Class B common stock, $0.001 par value, 2,500,000,000 authorized, 106,095,949 and none issued at June 30, 2026 and December 31, 2025, respectively	106	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, none and 107,515,082 issued at June 30, 2026 and December 31, 2025, respectively	—	108
Class D common stock, $0.001 par value, 2,500,000,000 authorized, none and 97,026,671 issued at June 30, 2026 and December 31, 2025, respectively	—	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at June 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock at cost, 10,342,938 and 8,779,081 shares at June 30, 2026 and December 31, 2025, respectively	(32,057)	(29,635)
Additional paid-in capital	888,977	878,204
Retained deficit	(656,237)	(614,398)
Noncontrolling interest	132,015	151,496
Total equity	333,046	386,010
Total liabilities and equity	$6,696,560	$6,857,936
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Interest income	$39,692	$40,946	$79,075	$76,017
Interest expense	(37,433)	(39,297)	(74,112)	(71,059)
Net interest income	2,259	1,649	4,963	4,958

Gain on origination and sale of loans, net	176,740	174,810	368,746	341,186
Origination income, net	52,224	34,931	84,846	60,789
Servicing fee income	111,964	108,209	220,713	212,487
Change in fair value of servicing rights, net	(19,558)	(52,376)	(83,917)	(93,479)
Other income	13,692	15,314	28,357	30,217
Total net revenues	337,321	282,537	623,708	556,158

EXPENSES:
Personnel expense	180,729	154,116	356,096	304,277
Marketing and advertising expense	26,694	37,878	55,700	76,128
Direct origination expense	27,840	20,456	52,928	42,411
General and administrative expense	47,528	39,727	94,409	83,860
Occupancy expense	4,595	4,133	8,870	8,429
Depreciation and amortization	5,869	6,379	12,204	14,045
Servicing expense	8,820	8,184	20,298	18,183
Other interest expense	41,863	43,998	84,933	87,263
Total expenses	343,938	314,871	685,438	634,596

Loss before income taxes	(6,617)	(32,334)	(61,730)	(78,438)
Income tax expense (benefit)	5	(7,061)	(166)	(12,469)
Net loss	(6,622)	(25,273)	(61,564)	(65,969)
Net loss attributable to noncontrolling interests	(2,089)	(11,885)	(19,544)	(30,686)
Net loss attributable to loanDepot, Inc.	$(4,533)	$(13,388)	$(42,020)	$(35,283)

(Loss) earnings per share:
Basic	$(0.02)	$(0.06)	$(0.18)	$(0.17)
Diluted	$(0.02)	$(0.06)	$(0.18)	$(0.17)

Weighted average shares outstanding:
Basic	231,643,671	207,948,195	230,290,154	204,370,382
Diluted	231,643,671	207,948,195	230,290,154	204,370,382

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding				Common stock $				Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Balance at March 31, 2025	104,771,583	—	126,392,121	97,026,671	$110	$—	$126	$97	$(20,975)	$855,799	$(573,591)	$207,732	$469,298
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	—	—	(254)	—	—	(254)
Net common stock issued under stock-based compensation plans	7,090,341	—	(4,762,013)	—	9	—	(4)	—	(1,613)	27,812	—	(27,816)	(1,612)
Stock-based compensation	—	—	—	—	—	—	—	—	—	(1,433)	—	(823)	(2,256)
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	—	—	(537)	(316)	(853)
Net loss	—	—	—	—	—	—	—	—	—	—	(13,388)	(11,885)	(25,273)
Balance at June 30, 2025	111,861,924	—	121,630,108	97,026,671	$119	$—	$122	$97	$(22,588)	$881,924	$(587,516)	$166,892	$439,050

Balance at March 31, 2026	230,814,913	106,207,433	—	—	$241	$106	$—	$—	$(29,706)	$885,378	$(651,749)	$133,026	$337,296
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	—	—	(623)	—	—	(623)
Net common stock issued under stock-based compensation plans	1,244,406	(111,484)	—	—	1	—	—	—	(2,351)	600	—	(602)	(2,352)
Stock-based compensation	—	—	—	—	—	—	—	—	—	3,622	—	1,659	5,281
Refund of tax distributions, net	—	—	—	—	—	—	—	—	—	—	45	21	66
Net loss	—	—	—	—	—	—	—	—	—	—	(4,533)	(2,089)	(6,622)
Balance at June 30, 2026	232,059,319	106,095,949	—	—	$242	$106	$—	$—	$(32,057)	$888,977	$(656,237)	$132,015	$333,046

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding				Common stock $				Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Balance at December 31, 2024	99,093,573	—	131,432,929	97,026,671	$104	$—	$131	$97	$(20,340)	$843,523	$(550,623)	$233,719	$506,611
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	—	—	(200)	—	—	(200)
Net common stock issued under stock-based compensation plans	12,768,351	—	(9,802,821)	—	15	—	(9)	—	(2,248)	36,531	—	(36,536)	(2,247)
Stock-based compensation	—	—	—	—	—	—	—	—	—	2,070	—	1,390	3,460
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	—	—	(1,610)	(995)	(2,605)
Net loss	—	—		—	—	—	—	—	—	—	(35,283)	(30,686)	(65,969)
Balance at June 30, 2025	111,861,924	—	121,630,108	97,026,671	$119	$—	$122	$97	$(22,588)	$881,924	$(587,516)	$166,892	$439,050

Balance at December 31, 2025	129,597,773	—	107,515,082	97,026,671	$138	$—	$108	$97	$(29,635)	$878,204	$(614,398)	$151,496	$386,010
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	—	—	(1,957)	—	—	(1,957)
Conversion pursuant to Amended and Restated Certificate of Incorporation	97,026,671	106,207,433	(106,207,433)	(97,026,671)	97	106	(106)	(97)	—	—	—	—	—
Net common stock issued under stock-based compensation plans	5,434,875	(111,484)	(1,307,649)	—	7	—	(2)	—	(2,422)	4,738	—	(3,703)	(1,382)
Stock-based compensation	—	—	—	—	—	—	—	—	—	7,992	—	3,682	11,674
Refund of tax distributions, net	—	—	—	—	—	—	—	—	—	—	181	84	265
Net loss	—	—	—	—	—	—	—	—	—	—	(42,020)	(19,544)	(61,564)
Balance at June 30, 2026	232,059,319	106,095,949	—	—	$242	$106	$—	$—	$(32,057)	$888,977	$(656,237)	$132,015	$333,046
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,564)	$(65,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cash provided by (used in) operating activities:
Depreciation and amortization expense	12,204	14,045
Amortization of operating lease right-of-use asset	5,114	5,536
Amortization of debt discount and debt issuance costs	14,528	12,104
Gain on origination and sale of loans	(377,391)	(333,867)
Fair value change in trading securities	645	(1,709)
Provision for loss obligation on sold loans and servicing rights	7,228	4,149
Deferred tax expense (benefit)	12	(22,166)
Fair value change in derivative assets	2,753	7,469
Fair value change in derivative liabilities	(4,377)	(5,959)
Fair value change in loans held for sale	13,425	(29,438)
Fair value change in loans held for investment	(1,021)	(1,076)
Fair value change in servicing rights	65,332	102,445
Stock-based compensation expense	11,674	3,460
Originations of loans	(15,441,739)	(11,623,880)
Proceeds from sales of loans	16,559,124	12,302,996
Proceeds from principal payments on loans held for sale	42,412	35,356
Proceeds from principal payments on loans held for investment	4,574	6,113
Payments to investors for loan repurchases	(465,308)	(497,643)
Premiums paid on derivatives	(19,613)	(32,921)
Gain on extinguishment of debt	(1,170)	—
Disbursements from joint ventures	2,402	1,791
Other changes in operating assets and liabilities	(18,892)	13,014
Net cash provided by (used in) operating activities	350,352	(106,150)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,284)	(13,030)
Proceeds from sale of servicing rights	6,257	15,480
Cash flows received on trading securities	2,987	3,104
Investments in joint ventures	(49)	(150)
Net cash (used in) provided by investing activities	(8,089)	5,404

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$14,933,130	$10,105,668
Repayment of borrowings on warehouse and other lines of credit	(15,391,868)	(10,071,379)
Proceeds from debt obligations	80,180	855,725
Payments on debt obligations	(58,997)	(821,570)
Payments of debt issuance costs	(4,685)	(11,412)
Treasury stock purchased to net settle and withhold taxes on vested shares	(2,422)	(2,248)
Exercise of stock options	1,040	—
Refund (payment) of shareholder tax distributions and dividends, net	182	(3,158)
Net cash (used in) provided by financing activities	(443,440)	51,626

Net change in cash and cash equivalents and restricted cash	(101,177)	(49,120)
Cash and cash equivalents and restricted cash at beginning of the period	401,022	527,221
Cash and cash equivalents and restricted cash at end of the period	$299,845	$478,101

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$147,891	$148,688
Income taxes	$(6,000)	$278

Supplemental disclosure of noncash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease liabilities	$7,188	$10,816

Cash and cash equivalents and restricted cash reconciliation
Cash and cash equivalents	$229,128	$408,623
Restricted cash	70,717	69,478
Total cash and cash equivalents and restricted cash	$299,845	$478,101

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, except per share amounts, or unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 17% of total loan originations for the six months ended June 30, 2026.

The Company sells mortgage loans to various third-party investors. Three investors accounted for 35%, 18%, and 16% of the Company’s loan sales for the six months ended June 30, 2026. No other investors accounted for more than 5% of the loan sales for the six months ended June 30, 2026.

The Company funds loans through warehouse and other lines of credit. As of June 30, 2026, 18%, 14% , and 11% of the Company's warehouse lines were payable to three separate lenders.

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

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$2,643,032	$—	$2,643,032
Loans held for investment	—	106,268	—	106,268
Trading securities	—	82,008	—	82,008
Derivative assets:
Interest rate lock commitments	—	—	46,369	46,369
Forward sale contracts	—	1,308	—	1,308
Interest rate swap futures	10,988	—	—	10,988
Put options on treasuries - assets	560	—	—	560
Servicing rights	—	—	1,779,817	1,779,817
Total assets at fair value	$11,548	$2,832,616	$1,826,186	$4,670,350
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,104	$1,104
Forward sale contracts	—	5,237	—	5,237
Servicing rights	—	—	28,274	28,274
Total liabilities at fair value	$—	$5,237	$29,378	$34,615

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$3,165,542	$—	$3,165,542
Loans held for investment	—	109,821	—	109,821
Trading securities	—	85,640	—	85,640
Derivative assets:
Interest rate lock commitments	—	—	42,207	42,207
Forward sale contracts	—	158	—	158
Servicing rights	—	—	1,658,223	1,658,223
Total assets at fair value	$—	$3,361,161	$1,700,430	$5,061,591
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,870	$1,870
Interest rate swap futures	3,420	—	—	3,420
Forward sale contracts	—	3,416	—	3,416
Put options on treasuries	2,012	—	—	2,012
Servicing rights	—	—	20,517	20,517
Total liabilities at fair value	$5,432	$3,416	$22,387	$31,235

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$37,073	$1,669,648	$40,337	$1,637,706
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	108,015	98,335	226,972	185,485
Fallout	(23,437)	—	(51,715)	—
Transfers of IRLC to LHFS	(76,386)	—	(170,329)	—
Valuation changes in servicing rights, net(1)	—	(13,449)	—	(65,332)
Sales	—	(2,991)	—	(6,316)
Balance at end of period	$45,265	$1,751,543	$45,265	$1,751,543

(1)The change in unrealized gains or losses relating to servicing rights still held at June 30, 2026 amounted to a net gain of $24.9 million and net gain of $96.4 million for the three and six months ended June 30, 2026, respectively.

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

(1)The change in unrealized gains or losses relating to servicing rights that were still held at June 30, 2025 amounted to a net gain of $11.6 million and net gain of $0.3 million for the three and six months ended June 30, 2025, respectively.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	June 30, 2026				December 31, 2025
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	3.9%	-	99.9%	79.2%	5.2%	-	99.9%	78.3%

Servicing rights
Discount rate(2)	2.6%	-	16.6%	6.5%	3.8%	-	17.7%	6.9%
Prepayment rate	5.9%	-	14.6%	8.9%	5.8%	-	14.1%	8.7%
Cost to service (per loan)	$72	-	$136	$105	$73	-	$132	$100
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a nonrecurring basis as of June 30, 2026 or December 31, 2025.

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

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$799,639	$716,306	$807,053	$801,069
Other secured financings	$83,938	$82,882	$87,953	$89,034

Fair value of the Company’s Senior Notes is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy. Fair value of the Company’s other secured financings is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of loans held for sale by product type of loan as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
Conforming - fixed	$1,159,355	44%	$1,323,799	42%
Conforming - ARM	41,200	2	63,913	2
Government - fixed	677,423	26	1,034,485	33
Government - ARM	124,080	5	113,934	4
Other - residential mortgage loans	460,547	17	563,398	18
HELOC	156,193	6	27,930	1
Total	2,618,798	100%	3,127,459	100%
Fair value adjustment	24,234		38,083
Loans held for sale, at fair value	$2,643,032		$3,165,542

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$3,266,759	$2,765,417	$3,165,542	$2,603,735
Origination and purchase of loans	7,870,445	6,574,572	15,441,739	11,623,880
Sales	(8,702,599)	(6,931,543)	(16,367,218)	(12,088,754)
Repurchases	220,948	237,425	458,806	490,015
Principal payments	(27,868)	(18,003)	(42,412)	(35,355)
Fair value gain (loss)	15,347	(4,909)	(13,425)	29,438
Balance at end of period	$2,643,032	$2,622,959	$2,643,032	$2,622,959

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Discount) premium from loan sales	$(27,437)	$9,991	$12,291	$18,198
Servicing rights additions	98,335	66,940	185,485	119,626
Unrealized (losses) gains from derivative assets and liabilities	(32,297)	231	12,153	(18,243)
Realized gains from derivative assets and liabilities	36,260	7,069	20,093	16,243
Discount points, rebates and lender paid costs	90,251	99,118	159,533	179,799
Fair value gain (loss)	15,347	(4,909)	(13,425)	29,438
Provision for loan loss obligation for loans sold	(3,719)	(3,630)	(7,384)	(3,875)
Total gain on origination and sale of loans, net	$176,740	$174,810	$368,746	$341,186

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale.

	June 30, 2026			December 31, 2025
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$2,631,072	$2,604,448	$26,624	$3,149,883	$3,109,965	$39,918
90+ days delinquent(1)	11,960	14,350	(2,390)	15,659	17,494	(1,835)
Total	$2,643,032	$2,618,798	$24,234	$3,165,542	$3,127,459	$38,083
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

A summary of the changes in the balance of loans held for investment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$108,230	$114,447	$109,821	$116,627
Principal payments	(2,908)	(2,974)	(4,574)	(6,112)
Fair value adjustment	946	118	1,021	1,076
Balance at end of period	$106,268	$111,591	$106,268	$111,591

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for investment.

	June 30, 2026			December 31, 2025
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$100,380	$120,066	$(19,686)	$103,611	$123,829	$(20,219)
90+ days delinquent(1)	5,888	7,043	(1,155)	6,210	7,854	(1,643)
Total	$106,268	$127,109	$(20,841)	$109,821	$131,683	$(21,862)
(1)     90+ days delinquent loans are on non-accrual status.

Income from loans held for investment is included in other income on the consolidated statement of operations, and includes $1.4 million and $2.8 million of interest income for the three and six months ended June 30, 2026, respectively, and fair value gains of $0.9 million and $1.0 million for the three and six months ended June 30, 2026, respectively.

NOTE 5 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	June 30, 2026	December 31, 2025
Agency	$65,284,944	$64,301,274
Government	44,919,810	42,610,586
Other	13,182,749	12,184,383
Total servicing portfolio	$123,387,503	$119,096,243

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$1,669,648	$1,603,031	$1,637,706	$1,615,510
Servicing rights additions	98,335	66,940	185,485	119,626
Sales proceeds, net	(2,991)	(10,474)	(6,316)	(15,837)
Changes in fair value:
Due to changes in valuation inputs or assumptions	36,677	145	37,125	(23,543)
Due to collection/realization of cash flows	(49,538)	(42,832)	(100,980)	(79,008)
Realized (losses) gains on sale of servicing rights(2)	(588)	44	(1,477)	106
Total changes in fair value	(13,449)	(42,643)	(65,332)	(102,445)
Balance at end of period(2)	$1,751,543	$1,616,854	$1,751,543	$1,616,854
(1)    Includes realized MSR sale gain and broker fees.
(2)    Servicing assets of $1.8 billion and $1.6 billion at June 30, 2026 and June 30, 2025, respectively, are presented net of servicing liabilities of $28.3 million and $19.1 million, respectively.

In July 2026, the Company agreed to sell $9.7 billion of Agency loans from the total servicing portfolio. This transaction is expected to settle in the third quarter 2026.

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual servicing fees	$90,020	$83,816	$177,971	$165,783
Late, ancillary and other fees	21,944	24,393	42,742	46,704
Servicing fee income	$111,964	$108,209	$220,713	$212,487

The following is a summary of the components of change in fair value of servicing rights, net of hedge as reported in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Changes in fair value:
Due to collection/realization of cash flows	$(49,538)	$(42,832)	$(100,980)	$(79,008)

Due to changes in valuation inputs or assumptions	36,677	145	37,125	(23,543)
Realized (losses) gains on sale of servicing rights	(588)	44	(1,477)	106
Net (losses) gains from derivatives hedging servicing rights	(6,319)	(9,564)	(18,741)	9,239
Valuation changes in servicing rights, net of hedging gains and losses	29,770	(9,375)	16,907	(14,198)
Other realized gains (losses) on sales of servicing rights (1)	210	(169)	156	(273)
Changes in fair value of servicing rights, net	$(19,558)	$(52,376)	$(83,917)	$(93,479)
(1)Includes the (provision) recovery for estimated losses and broker fees on MSR sales.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	June 30, 2026	December 31, 2025
Fair Value of Servicing Rights, net	$1,751,543	$1,637,706
Change in Fair Value from adverse changes:
Discount Rate:
Increase 1%	(56,357)	(62,800)
Increase 2%	(111,839)	(123,283)
Cost of Servicing:
Increase 10%	(17,090)	(18,672)
Increase 20%	(34,955)	(37,449)
Prepayment Speed:
Increase 10%	(18,269)	(19,035)
Increase 20%	(35,764)	(37,705)

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

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
June 30, 2026:
Interest rate lock commitments	$2,050,340	Derivative asset, at fair value	$46,369	$—
Interest rate lock commitments	477,218	Derivative liabilities, at fair value	—	1,104

Forward sale contracts	304,331	Derivative asset, at fair value	1,308	—
Forward sale contracts	1,030,541	Derivative liabilities, at fair value	—	5,237

Put options on treasuries	6,365	Derivative asset, at fair value	560	—
Put options on treasuries	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	310	Derivative asset, at fair value	10,988	—
Interest rate swap futures	—	Derivative liabilities, at fair value	—	—
		Total derivative financial instruments	$59,225	$6,341

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2025:
Interest rate lock commitments	$2,010,276	Derivative asset, at fair value	$42,207	$—
Interest rate lock commitments	481,579	Derivative liabilities, at fair value	—	1,870

Forward sale contracts	388,361	Derivative asset, at fair value	158	—
Forward sale contracts	1,839,101	Derivative liabilities, at fair value	—	3,416

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	8,750	Derivative liabilities, at fair value	—	2,012

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	760	Derivative liabilities, at fair value	—	3,420
		Total derivative financial instruments	$42,365	$10,718

Because many of the Company’s current derivative agreements are not exchange-traded, the Company is exposed to credit loss in the event of nonperformance by the counterparty to the agreements. The Company controls this risk through credit monitoring procedures including financial analysis, dollar limits, and other monitoring procedures. The notional amount of the contracts does not represent the Company’s exposure to credit loss.

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	Statements of Operations Location	2026	2025	2026	2025
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$8,192	$8,394	$4,928	$28,813
Forward sale contracts	Gain on origination and sale of loans, net	(4,465)	(1,247)	20,836	(28,078)
Interest rate swap futures	Gain on origination and sale of loans, net	2,006	(10,756)	5,642	(18,159)
Put options	Gain on origination and sale of loans, net	(1,770)	10,909	840	15,424
Forward sale contracts	Change in fair value of servicing rights, net	(2,066)	(396)	(9,626)	4,307
Interest rate swap futures	Change in fair value of servicing rights, net	(4,686)	(5,651)	(8,415)	6,984
Put options	Change in fair value of servicing rights, net	433	(3,517)	(700)	(2,052)
Total realized and unrealized (losses) gains on derivative financial instruments		$(2,356)	$(2,264)	$13,505	$7,239

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of offset criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of June 30, 2026, and December 31, 2025, respectively. Refer to Note 9 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	June 30, 2026
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$8,005	$(6,697)	$1,308	$—	$(45)	$1,263
Put options on treasuries	560	—	560	—	—	560
Interest rate swap futures	10,988	—	10,988	—	—	10,988
Total Assets	$19,553	$(6,697)	$12,856	$—	$(45)	$12,811

Liabilities:
Forward sale contracts	$11,934	$(6,697)	$5,237	$—	$(5,989)	$(752)
Warehouse and other lines of credit	2,443,802	—	2,443,802	(2,443,802)	—	—
Secured debt obligations (1)	1,343,316	—	1,343,316	(1,343,316)	—	—
Total liabilities	$3,799,052	$(6,697)	$3,792,355	$(3,787,118)	$(5,989)	$(752)
(1)Secured debt obligations as of June 30, 2026 included secured credit facilities, Term Notes, and other secured financings.

	December 31, 2025
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$4,050	$(3,892)	$158	$—	$(44)	$114
Total assets	$4,050	$(3,892)	$158	$—	$(44)	$114

Liabilities:
Forward sale contracts	$7,308	$(3,892)	$3,416	$—	$(3,419)	$(3)
Put options on treasuries	2,012	—	2,012	—	(2,012)	—
Interest rate swap futures	3,420	—	3,420	—	(3,420)	—
Warehouse and other lines of credit	2,902,539	—	2,902,539	(2,902,539)	—	—
Secured debt obligations (1)	1,307,765	—	1,307,765	(1,307,765)	—	—
Total liabilities	$4,223,044	$(3,892)	$4,219,152	$(4,210,304)	$(8,851)	$(3)
(1)Secured debt obligations as of December 31, 2025 included secured credit facilities and Term Notes.

NOTE 8 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the six months ended June 30, 2026, and year ended December 31, 2025.

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

Retained interests

In April 2024, the Company completed a transfer and securitization of a pool of performing, re-performing and non-performing residential mortgage loans. Pursuant to the credit risk retention requirements, mello Credit Strategies LLC, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing this securitization transaction. On the closing date, MCS and its wholly owned subsidiary retained a horizontal residual interest in the MMCA 2024-SD1 securitization comprised of the Class B notes and Trust Certificate. The Company determined that MCS is considered to be the primary beneficiary of the VIE as it retains all the risk and reward from the residual interest, and, therefore, the securitization trust is required to be consolidated. As of June 30, 2026, the remaining principal balance of loans transferred to the securitization trust was $127.1 million of which $7.0 million was 90 days or more past due.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s securitization and SPE VIEs.

	June 30, 2026	December 31, 2025
Assets
Loans held for sale, at fair value	$802,806	$606,215
Loans held for investment, at fair value	106,268	109,821
Restricted cash	12,734	6,652
Servicing rights, at fair value	696,417	661,475
Other assets	93,307	99,376
Total	$1,711,532	$1,483,539

Liabilities
Warehouse and other lines of credit	$800,000	$600,000
Debt obligations, net:
MSR facilities	114,569	93,426
Servicing advance facilities	71,111	77,627
Term Notes	545,444	544,899
Other secured financings	83,938	87,953
Total	$1,615,062	$1,403,905

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	June 30, 2026
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$82,008	$—	$82,008	$1,900,376
Investments in joint ventures	18,177	—	18,177	14,623
Total	$100,185	$—	$100,185

	December 31, 2025
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$85,640	$—	$85,640	$1,959,938
Investments in joint ventures	18,251	—	18,251	14,949
Total	$103,891	$—	$103,891

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, the Company, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of June 30, 2026, the remaining principal balance of loans transferred to these securitization trusts was $1.9 billion of which $3.6 million was 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $2.3 million and $3.5 million for the three and six months ended June 30, 2026, respectively, and $1.7 million and $2.7 million for the three and six months ended June 30, 2025, respectively, and is included in other income in the consolidated statements of operations.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At June 30, 2026, the Company was a party to eleven revolving lines of credit, including two loan funding facilities with GSEs, with lenders providing an aggregate $4.4 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at a derivative of the secured overnight financing rate (“SOFR”), plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of June 30, 2026, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.50% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. The warehouse lines have maturities staggered from September 2026 through February 2027. As of June 30, 2026, there was one securitization facility with an original three year term scheduled to expire in April 2028 and one securitization facility with an original three year term scheduled to expire in April 2029. Warehouse lines and other lines of credit are subject to renewal based on periodic credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of June 30, 2026 and December 31, 2025, the Company had posted a total of $16.2 million and $9.9 million, respectively, of restricted cash as collateral with our warehouse lenders and securitization facilities of which $3.5 million and $3.3 million, respectively, were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of June 30, 2026, the Company was in compliance with all covenants under the warehouse lines.

Securitization Facilities

In April 2025, the Company issued notes and a class of owner trust certificates through an on-balance sheet securitization facility (“2025-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2025-1 Securitization Facility is secured by first-lien, fixed-rate or adjustable-rate, residential mortgage loans originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans. The 2025-1 Securitization Facility issued $300.0 million in notes that bear interest at SOFR, plus a margin. The 2025-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full, or (iii) the date of the occurrence and continuance of an event of default.

In April 2026, in connection with the termination of a securitization facility issued in 2024, the Company issued notes and a class of owner trust certificates through an on-balance sheet securitization facility (“2026-1 Securitization Facility”) backed by a revolving warehouse line of credit. The 2026-1 Securitization Facility is secured by first-lien, fixed-rate or adjustable-rate, residential mortgage loans which are (i) originated in accordance with the criteria of Fannie Mae and Freddie Mac for the purchase of mortgage loans or in accordance with the criteria of Ginnie Mae for the guarantee of securities backed by mortgage loans or (ii) originated as a jumbo mortgage loan in accordance with loanDepot’s underwriting guidelines in effect as of the closing date. The 2026-1 Securitization Facility issued $500.0 million in notes that bear interest at SOFR, plus a margin. The 2026-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial purchase date, (ii) the Company exercising its right to optional prepayment in full, or (iii) the date of the occurrence and continuance of an event of default.

The following table presents information on warehouse and securitization facilities and the outstanding balance as of June 30, 2026 and December 31, 2025:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	June 30, 2026	December 31, 2025
Facility 1(1)	$400,000	$600,000	$1,000,000	9/22/2026	$435,936	$536,653
Facility 2(1)	1,000	299,000	300,000	10/21/2026	168,709	251,540
Facility 3	—	225,000	225,000	2/25/2027	135,235	73,419
Facility 4	—	175,000	175,000	10/27/2026	74,724	162,446
Facility 5(1)(3)	—	200,000	200,000	N/A	—	—
Facility 6	—	300,000	300,000	9/18/2026	220,181	285,854
Facility 7(2)(4)	—	—	—	9/25/2026	—	300,000
Facility 8	250,000	350,000	600,000	11/13/2026	264,413	445,828
Facility 9(1)	—	600,000	600,000	10/29/2026	344,604	546,799
Facility 10(2)	300,000	—	300,000	4/10/2028	300,000	300,000
Facility 11(1)(3)	—	150,000	150,000	N/A	—	—
Facility 12	500,000	—	500,000	4/24/2029	500,000	—
Total	$1,451,000	$2,899,000	$4,350,000		$2,443,802	$2,902,539
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
(4)In April 2026, facility was terminated prior to the expiration date and replaced by Facility 12.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Maximum outstanding balance during the period	$2,987,259	$2,528,173	$3,024,131	$2,528,173
Average balance outstanding during the period	2,395,256	2,270,238	2,378,177	2,056,011
Collateral pledged (loans held for sale)	2,576,607	2,575,382	2,576,607	2,575,382
Weighted average interest rate during the period	5.60%	6.39%	5.62%	6.40%

NOTE 10 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$553,960	$503,556
Securities financing facilities	76,112	79,215
Servicing advance facilities	71,111	77,627
Total secured credit facilities	701,183	660,398
Term Notes	545,444	544,899
Other secured financings	83,938	87,953
Total secured debt obligations, net	1,330,565	1,293,250

Other debt obligations, net:
Senior Notes	799,639	807,053
Total debt obligations, net	$2,130,204	$2,100,303

Certain of the Company’s secured debt obligations require us to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company was in compliance with all such financial covenants as of June 30, 2026.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In August 2017, the Company established the loanDepot GMSR Master Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable funding and/or term notes, each of which are secured by participation certificates representing beneficial interests in the Company’s Ginnie Mae mortgage servicing rights. In January 2024, the Company secured a new facility to re-issue a variable funding note that accrues interest at SOFR plus a margin per annum, providing an aggregate $200.0 million in borrowing capacity as of June 30, 2026 (including variable funding notes secured by servicing advances, see Servicing Advance Facilities below). In January 2025, the maturity date of the variable funding notes was extended to June 2027. As of June 30, 2026, the fair value of the mortgage servicing rights collateralizing the facility was $696.4 million. As of June 30, 2026, the Company had $116.6 million in outstanding variable funding notes and $2.0 million in unamortized deferred financial costs. In May 2025, the loanDepot GMSR Master Trust issued the Series 2025-GT1 term notes in the aggregate principal amount of $200.0 million. The Series 2025-GT1 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in May 2030, or, if extended, to May 2032. The proceeds of Series 2025-GT1 Notes offering were used to prepay in full the 2018 series of term notes which had an outstanding principal balance of $200.0 million as of the date of prepayment. In July 2025, the loanDepot GMSR Master Trust issued the Series 2025-GT2 term notes in the aggregate principal amount of $150.0 million. The Series 2025-GT2 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in July 2030.

In January 2025, the Company entered into a credit facility agreement to provide for $400.0 million in borrowing capacity to replace a previous credit facility that was originally entered into in December 2021. This facility is secured by Freddie Mac mortgage servicing rights with a fair value of $396.7 million as of June 30, 2026. This facility bears interest at SOFR, plus a margin per annum and matures in January 2027. At June 30, 2026, there was $322.3 million outstanding on this facility and $0.5 million in unamortized deferred financing costs.

In May 2025, the Company amended its facility that was secured by Fannie Mae mortgage servicing rights to appoint a new administrative agent and to assign to the administrative agent 100% of the commitment under its credit agreement originally dated December 15, 2023, as amended restated and supplemented from time to time. This revolving line of credit provided for up to $300.0 million in borrowing capacity until it was terminated in November 2025. In November 2025, the Company and the loanDepot FAMSR Master Trust entered into a new facility to finance its Fannie Mae mortgage servicing rights through the issuance of term notes and variable funding notes, each of which are secured by a participation certificate representing beneficial interests in the Company’s Fannie Mae mortgage servicing rights. In November 2025, the loanDepot FAMSR Master issued up to $300.0 million of variable funding notes, the Series 2025-VF1 Notes. The Series 2025-VF1 Notes bear interest at SOFR, plus a margin per annum and matured at the end of May 2026. In December 2025, the loanDepot FAMSR Master Trust issued a series of term notes, the Series 2025-FT1 Notes, in the aggregate principal amount of $200.0 million. Upon issuance of the Series 2025-FT1 Notes, the maximum principal balance of the Series 2025-VF1 Notes was reduced to $125.0 million. In June 2026, the agreement was renewed and amended to increase capacity to $150.0 million and extend the maturity to June 2027. The Series 2025-FT1 Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in December 2030. As of June 30, 2026 this facility was secured by Fannie Mae mortgage servicing rights with a fair value of $396.9 million. At June 30, 2026, there was $118.8 million outstanding on this facility and $1.1 million in unamortized deferred financing costs.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to its securitizations. The securities financing facilities have an advance rate between 50% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of June 30, 2026, the trading securities had a fair value of $82.0 million on the consolidated balance sheets and there were $76.1 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR plus a margin per annum. In September 2024, the 2020-VF1 Notes were extended to mature in September 2026 (unless earlier redeemed in accordance with their terms). At June 30, 2026, there was $24.4 million in 2020-VF1 Notes outstanding, secured by servicing advances of $28.5 million.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum. As disclosed in MSR Facilities above, the Company secured a new facility in January 2024 to issue variable funding notes and to extend their maturity to June 2027. As of June 30, 2026, there was $46.7 million outstanding on the variable funding notes, secured by servicing advances of $64.8 million.

Term Notes

In May 2025, the Company, through the GMSR Trust issued the Series 2025-GT1 Term Notes (“GT1 Term Notes”). The GT1 Term Notes mature in May 2030 or if extended pursuant to the terms of the Series 2025-GT1 Indenture Supplement, May 2032 and accrue interest at SOFR plus a margin per annum. At June 30, 2026, there were $200.0 million in GT1 Term Notes outstanding and $1.6 million of unamortized deferred financing costs. In July 2025, the Company, through the GMSR Trust issued the Series 2025-GT2 Term Notes (“GT2 Term Notes”). The GT2 Term Notes mature in July 2030 and accrue interest at SOFR plus a margin per annum. At June 30, 2026, there were $150.0 million in GT2 Term Notes outstanding and $1.1 million of unamortized deferred financing costs.

In December 2025, the Company, through the FAMSR Trust issued the Series 2025-FT1 Term Notes (“FT1 Term Notes”). The FT1 Term Notes mature in December 2030 and accrue interest at SOFR plus a margin per annum. At June 30, 2026, there were $200.0 million in FT1 Term Notes outstanding and $1.8 million of unamortized deferred financing costs.

Other Secured Financings

In April 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans, whereby the loans were transferred to statutory trust MMCA 2024-SD1. The Company evaluated the sale of loans according to ASC 860 - Transfers and Servicing and determined that the transaction does not qualify for sale treatment. As a result, the securitization was recorded as a secured borrowing in which the loans remain on the consolidated balance sheet as loans held for investment, at fair value and the securitization debt is also recognized on the consolidated balance sheet in debt obligations, net. The secured financing is collateralized by and indexed to the pool of residential mortgage loans held by a VIE. As of June 30, 2026, there was $83.9 million outstanding in other secured financings, net of $3.9 million in debt discount and $0.6 million in unamortized deferred financing costs.

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

The Company evaluated the debt exchange under the guidance in ASC 470-50 Debt - Modifications and Extinguishments. As the present value of the cash flows under the 2027 Senior Notes differed by more than 10% from the present value of the remaining cash flows under the terms of the 2025 Senior Notes, it was determined that the debt was substantially different, and therefore, the transaction was accounted for as a debt extinguishment. In November 2025, the 2025 Senior Notes matured and the remaining principal balance of $19.8 million was redeemed. In June 2026, the Company repurchased $6.2 million of the 2027 Senior Notes at an average purchase price of 94.7% of par, which resulted in a $112 thousand loss on extinguishment of debt, net of debt discount and deferred financing fees. As of June 30, 2026, there were $334.5 million in 2027 Senior Notes outstanding, $19.8 million of unamortized debt discount and $2.8 million in unamortized deferred financing costs. In July 2026, the Company repurchased $5.2 million of the 2027 Senior Notes at an average purchase price of 93.1% of par.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due April 2028 (the “2028 Senior Notes” and together with the 2027 Senior Notes, the "Senior Notes"). Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the 2028 Senior Notes at various redemption prices. In June 2026, the Company repurchased $9.9 million of the 2028 Senior Notes at an average purchase price of 86.6% of par, which resulted in a $1.3 million gain on extinguishment of debt, net of deferred financing fees. As of June 30, 2026, there were $489.5 million in 2028 Senior Notes outstanding and $1.8 million in unamortized deferred financing costs. In July 2026, the Company repurchased $21.4 million of the 2028 Senior Notes at an average purchase price of 84.1% of par.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.75% - 4.25%.

NOTE 11 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $132.0 million and $151.5 million as of June 30, 2026 and December 31, 2025, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of June 30, 2026 and December 31, 2025.

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

	June 30, 2026		December 31, 2025
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	232,059,319	68.63%	226,624,444	67.82%
Continuing LLC Members	106,095,949	31.37%	107,515,082	32.18%
Total	338,155,268	100.00%	334,139,526	100.00%

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

The following tables set forth the calculation of basic and diluted loss per share for Class A common stock and Class D common stock:

	Three Months Ended			Six Months Ended
	June 30, 2026			June 30, 2026
	Class A	Class D	Total	Class A	Class D	Class A
Net loss allocated to common stockholders	$(4,533)	$—	$(4,533)	$(37,934)	$(4,086)	$(42,020)
Weighted average shares - basic	231,643,671	—	231,643,671	207,899,384	22,390,770	230,290,154
Loss per share - basic	$(0.02)	$—	$(0.02)	$(0.18)	$(0.18)	$(0.18)

Weighted average shares - diluted	231,643,671	—	231,643,671	207,899,384	22,390,770	230,290,154
Loss per share - diluted	$(0.02)	$—	$(0.02)	$(0.18)	$(0.18)	$(0.18)

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	Class A	Class D	Total	Class A	Class D	Total
Net loss allocated to common stockholders	$(7,141)	$(6,247)	$(13,388)	$(18,532)	$(16,751)	$(35,283)
Weighted average shares - basic	110,921,524	97,026,671	207,948,195	107,343,711	97,026,671	204,370,382
Loss per share - basic	$(0.06)	$(0.06)	$(0.06)	$(0.17)	$(0.17)	$(0.17)

Weighted average shares - diluted	110,921,524	97,026,671	207,948,195	107,343,711	97,026,671	204,370,382
Loss per share - diluted	$(0.06)	$(0.06)	$(0.06)	$(0.17)	$(0.17)	$(0.17)

The potential dilutive effect of the exchange of Class B common stock or Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of 0.2% and 24.7% for the three months ended June 30, 2026 and 2025, respectively, and 0.3% and 25.4%, for the six months ended June 30, 2026 and 2025, respectively. The potential dilutive effect of stock options and restricted stock units is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive and excluded from the computation of diluted earnings (loss) per share for the presented periods.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Class B and Class C common stock	106,139,515	121,881,530	106,173,474	124,561,094
Stock options and restricted stock units(1)	15,512,173	22,164,715	13,370,531	15,741,631
Total	121,651,688	144,046,245	119,544,005	140,302,725
(1)Stock options and restricted stock units are weighted for the portion of the period for which they were outstanding.

NOTE 13 – INCOME TAXES

The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure and changes in valuation allowance. The Company recorded an income tax benefit of $166 thousand and $12.5 million for the six months ended June 30, 2026 and 2025, respectively. The change in income tax benefit was primarily attributable to changes in the valuation allowance included in the estimated annual effective tax rate related to losses generating net operating loss carryforwards.

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

The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized based on management’s assessment of positive and negative evidence. As of June 30, 2026, the Company had a valuation allowance on the deferred tax assets mainly related to net operating losses and tax credit carryforwards that have limited carryforward periods and may expire prior to the Company being able to utilize them.

The Company recognized a TRA liability of $111.5 million and $109.1 million as of June 30, 2026 and December 31, 2025, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. Refer to Note 15 - Commitments and Contingencies, for further information on the TRA liability.

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

Fees earned and costs incurred from joint ventures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loan processing and administrative services fee income	$4,853	$4,598	$8,526	$8,167
Loan origination broker fees expense	22,068	21,436	38,562	38,757

Net amounts payable to or receivable from joint ventures were as follows:

	June 30, 2026	December 31, 2025
Amounts payable to joint ventures	$4,898	$4,926

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the six months ended June 30, 2026 or June 30, 2025.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $14.2 million and $78.2 million at June 30, 2026 and December 31, 2025, respectively.

Legal Proceedings

The Company operates in a highly regulated industry and is subject to various legal proceedings, examinations, investigations, and regulatory inquiries, including those identified below. The Company records liabilities for loss contingencies when losses are probable and reasonably estimable. The Company reviews these accruals at least quarterly and adjusts its accruals as necessary based on the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

Management does not believe that losses in excess of amounts accrued from pending or threatened legal and regulatory matters, individually or in the aggregate, will materially affect the Company's financial position, results of operations, or cash flows, other than the matters described below. The outcomes of legal and regulatory matters are inherently uncertain, and unfavorable resolutions could differ materially from current estimates and result in damages, fines, penalties, or injunctive relief or other costs that materially affect the Company's business, financial condition, results of operations, or cash flows.

Cybersecurity Incident

The Company is cooperating with state regulators and attorneys general regarding ongoing investigations into the cybersecurity incident that occurred in January 2024 resulting from unauthorized access to our systems (“Cybersecurity Incident”). The Company believes that a loss is probable, but it cannot reasonably estimate a loss or range of loss beyond amounts accrued that might result from adverse judgments, settlements, penalties or other resolution of these investigations due to the preliminary stage of discussions and unresolved factual and legal matters.

Employment Litigation

On September 21, 2021, a former senior operations officer filed a complaint, as subsequently amended, with the Superior Court of the State of California, County of Orange. The complaint originally named the Company, an executive officer, and a former executive officer as defendants, and alleged loan origination noncompliance and various employment-related claims, including hostile work environment and gender discrimination. The claims against the two executive officers were dismissed by the court in 2022. Plaintiff's claims regarding improper origination of loan documents, gender discrimination and several other ancillary employment claims were dismissed as a result of several pre-trial motions filed on behalf of the Company. On February 7, 2025, a unanimous jury returned a verdict in favor of the Company regarding the remaining claims in the litigation. Plaintiff filed a notice of appeal of the jury verdict on April 15, 2025. To date, including $571,000 on February 2, 2026, the court has awarded loanDepot approximately $750,000 for attorneys’ fees and other costs as sanctions against the plaintiff and her counsel for bringing frivolous claims and engaging in other inappropriate conduct. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time, given the favorable judgment and the pending appeal.

Telephone Consumer Protection Act Class Actions

loanDepot.com, LLC is a defendant in multiple putative class action lawsuits alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”), related to marketing and customer communications. Of these actions, Jeffrey Kearns v. loanDepot.com, LLC (“Kearns”), filed in June 2022 has been certified as a class action and is pending in the in the United States District Court for the Central District of California. Kearns seeks actual and statutory damages under the TCPA, injunctive relief, and attorneys’ fees and costs. The Company believes it has substantial defenses to the claims asserted in the Kearns lawsuit and intends to contest the claims vigorously, but the Company believes a loss is reasonably possible. However, the Company is unable to reasonably estimate the amount or range of possible loss that may result from the Kearns matter at this time due primarily to unresolved issues relating calculation methodologies that may be applied. The remaining actions are in various stages of litigation and have not been certified as classes. Absent class certification, the Company believes these other actions are ordinary routine litigation matters incidental to our business.

Truth in Lending Act Class Action

In July 2025, five borrowers filed a putative class action lawsuit against loanDepot.com, LLC in the United States District Court for the District of Maryland. The lawsuit alleges that loanDepot violated the Truth in Lending Act (“TILA”) by requiring loan officers to transfer retail borrowers’ loans to Internal Loan Consultants in certain circumstances and reducing the compensation those loan officers received on those loans. The Company believes it has substantial defenses to this lawsuit, and it continues to vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time, due to the early stage of the proceedings, the significant factual and legal uncertainties involved, and the inability to determine the scope of any potential class.

Privacy Class Action

In December 2025, a putative class action lawsuit was filed in the Superior Court of California, County of Alameda, against loanDepot.com, LLC, alleging that certain cookies and other “tracking technologies” collected website activity data even if visitors declined consent using the “Cookie Preferences” tool. The lawsuit alleges violations of the California Invasion of Privacy Act (“CIPA”), breach of contract, and violation of the California Unfair Competition Law. The complaint seeks actual and statutory damages under the CIPA, equitable relief, credit monitoring for the class, and attorneys’ fees and costs. The Company believes it has substantial defenses to this lawsuit and will vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time, due to the early stage of the proceedings, the significant factual and legal uncertainties involved, and the inability to determine the scope of any potential class.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of June 30, 2026 and December 31, 2025 approximated $2.5 billion and $2.5 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6 - Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$16,833	$16,743	$16,116	$18,417
Provision for loan loss obligations	3,719	3,629	7,384	3,876
Charge-offs	(3,450)	(2,986)	(6,398)	(4,907)
Balance at end of period	$17,102	$17,386	$17,102	$17,386

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $0.3 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively.

TRA Liability

The Company recognized a TRA liability of $111.5 million and $109.1 million as of June 30, 2026 and December 31, 2025, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc. Refer to Note 14 - Related Party Transactions for further detail on the payments.

NOTE 16 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $356.1 million as of June 30, 2026. As of June 30, 2026, the Company was in compliance with its regulatory capital and liquidity requirements.

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

As the Company operates as one operating segment, financial data provided in the consolidated financial statements, including total net revenues of $337.3 million, consolidated net loss of $6.6 million, and total assets of $6.7 billion, represent the performance of our single reportable segment. The consolidated statements of operations reflect the same level of significant expense categories regularly provided to the CODM for decision-making purposes. General and administrative expense reported in the consolidated statements of operations includes office and equipment expense, professional fees such as legal, compliance, consulting, and expenses for audit and tax services, data processing, telecommunications, travel and entertainment and other general expenses.

For the three and six months ended June 30, 2026, there was no change in segmentation or measurement methods for segment reporting.

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
During the first half of 2026, mortgage rates remained elevated and, according to FHLMC Primary Mortgage Market Survey, reached a one-year high of 6.66% at the end of July 2026, partly due to geopolitical tensions stemming from the conflict in Iran and higher energy prices driving inflation concerns. The rate environment continued to negatively affect housing affordability and loan qualification of homebuyers, contributed to the “lock-in” effect of borrowers that secured lower long-

term interest rates during 2020 and 2021 giving rise to a lack of supply of homes available for sale, and decreased demand for refinancing, taken together resulting in lower demand for mortgage loans.
In April 2026 we announced our partnership with Figure Technology Solutions (“Figure”) as part of our strategy to meaningfully accelerate our digital transformation and as a component of our planned return to a market leading position. As part of the partnership, we integrated Figure’s proprietary credit and loan underwriting engine into our own proprietary mello® technology platform and point of sale system, enabling us to seamlessly offer a variety of innovative express path home loan products to our customers. Our 5x5 HomeLoan powered by Figure, which delivers approval in as little as five minutes and funding in as few as five days, brings real value to those seeking smart, seamless, and convenient solutions to their financing needs. Integrating this platform across our channels, helped to lower our cost of production, improve the customer experience, close more loans more quickly and contributed to a 26% increase in total unit volume compared to the second quarter of 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
IRLCs	$8,994,216	$8,560,699	$20,439,710	$16,198,686
IRLCs (units)	31,630	31,724	70,075	60,508
Pull-through weighted lock volume	$6,632,371	$6,348,060	$14,906,562	$11,766,745
Pull-through weighted gain on sale margin	3.45%	3.30%	3.04%	3.42%
Loan originations by purpose:
Purchase	$4,560,891	$4,263,771	$7,720,142	$7,327,685
Refinance	3,432,821	2,470,758	7,932,189	4,580,772
Total loan originations	$7,993,712	$6,734,529	$15,652,331	$11,908,457
Loan originations (units)	30,702	24,307	55,251	44,243
Gain on sale margin	2.86%	3.11%	2.90%	3.38%
Licensed loan officers	1,821	1,546	1,821	1,546
Headcount	4,626	4,509	4,626	4,509
Loans sold:
Servicing retained	$6,713,623	$4,296,646	$12,462,639	$7,750,356
Servicing released	2,001,477	2,645,958	3,926,115	4,359,921
Total loans sold(1)	$8,715,100	$6,942,604	$16,388,754	$12,110,277
Loans sold (units)	31,840	25,156	56,939	45,060
Servicing metrics
Total servicing portfolio (unpaid principal balance)	$123,387,503	$117,539,884	$123,387,503	$117,539,884
Total servicing portfolio (units)	465,089	432,764	465,089	432,764
60+ days delinquent ($)(2)	$2,142,638	$1,641,165	$2,142,638	$1,641,165
60+ days delinquent (%)	1.74%	1.40%	1.74%	1.40%
Servicing rights at fair value, net(3)	$1,751,543	$1,616,854	$1,751,543	$1,616,854
Weighted average servicing fee (4)	0.30%	0.30%	0.30%	0.30%
Multiple(4) (5)	5.1	4.9	5.1	4.9
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

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth our consolidated financial statement data for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2026	2025
	(Unaudited)
REVENUES:
Net interest income	$2,259	$1,649	$610	37.0%
Gain on origination and sale of loans, net	176,740	174,810	1,930	1.1
Origination income, net	52,224	34,931	17,293	49.5
Servicing fee income	111,964	108,209	3,755	3.5
Change in fair value of servicing rights, net	(19,558)	(52,376)	32,818	62.7
Other income	13,692	15,314	(1,622)	(10.6)
Total net revenues	337,321	282,537	54,784	19.4
EXPENSES:
Personnel expense	180,729	154,116	26,613	17.3
Marketing and advertising expense	26,694	37,878	(11,184)	(29.5)
Direct origination expense	27,840	20,456	7,384	36.1
General and administrative expense	47,528	39,727	7,801	19.6
Occupancy expense	4,595	4,133	462	11.2
Depreciation and amortization	5,869	6,379	(510)	(8.0)
Servicing expense	8,820	8,184	636	7.8
Other interest expense	41,863	43,998	(2,135)	(4.9)
Total expenses	343,938	314,871	29,067	9.2

Loss before income taxes	(6,617)	(32,334)	25,717	79.5
Income tax expense (benefit)	5	(7,061)	7,066	100.1
Net loss	(6,622)	(25,273)	18,651	73.8
Net loss attributable to noncontrolling interests	(2,089)	(11,885)	9,796	82.4
Net loss attributable to loanDepot, Inc.	$(4,533)	$(13,388)	$8,855	66.1%
The decrease in net loss of $18.7 million was primarily due to a $54.8 million increase in total net revenues, partially offset by a $29.1 million increase in total expenses. The increase in total revenues was primarily due to a decrease in loss from change in fair value of servicing rights, net, an increase in origination income, net, and an increase in servicing fee income. The increase in total expenses was primarily due an increase in personnel expense driven by an increase in headcount and an increase in commission expense in line with the increase in funded volume.
Revenues
Net Interest Income. Net interest income includes interest income earned on LHFS offset by interest expense incurred on amounts borrowed under warehouse lines for loan financing as well as warehouse line commitment fees. These commitment fees are amortized on a straight-line basis over the duration of the warehouse line agreement. The increase in net interest income reflects increased HELOC volumes at higher yields and a reduction in warehouse cost of funds driving improved net interest margins.

Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2026	2025
(Discount) premium from loan sales	$(27,437)	$9,991	$(37,428)	(374.6)%
Fair value of servicing rights additions	98,335	66,940	31,395	46.9
Fair value gains on IRLC and LHFS	23,539	3,484	20,055	575.6
Fair value losses from Hedging Instruments	(4,229)	(1,093)	(3,136)	(286.9)
Discount points, rebates and lender paid costs	90,251	99,118	(8,867)	(8.9)
Provision loan loss obligation for loans sold	(3,719)	(3,630)	(89)	(2.5)
Total gain on origination and sale of loans, net	$176,740	$174,810	$1,930	1.1%

The $1.9 million or 1.1% increase in gain on origination and sale of loans, net was primarily driven by a 4.5% increase in pull-through weighted interest rate lock volumes and an increase in pull-through weighted gain on sale margin of 15 basis points.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $17.3 million or 49.5% increase in origination income, net, was the result of HELOC volumes increasing 237% from the launch of our 5x5 HomeLoan product during the three months ended June 30, 2026.
Servicing Fee Income. Servicing fee income reflects contractual servicing fees and ancillary and other fees (including late charges) related to the servicing of mortgage loans. The increase of $3.8 million or 3.5% reflects an increase in servicing fee collections due to a 4.3% increase in our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The increase of $32.8 million or 62.7% reflects a $39.1 million increase in fair value, net of hedge related to improved market pricing from higher mortgage interest rates, decreased investor yield requirements and strong investor demand for lower coupon servicing, offset by a $6.7 million increase in fallout.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The increase of $26.6 million or 17.3% is primarily due to a $12.8 million volume-related increase in commissions, a $7.8 million increase in salaries and benefits due to an increase in headcount and a $7.5 million increase in stock-based compensation related to forfeitures in the prior year. As of June 30, 2026, we had 4,626 employees compared to 4,509 employees as of June 30, 2025.
Marketing and Advertising Expense. The decrease of $11.2 million or 29.5% primarily reflects a $5.9 million decrease in lead generation, a $4.1 million decrease related to brand marketing expense and a $1.7 million decrease in direct mail spend.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $7.4 million or 36.1% increase in direct origination expense was the result of an increase in loan origination cost related to the volume of our 5x5 HomeLoan product.
General and Administrative Expense. General and administrative expense includes professional fees, data processing expense, communications expense, and other operating expenses. The $7.8 million or 19.6% increase in general and administrative expense included a $4.4 million increase in legal expense due to an insurance recovery in the second quarter of the prior year, a $2.2 million increase in office and equipment expenses primarily related to software subscriptions, a $1.6 million loss on disposal of fixed assets, and a $1.3 million increase related to other general expenses, offset by a $2.5 million decrease in consulting services.
Other Interest Expense. The $2.1 million or 4.9% decrease in other interest expense was the result of the $1.2 million gain on debt extinguishment related to the repurchase of senior notes and a $1.0 million decrease in MSR interest expense.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth our consolidated financial statement data for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2026	2025
	(Unaudited)
REVENUES:
Net interest income	$4,963	$4,958	$5	0.1%
Gain on origination and sale of loans, net	368,746	341,186	27,560	8.1
Origination income, net	84,846	60,789	24,057	39.6
Servicing fee income	220,713	212,487	8,226	3.9
Change in fair value of servicing rights, net	(83,917)	(93,479)	9,562	10.2
Other income	28,357	30,217	(1,860)	(6.2)
Total net revenues	623,708	556,158	67,550	12.1
EXPENSES:
Personnel expense	356,096	304,277	51,819	17.0
Marketing and advertising expense	55,700	76,128	(20,428)	(26.8)
Direct origination expense	52,928	42,411	10,517	24.8
General and administrative expense	94,409	83,860	10,549	12.6
Occupancy expense	8,870	8,429	441	5.2
Depreciation and amortization	12,204	14,045	(1,841)	(13.1)
Servicing expense	20,298	18,183	2,115	11.6
Other interest expense	84,933	87,263	(2,330)	(2.7)
Total expenses	685,438	634,596	50,842	8.0
Loss before income taxes	(61,730)	(78,438)	16,708	21.3
Income tax benefit	(166)	(12,469)	12,303	98.7
Net loss	(61,564)	(65,969)	4,405	6.7
Net loss attributable to noncontrolling interests	(19,544)	(30,686)	11,142	36.3
Net loss attributable to loanDepot, Inc.	$(42,020)	$(35,283)	$(6,737)	(19.1)%
The decrease in net loss of $4.4 million was due to a $67.6 million increase in total net revenues, partially offset by a $50.8 million increase in total expenses and a $12.3 million decrease in income tax benefit primarily attributable to changes in the valuation allowance related to losses generating net operating loss carryforwards. The increase in total revenues was primarily due to an increase in gain on origination and sale of loans, net and origination fee income from higher loan origination volume, an increase in servicing fee income due to an increase in average servicing portfolio balance and a decrease in loss from the change in fair value of servicing rights, net, offset by lower gain on sale margins. The increase in total expenses was driven by an increase in personnel expense driven by an increase in headcount and an increase in commission expense in line with the increase in funded volume, direct origination expense, and general and administrative expense, partially offset by a decrease in marketing and advertising and other interest expense.
Revenues
Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Six Months Ended June 30,		Change $	Change %
(Dollars in thousands)	2026	2025
Premium from loan sales	$12,291	$18,198	$(5,907)	(32.5)%
Fair value of servicing rights additions	185,485	119,626	65,859	55.1
Fair value (losses) gains on IRLC and LHFS	(8,496)	58,250	(66,746)	(114.6)
Fair value gains (losses) from Hedging Instruments	27,317	(30,812)	58,129	188.7
Discount points, rebates and lender paid costs	159,533	179,799	(20,266)	(11.3)
Provision loan loss obligation for loans sold	(7,384)	(3,875)	(3,509)	(90.6)
Total gain on origination and sale of loans, net	$368,746	$341,186	$27,560	8.1%

The $27.6 million or 8.1% increase in gain on origination and sale of loans, net was primarily driven by a 26.7% increase in pull-through weighted interest rate lock volumes, partially offset by a decrease in pull-through weighted gain on sale margin of 38 basis points.
Origination Income, Net. The $24.1 million or 39.6% increase in origination income, net, was the result of origination fees from a 31.4% increase in loan originations and contributions from increased HELOC volumes associated with the launch of our 5x5 HomeLoan product during the three months ended June 30, 2026.
Servicing Fee Income. The increase of $8.2 million or 3.9% reflects an increase in servicing fee collections due to a 3.7% increase in our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. The increase of $9.6 million or 10.2% reflects an increased gain of $31.1 million in fair value, net of hedge related to improved market pricing from higher mortgage interest rates, decreased investor yield requirements and strong investor demand for lower coupon servicing, partially offset by a $22.0 million increase in fallout.
Expenses
Personnel Expense. The increase of $51.8 million or 17.0% is primarily due to a $31.5 million volume-related increase in commissions, a $14.2 million increase in salaries and benefits due to an increase in headcount, and an $8.2 million increase in stock-based compensation related to forfeitures in the prior year. As of June 30, 2026, we had 4,626 employees compared to 4,509 employees as of June 30, 2025.
Marketing and Advertising Expense. The decrease of $20.4 million or 26.8% primarily reflects a $9.3 million decrease in lead generation, an $8.4 million decrease related to brand marketing expense and a $2.8 million decrease in direct mail spend.
Direct Origination Expense. The $10.5 million or 24.8% increase in direct origination expense was the result of an increase in loan originations including costs associated with the volume of our 5x5 HomeLoan product.
General and Administrative Expense. The $10.5 million or 12.6% increase in general and administrative expense included a $3.6 million increase in office and equipment expenses primarily related to software subscriptions, a $1.5 million loss on disposal of fixed assets, a $1.2 million increase in legal expense due to an insurance recovery in the prior year, a $1.2 million increase in loss contingency, and a $1.0 million increase in compliance fees.
Other Interest Expense. The $2.3 million or 2.7% decrease in other interest expense was primarily the result of a $1.2 million gain on debt extinguishment related to the repurchase of senior notes and a $1.2 million decrease in MSR and securities financing interest expense.

Balance Sheet Highlights
June 30, 2026 Compared to December 31, 2025
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$229,128	$337,232	$(108,104)	(32.1)%
Restricted cash	70,717	63,790	6,927	10.9
Loans held for sale, at fair value	2,643,032	3,165,542	(522,510)	(16.5)
Loans held for investment, at fair value	106,268	109,821	(3,553)	(3.2)
Derivative assets, at fair value	59,225	42,365	16,860	39.8
Servicing rights, at fair value	1,779,817	1,658,223	121,594	7.3
Trading securities, at fair value	82,008	85,640	(3,632)	(4.2)
Property and equipment, net	65,485	61,929	3,556	5.7
Operating lease right-of-use assets	25,951	23,877	2,074	8.7
Loans eligible for repurchase	1,401,739	1,074,386	327,353	30.5
Investments in joint ventures	18,177	18,251	(74)	(0.4)
Other assets	215,013	216,880	(1,867)	(0.9)
Total assets	$6,696,560	$6,857,936	$(161,376)	(2.4)%

LIABILITIES & EQUITY
Warehouse and other lines of credit	$2,443,802	$2,902,539	$(458,737)	(15.8)%
Accounts payable, accrued expenses and other liabilities	346,638	349,350	(2,712)	(0.8)
Derivative liabilities, at fair value	6,341	10,718	(4,377)	(40.8)
Liability for loans eligible for repurchase	1,401,739	1,074,386	327,353	30.5
Operating lease liability	34,790	34,630	160	0.5
Debt obligations, net	2,130,204	2,100,303	29,901	1.4
Total liabilities	6,363,514	6,471,926	(108,412)	(1.7)
Total equity	333,046	386,010	(52,964)	(13.7)
Total liabilities and equity	$6,696,560	$6,857,936	$(161,376)	(2.4)%

Cash and Cash Equivalents. The $108.1 million or 32.1% decrease in cash and cash equivalents relates to repurchases of Senior Notes, increases in cash collateral requirements associated with the Company's warehouse lending facilities which resulted in a corresponding increase in restricted cash, increases in retained servicing rights, and additional net losses, partially offset by an increase in debt obligations.

Restricted Cash. Restricted cash was $70.7 million as of June 30, 2026 compared to $63.8 million as of December 31, 2025 representing an increase of $6.9 million or 10.9%. The increase was primarily the result of increases in prepaid lending commitments and increases in cash collateral associated with warehouse lines and debt obligations, offset by decreases in cash collateral for hedge positions.
Loans Held for Sale, at Fair Value. The $522.5 million or 16.5% decrease reflects $16.4 billion in loan sales, $42.4 million in principal payments, and $13.4 million in fair value, partially offset by $15.4 billion in loan originations and $458.8 million in repurchases.

Derivative Assets, at Fair Value. The $16.9 million or 39.8% increase reflects a $12.7 million increase in Hedging Instruments and a $4.2 million increase in IRLCs from higher notional balances.
Loans Eligible for Repurchase. Loans eligible for repurchase were $1.4 billion as of June 30, 2026, as compared to $1.1 billion as of December 31, 2025, representing an increase of $327.4 million or 30.5%. The increase between periods was driven by an increase in loans that were 90 days or more delinquent at June 30, 2026.
Servicing Rights, at Fair Value. The $121.6 million or 7.3% increase was comprised of $185.5 million of capitalized servicing rights from servicing-retained loan sales and a $44.9 million increase in fair value related to improved market pricing from higher mortgage interest rates, decreased investor yield requirements and strong investor demand for lower coupon servicing, partially offset by $101.0 million from principal amortization and prepayments, and a $6.3 million reduction from sales of servicing rights associated with $202.1 million in UPB.
Warehouse and Other Lines of Credit. The decrease of $458.7 million or 15.8% is consistent with the decrease in loans held for sale during the six months ended June 30, 2026.
Derivative Liabilities, at Fair Value. The decrease of $4.4 million or 40.8% reflects a $3.6 million decrease in Hedging Instrument liabilities from higher interest rates and a $0.8 million decrease in IRLCs.
Debt Obligations, net. The increase of $29.9 million or 1.4% primarily relates to a $40.8 million increase in secured credit facilities, offset by a $16.0 million repurchase of senior notes.
Equity. Total equity was $333.0 million and $386.0 million as of June 30, 2026 and December 31, 2025, respectively. The decrease was primarily attributed to a net loss of $61.6 million, $2.4 million in repurchases of treasury shares, and a $2.0 million decrease due to conversion-related adjustments to the TRA liability, partially offset by stock-based compensation of $11.7 million and an increase of $1.0 million related to the issuance of common stock through the exercise of stock options.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current and potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of June 30, 2026, unrestricted cash and cash equivalents were $229.1 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $1.9 billion.
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

In July 2026, we took advantage of market conditions and entered into an agreement to sell $9.7 billion of our servicing portfolio, which is expected to settle in the third quarter 2026.
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
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of June 30, 2026, we were in full compliance with all financial covenants. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
Seller/Servicer Financial Requirements
As a seller and servicer, we are subject to minimum net worth, liquidity, and other financial requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. Effective from December 31, 2023, revised FHFA and Ginnie Mae seller-servicer minimum financial eligibility requirements include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024 and Ginnie Mae has implemented a risk-based capital requirement effective December 31, 2024. As of June 30, 2026, we were in compliance with these financial requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the three months ended June 30, 2026, our loans remained on warehouse lines for an average of 15 days. Our warehouse facilities are generally short-term borrowings with maturities of one year and our securitization facilities have three year terms. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 69% of the mortgage loans that we originated during the six months ended June 30, 2026 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to other non-Agency investors.
As of June 30, 2026, we maintained revolving lines of credit with eleven counterparties, including two loan funding facilities with GSEs, providing warehouse and securitization facilities with borrowing capacity totaling $4.4 billion of which $1.5 billion was committed. Our $4.4 billion of capacity as of June 30, 2026 was comprised of $3.6 billion with staggered maturities within one year, a $300.0 million securitization facility that matures in April 2028, and a $500.0 million securitization facility that matures in April 2029. As of June 30, 2026, we had $2.4 billion of borrowings outstanding and $1.9 billion of additional availability under our facilities. Warehouse and other lines of credit are further discussed in Note 9- Warehouse and Other Lines of Credit of the Notes to Consolidated Financial Statements contained in Item 1.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of June 30, 2026, we had a total of $16.2 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $3.5 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of June 30, 2026, our MSR facility secured by Fannie Mae had an outstanding balance of $117.6 million in MSR facilities and $198.2 million in Term Notes, secured by Fannie Mae MSRs totaling $396.9 million. As of June 30, 2026, our MSR facility secured by Freddie Mac had an outstanding balance of $321.8 million, secured by Freddie Mac MSRs totaling $396.7 million. As of June 30, 2026, our MSR facility secured by Ginnie Mae had an outstanding balance of $114.6 million in variable funding notes and $347.2 million in Term Notes, secured by Ginnie Mae MSRs totaling $696.4 million.
Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of June 30, 2026 there were outstanding securities financing facilities of $76.1 million, secured by trading securities with a fair value of $82.0 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investor as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of June 30, 2026 the outstanding balance on our servicing advance facilities was $71.1 million secured by servicing advance receivables totaling $93.3 million.
Other secured financings as of June 30, 2026 consisted of securitization debt of $83.9 million, net of $3.9 million in discount and $0.6 million in deferred financing costs and related to the securitization of a pool of residential mortgage loans held by a VIE. Consolidated VIEs are further discussed in Note 8 - Variable Interest Entities of the Notes to Consolidated Financial Statements contained in Item 1.
Senior Notes as of June 30, 2026 consisted of secured Senior Notes totaling $311.9 million, net of $2.8 million of deferred financing costs and a discount of $19.8 million, and unsecured Senior Notes totaling $487.7 million, net of $1.8 million of deferred financing costs. Periodically, and in accordance with applicable laws and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. During the year ended December 31, 2024, we repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. In November 2025, the remaining principal balance of $19.8 million on the 2025 Senior Notes was redeemed. In June 2026, the Company repurchased $6.2 million of 2027 Senior Notes and $9.9 million of 2028 Senior Notes that resulted in a $1.2 million gain on extinguishment of debt, net of discount and deferred financing fees. In July 2026, the Company repurchased $5.2 million of 2027 Senior Notes at an average purchase price of 93.1% of par and $21.4 million of 2028 Senior Notes at an average purchase price of 84.1% of par. Debt obligations are further discussed in Note 10- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
We continue to evaluate opportunities to optimize our capital structure. As of July 30, 2026, $329.3 million of the 2027 Senior Notes, which mature in November 2027, and $468.1 million of the 2028 Senior Notes, which mature in April 2028, were outstanding. Addressing our Senior Notes maturities remains a high priority for management, and we are evaluating a range of options with the help of retained advisors. Any refinancing, even if available on then-prevailing market terms, may require higher interest rates, more restrictive covenants, additional collateral, reduced principal amounts, debt repurchases, asset sales, equity issuances or other transactions or terms that could increase our debt service obligations, reduce our liquidity, dilute existing stockholders or further restrict our operational and financial flexibility. If we are unable to refinance the Senior Notes on commercially reasonable terms or at all, we may be required to use available cash, including cash needed for operations and other obligations, to repay the Senior Notes at maturity, which would reduce our liquidity and could require us to sell assets, including mortgage servicing rights, possibly at valuations or on terms that are less favorable than we could obtain under more favorable conditions.

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
Contractual Obligations and Commitments
Our estimated contractual obligations as of June 30, 2026 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$2,443,802	$1,643,802	$800,000	$—	$—
Debt obligations (1)
Secured credit facilities	704,907	704,907	—	—	—
Term Notes	550,000	—	—	550,000	—
Senior Notes	824,005	—	824,005	—	—
Other secured financings(2)	88,409	—	—	—	88,409
Long-term software license commitments	135,469	28,966	43,264	32,292	30,947
Operating lease obligations (3)	50,341	15,826	19,725	11,336	3,454
Naming and promotional rights agreements	27,000	6,000	12,000	9,000	—
Total contractual obligations	$4,823,933	$2,399,501	$1,698,994	$602,628	$122,810

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
Off-Balance Sheet Arrangements
As of June 30, 2026, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.

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

Reconciliation of Non-GAAP Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Loss, Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA. We exclude from these non-GAAP financial measures the change in fair value of MSRs, gains (losses) from the sale of MSRs, and related hedging gains and losses that represent realized and unrealized adjustments resulting from changes in valuation, mostly due to changes in market interest rates, and are not indicative of the Company’s operating performance or results of operation. We have excluded expenses directly related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024, such as costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, and professional fees, including legal expenses, settlement costs, and commission guarantees. We also exclude stock-based compensation expense, which is a non-cash expense, gains or losses on extinguishment of debt and disposal of fixed assets, and impairment charges to operating lease right-of-use assets, as well as certain costs associated with our restructuring efforts, as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “net interest income,” as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state, and local income taxes. Adjustments to Diluted Weighted Average Shares Outstanding assumes the pro forma conversion of weighted average Class B and Class C common stock to Class A common stock. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total net revenue	$337,321	$282,537	$623,708	$556,158
Valuation changes in servicing rights, net of hedging gains and losses(1)	(29,770)	9,375	(16,907)	14,198
Adjusted total revenue	$307,551	$291,912	$606,801	$570,356
(1)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights, and gains (losses) from the sale of MSRs. Refer to Note 5 - Servicing Rights, at Fair Value.

Reconciliation of Net Loss to Adjusted Net Loss (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss attributable to loanDepot, Inc.	$(4,533)	$(13,388)	$(42,020)	$(35,283)
Net loss from the pro forma conversion of Class B or Class C common stock to Class A common stock(1)	(2,089)	(11,885)	(19,544)	(30,686)
Net loss	(6,622)	(25,273)	(61,564)	(65,969)
Adjustments to the benefit for income taxes(2)	5	2,937	53	7,791
Tax-effected net loss	(6,617)	(22,336)	(61,511)	(58,178)
Valuation changes in servicing rights, net of hedging gains and losses(3)	(29,770)	9,375	(16,907)	14,198
Stock-based compensation expense	5,281	(2,256)	11,674	3,460
Restructuring charges(4)	1,198	157	1,906	2,278
Cybersecurity incident(5)	1,058	301	1,179	1,089
Gain on extinguishment of debt	(1,170)	—	(1,170)	—
Loss on disposal of fixed assets	1,596	11	1,524	28
Other impairment (recovery)(6)	—	—	—	5
Tax effect of adjustments(7)	(802)	(1,265)	466	(4,248)
Adjusted net loss	$(29,226)	$(16,013)	$(62,839)	$(41,368)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class B common stock and Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the benefit for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	4.52	3.71	4.67	4.39
Effect of valuation allowance and other tax adjustments	(25.29)	—	(25.40)	—
Effective income tax rate	0.23%	24.71%	0.27%	25.39%

(3)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights, and gains (losses) from the sale of MSRs. Refer to Note 5 - Servicing Rights, at Fair Value.
(4)Reflects employee severance expense and professional services associated with restructuring efforts.
(5)Represents expenses directly related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, professional fees including legal expenses, settlement costs, and commission guarantees.
(6)Represents lease impairment on corporate and retail locations.
(7)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	231,643,671	207,948,195	230,290,154	204,370,382
Assumed pro forma conversion of weighted average Class B and Class C common stock to Class A common stock(1)	106,139,515	121,881,530	106,173,474	124,561,094
Adjusted diluted weighted average shares outstanding	337,783,186	329,829,725	336,463,628	328,931,476
(1)Reflects the assumed pro forma exchange and conversion of Class B and Class C common stock.

Reconciliation of Net Loss to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(6,622)	$(25,273)	$(61,564)	$(65,969)
Interest expense - non-funding debt(1)	41,863	43,998	84,933	87,263
Income tax expense (benefit)	5	(7,061)	(166)	(12,469)
Depreciation and amortization	5,869	6,379	12,204	14,045
Valuation changes in servicing rights, net of hedging gains and losses(2)	(29,770)	9,375	(16,907)	14,198
Stock-based compensation expense	5,281	(2,256)	11,674	3,460
Restructuring charges(3)	1,198	157	1,906	2,278
Cybersecurity incident(4)	1,058	301	1,179	1,089
Loss on disposal of fixed assets	1,596	11	1,524	28
Other impairment(5)	—	—	—	5
Adjusted EBITDA	$20,478	$25,631	$34,783	$43,928
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
(4)Represents expenses directly related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024, including costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, professional fees including legal expenses, settlement costs, and commission guarantees.
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at June 30, 2026 was 34 days; and our average holding period of the loan from funding to sale was 28 days for the six months ended June 30, 2026.
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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the six months ended June 30, 2026 and 2025, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2026, shares of the Company's Class B common stock could each be converted, together with a corresponding Holdco Unit, as applicable, at any time and from time to time at the option of the holder of such share of Class B common stock for one fully paid and non-assessable share of Class A common stock. There was no cash or other consideration paid by the holder converting such shares and, accordingly, there was no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On May 1, 2026, we issued to stockholders 91,484 shares of Class A common stock upon the conversion of the same number of shares of our Class B common stock and corresponding Holdco Units held by such stockholders.

On June 1, 2026, we issued to stockholders 20,000 shares of Class A common stock upon the conversion of the same number of shares of our Class B common stock and corresponding Holdco Units held by such stockholders.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

Amendment to PSU Awards
On August 5, 2026, the Compensation Committee of our Board of Directors approved a global amendment (the “Global Amendment”) to all performance restricted stock units (“PSUs”) granted on March 16, 2026, including the 518,867 PSUs granted to David Hayes, our Chief Financial Officer, and the 393,081 PSUs granted to Dominick Marchetti, our Chief Digital Officer. Pursuant to the Global Amendment, the PSUs will no longer vest on the basis of stock price hurdles and will instead vest in substantially equal installments on each of March 16, 2027, 2028 and 2029, subject to the holder’s continued services through each vesting date.

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit No.	Description
1.1
At-the-market Sales Agreement, dated as of May 15, 2026, between loanDepot, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 15, 2026).

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
10.1#+
Executive Employment Agreement, dated May 6, 2026, and effective as of March 1, 2026, between loanDepot, Inc. and Anthony Hsieh (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2026).

10.2#
Indenture, dated April 27, 2026, among Mello Warehouse Securitization Trust 2026-1, loanDepot.com, LLC, U.S. Bank Trust Company, National Association and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2026).

10.2.1#
Master Repurchase Agreement, dated April 27, 2026, between loanDepot.com, LLC and Mello Warehouse Securitization Trust 2026-1 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 30, 2026).

10.2.2#
Guaranty dated April 27, 2026, by LD Holdings Group LLC in favor of Mello Warehouse Securitization Trust 2026-1 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 30, 2026).

10.3#
Amendment No. 2 to Amended and Restated Master Repurchase Agreement and Securities Contract, dated April 28, 2026, among Bank of Montreal, loanDepot BMO Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2026).

10.4*#	Amendment No. 2 to the Third Amended and Restated Master Repurchase Agreement, dated June 3, 2026, between Jefferies Funding LLC and loanDepot.com, LLC.
10.5*#	Amendment No. 5 to Master Repurchase Agreement, dated July 7, 2026, among Atlas Securitized Products, L.P., Atlas Securitized Products Funding 2, L.P., and loanDepot.com, LLC.
10.6*#	Amendment No. 4 to Master Repurchase Agreement, dated July 7, 2026, among Atlas Securitized Products, L.P., AGF WHCO 1-A3 LP, and loanDepot.com, LLC.
10.7*#	Amendment No. 3 to Amended and Restated Master Repurchase Agreement and Securities Contract, dated July 16, 2026, among Bank of Montreal, loanDepot BMO Warehouse, LLC, and loanDepot.com, LLC.
10.8*#	Amendment No. 10 to the Second Amended and Restated Master Repurchase Agreement, dated July 22, 2026, between Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

LOANDEPOT, INC.

Dated: August 6, 2026	By:	/s/ Anthony Hsieh
	Name:	Anthony Hsieh
	Title:	Chief Executive Officer and President

Dated: August 6, 2026	By:	/s/ David Hayes
	Name:	David Hayes
	Title:	Chief Financial Officer