Form 10-Q
period 2026-09-30
loanDepot, Inc.
filed 2026-11-09
CIK 1831631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2026, 234,459,586 shares of the registrant’s Class A common stock, par value $0.001 per share, were outstanding and 104,182,166 shares of the registrant’s Class B common stock, par value $0.001 per share, were outstanding. There were no shares of the registrant’s Class C common stock or Class D common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may contain the words “believe,” “anticipate,” “expect,” “intend,” “plan,” “predict,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases or future or conditional verbs such as “will,” “may,” “might,” “should,” “would,” or “could” and the negatives of those terms. Examples of forward-looking statements include, but are not limited to: information concerning possible or assumed future results of operations; legal and regulatory matters, business strategies and initiatives; our digital transformation, including our 5x5 HomeLoan partnerships and resulting capabilities and benefits; our efforts to address or refinance our senior notes; actions to reduce. extend or repurchase our debt; expected debt terms; financial covenants; financial condition and liquidity; dividend policy; interest rate expectations and changes; borrower equity creation and resulting opportunities; and our ability to regain and maintain compliance with New York Stock Exchange listing standards.

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

Important factors that could cause actual results to differ materially from our expectations are included in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” in this report as well as Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

loanDepot, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
loanDepot, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$214,413	$337,232
Restricted cash	119,126	63,790
Loans held for sale, at fair value (includes $777,977 and $606,215 pledged to creditors in securitization trusts at September 30, 2026 and December 31, 2025, respectively)	1,979,288	3,165,542
Loans held for investment, at fair value (pledged to creditors in a securitization trust)	116,221	109,821
Derivative assets, at fair value	72,842	42,365
Servicing rights, at fair value (includes $582,701 and $661,475 pledged to creditors in securitization trusts at September 30, 2026 and December 31, 2025, respectively)	1,725,465	1,658,223
Trading securities, at fair value	75,179	85,640
Property and equipment, net	71,075	61,929
Operating lease right-of-use assets	23,358	23,877
Loans eligible for repurchase	1,504,587	1,074,386
Investments in joint ventures	18,128	18,251
Other assets	244,069	216,880
Total assets	$6,163,751	$6,857,936
LIABILITIES AND EQUITY
Warehouse and other lines of credit	$1,851,744	$2,902,539
Accounts payable, accrued expenses and other liabilities	418,375	349,350
Derivative liabilities, at fair value	29,424	10,718
Liability for loans eligible for repurchase	1,504,587	1,074,386
Operating lease liability	32,638	34,630
Debt obligations, net	2,016,069	2,100,303
Total liabilities	5,852,837	6,471,926
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 2,500,000,000 authorized, 243,278,027 and 138,376,854 issued at September 30, 2026 and December 31, 2025, respectively	243	138
Class B common stock, $0.001 par value, 2,500,000,000 authorized, 105,927,686 and none issued at September 30, 2026 and December 31, 2025, respectively	106	—
Class C common stock, $0.001 par value, 2,500,000,000 authorized, none and 107,515,082 issued at September 30, 2026 and December 31, 2025, respectively	—	108
Class D common stock, $0.001 par value, 2,500,000,000 authorized, none and 97,026,671 issued at September 30, 2026 and December 31, 2025, respectively	—	97
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued at September 30, 2026 and December 31, 2025	—	—
Treasury stock at cost, 10,563,961 and 8,779,081 shares at September 30, 2026 and December 31, 2025, respectively	(32,228)	(29,635)
Additional paid-in capital	893,978	878,204
Retained deficit	(675,879)	(614,398)
Noncontrolling interest	124,694	151,496
Total equity	310,914	386,010
Total liabilities and equity	$6,163,751	$6,857,936
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Interest income	$37,811	$39,937	$116,886	$115,954
Interest expense	(34,852)	(36,878)	(108,964)	(107,937)
Net interest income	2,959	3,059	7,922	8,017

Gain on origination and sale of loans, net	159,372	201,304	528,118	542,490
Origination income, net	64,607	34,750	149,453	95,539
Servicing fee income	112,672	111,783	333,385	324,270
Change in fair value of servicing rights, net	(37,511)	(46,198)	(121,428)	(139,677)
Other income	5,046	18,626	33,403	48,843
Total net revenues	307,145	323,324	930,853	879,482

EXPENSES:
Personnel expense	171,507	161,150	527,603	465,427
Marketing and advertising expense	27,717	37,700	83,417	113,828
Direct origination expense	34,572	21,965	87,500	64,375
General and administrative expense	44,774	45,352	139,183	129,214
Occupancy expense	4,808	4,287	13,678	12,715
Depreciation and amortization	5,833	6,729	18,037	20,774
Servicing expense	8,551	12,138	28,849	30,321
Other interest expense	37,979	44,292	122,912	131,555
Total expenses	335,741	333,613	1,021,179	968,209

Loss before income taxes	(28,596)	(10,289)	(90,326)	(88,727)
Income tax expense (benefit)	90	(1,555)	(76)	(14,023)
Net loss	(28,686)	(8,734)	(90,250)	(74,704)
Net loss attributable to noncontrolling interests	(8,957)	(3,852)	(28,501)	(34,538)
Net loss attributable to loanDepot, Inc.	$(19,729)	$(4,882)	$(61,749)	$(40,166)

(Loss) earnings per share:
Basic	$(0.08)	$(0.02)	$(0.27)	$(0.19)
Diluted	$(0.08)	$(0.02)	$(0.27)	$(0.19)

Weighted average shares outstanding:
Basic	232,312,698	211,442,981	230,969,256	206,745,124
Diluted	232,312,698	211,442,981	230,969,256	206,745,124

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding				Common stock $				Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Balance at June 30, 2025	111,861,924	—	121,630,108	97,026,671	$119	$—	$122	$97	$(22,588)	$881,924	$(587,516)	$166,892	$439,050
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	—	—	65	—	—	65
Net common stock issued under stock-based compensation plans	7,662,214	—	(4,944,993)	—	9	—	(5)	—	(6,392)	(3,901)	—	9,586	(703)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	—	—	11	14	25
Stock-based compensation	—	—	—	—	—	—	—	—	—	2,301	—	1,298	3,599
Refund of tax distributions, net	—	—	—	—	—	—	—	—	—	—	5	3	8
Net loss	—	—	—	—	—	—	—	—	—	—	(4,882)	(3,852)	(8,734)
Balance at September 30, 2025	119,524,138	—	116,685,115	97,026,671	$128	$—	$117	$97	$(28,980)	$880,389	$(592,382)	$173,941	$433,310

Balance at June 30, 2026	232,059,319	106,095,949	—	—	$242	$106	$—	$—	$(32,057)	$888,977	$(656,237)	$132,015	$333,046
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	—	—	290	—	—	290
Net common stock issued under stock-based compensation plans	654,747	(168,263)	—	—	1	—	—	—	(171)	379	—	(379)	(170)
Stock-based compensation	—	—	—	—	—	—	—	—	—	4,332	—	1,975	6,307
Refund of tax distributions, net	—	—	—	—	—	—	—	—	—	—	87	40	127
Net loss	—	—	—	—	—	—	—	—	—	—	(19,729)	(8,957)	(28,686)
Balance at September 30, 2026	232,714,066	105,927,686	—	—	$243	$106	$—	$—	$(32,228)	$893,978	$(675,879)	$124,694	$310,914

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock outstanding				Common stock $				Treasury Stock	Additional paid-in capital	Retained Deficit	Non-controlling Interests	Total Equity
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Balance at December 31, 2024	99,093,573	—	131,432,929	97,026,671	$104	$—	$131	$97	$(20,340)	$843,523	$(550,623)	$233,719	$506,611
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	—	—	(136)	—	—	(136)
Net common stock issued under stock-based compensation plans	20,430,565	—	(14,747,814)	—	24	—	(14)	—	(8,640)	32,631	—	(26,951)	(2,950)
Forfeiture of dividend equivalents on unvested Class A RSUs	—	—	—	—	—	—	—	—	—	—	11	14	25
Stock-based compensation	—	—	—	—	—	—	—	—	—	4,371	—	2,689	7,060
Distributions for taxes on behalf of shareholders, net	—	—	—	—	—	—	—	—	—	—	(1,604)	(992)	(2,596)
Net loss	—	—		—	—	—	—	—	—	—	(40,166)	(34,538)	(74,704)
Balance at September 30, 2025	119,524,138	—	116,685,115	97,026,671	$128	$—	$117	$97	$(28,980)	$880,389	$(592,382)	$173,941	$433,310

Balance at December 31, 2025	129,597,773	—	107,515,082	97,026,671	$138	$—	$108	$97	$(29,635)	$878,204	$(614,398)	$151,496	$386,010
Conversion-related deferred taxes and adjustments	—	—	—	—	—	—	—	—	—	(1,667)	—	—	(1,667)
Conversion pursuant to Amended and Restated Certificate of Incorporation	97,026,671	106,207,433	(106,207,433)	(97,026,671)	97	106	(106)	(97)	—	—	—	—	—
Net common stock issued under stock-based compensation plans	6,089,622	(279,747)	(1,307,649)	—	8	—	(2)	—	(2,593)	5,116	—	(4,082)	(1,553)
Stock-based compensation	—	—	—	—	—	—	—	—	—	12,325	—	5,657	17,982
Refund of tax distributions, net	—	—	—	—	—	—	—	—	—	—	268	124	392
Net loss	—	—	—	—	—	—	—	—	—	—	(61,749)	(28,501)	(90,250)
Balance at September 30, 2026	232,714,066	105,927,686	—	—	$243	$106	$—	$—	$(32,228)	$893,978	$(675,879)	$124,694	$310,914
See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,250)	$(74,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cash provided by (used in) operating activities:
Depreciation and amortization expense	18,037	20,774
Amortization of operating lease right-of-use asset	9,070	7,955
Amortization of debt discount and debt issuance costs	21,113	18,739
Gain on origination and sale of loans	(550,164)	(528,426)
Fair value change in trading securities	5,738	(3,113)
Provision for loss obligation on sold loans and servicing rights	16,426	6,843
Deferred tax expense (benefit)	21	(29,993)
Fair value change in derivative assets	(367)	9,794
Fair value change in derivative liabilities	18,706	(12,974)
Fair value change in loans held for sale	65,642	(36,051)
Fair value change in loans held for investment	(1,651)	(3,831)
Fair value change in servicing rights	27,410	158,562
Stock-based compensation expense	17,982	7,060
Originations of loans	(22,344,550)	(18,021,887)
Proceeds from sales of loans	24,368,873	19,079,417
Proceeds from principal payments on loans held for sale	61,086	52,734
Proceeds from principal payments on loans held for investment	8,432	9,117
Payments to investors for loan repurchases	(703,353)	(748,062)
Premiums paid on derivatives	(30,109)	(19,987)
Gain on extinguishment of debt	(6,286)	—
Disbursements from joint ventures	4,598	3,455
Other changes in operating assets and liabilities	34,993	44,845
Net cash provided by (used in) operating activities	951,397	(59,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(28,224)	(17,761)
Proceeds from sale of servicing rights	155,675	27,087
Cash flows received on trading securities	4,723	4,599
Investments in joint ventures	—	(150)
Net cash provided by investing activities	132,174	13,775

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on warehouse and other lines of credit	$20,583,776	$15,859,614
Repayment of borrowings on warehouse and other lines of credit	(21,634,571)	(15,854,036)
Proceeds from debt obligations	249,829	1,026,974
Payments on debt obligations	(343,167)	(969,263)
Payments of debt issuance costs	(5,677)	(12,577)
Treasury stock purchased to net settle and withhold taxes on vested shares	(2,593)	(8,640)
Exercise of stock options	1,040	5,690
Refund (payment) of shareholder tax distributions and dividends, net	309	(3,153)
Net cash (used in) provided by financing activities	(1,151,054)	44,609

Net change in cash and cash equivalents and restricted cash	(67,483)	(1,349)
Cash and cash equivalents and restricted cash at beginning of the period	401,022	527,221
Cash and cash equivalents and restricted cash at end of the period	$333,539	$525,872

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$206,570	$208,221
Income taxes	$(6,757)	$507

Supplemental disclosure of noncash investing and financing activities
Loans transferred from held for sale to held for investment	$22,824	$—
Loans transferred from held for investment to held for sale	$9,394	$—
Loans transferred from held for investment to real estate owned	$249	$—
Operating leases right-of-use assets obtained in exchange for lease liabilities	$8,552	$12,197

Cash and cash equivalents and restricted cash reconciliation
Cash and cash equivalents	$214,413	$459,161
Restricted cash	119,126	66,711
Total cash and cash equivalents and restricted cash	$333,539	$525,872

See accompanying notes to the unaudited consolidated financial statements.

loanDepot, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ are in thousands, except per share amounts, or unless otherwise indicated)
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation were included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of loanDepot, Inc. on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).

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

Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for the Company. The Company originates mortgage loans on property located throughout the United States, with loans originated for property located in California totaling approximately 17% of total loan originations for the nine months ended September 30, 2026.

The Company sells mortgage loans to or securitizes them with various third-party investors. Three investors accounted for 34%, 16%, and 14% of the Company’s loan sales for the nine months ended September 30, 2026. No other investors accounted for more than 5% of the loan sales for the nine months ended September 30, 2026.

The Company funds loans through warehouse and other lines of credit. As of September 30, 2026, 16%, 14% , and 10% of the Company's warehouse lines were payable to three separate lenders.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy as of the dates indicated.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$1,979,288	$—	$1,979,288
Loans held for investment	—	116,221	—	116,221
Trading securities	—	75,179	—	75,179
Derivative assets:
Interest rate lock commitments	—	—	17,149	17,149
Forward sale contracts	—	54,744	—	54,744
Put options on treasuries - assets	949	—	—	949
Servicing rights	—	—	1,725,465	1,725,465
Total assets at fair value	$949	$2,225,432	$1,742,614	$3,968,995
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$14,307	$14,307
Interest rate swap futures	9,033	—	—	9,033
Forward sale contracts	—	6,084	—	6,084
Servicing rights	—	—	22,495	22,495
Total liabilities at fair value	$9,033	$6,084	$36,802	$51,919

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Fair value through net income:
Assets:
Loans held for sale	$—	$3,165,542	$—	$3,165,542
Loans held for investment	—	109,821	—	109,821
Trading securities	—	85,640	—	85,640
Derivative assets:
Interest rate lock commitments	—	—	42,207	42,207
Forward sale contracts	—	158	—	158
Servicing rights	—	—	1,658,223	1,658,223
Total assets at fair value	$—	$3,361,161	$1,700,430	$5,061,591
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,870	$1,870
Interest rate swap futures	3,420	—	—	3,420
Forward sale contracts	—	3,416	—	3,416
Put options on treasuries	2,012	—	—	2,012
Servicing rights	—	—	20,517	20,517
Total liabilities at fair value	$5,432	$3,416	$22,387	$31,235

The following presents the changes in the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	IRLCs, net	Servicing Rights, net	IRLCs, net	Servicing Rights, net
Balance at beginning of period	$45,265	$1,751,543	$40,337	$1,637,706
Total net gains (losses) included in:
Gain on origination and sale of loans, net:
Issuances and additions	44,911	79,201	271,883	264,686
Fallout	(18,436)	—	(70,151)	—
Transfers of IRLC to LHFS	(68,898)	—	(239,227)	—
Valuation changes in servicing rights, net(1)	—	37,922	—	(27,410)
Sales	—	(165,696)	—	(172,012)
Balance at end of period	$2,842	$1,702,970	$2,842	$1,702,970

(1)The change in unrealized gains or losses relating to servicing rights still held at September 30, 2026 amounted to a net gain of $66.9 million and net gain of $242.0 million for the three and nine months ended September 30, 2026, respectively.

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

(1)The change in unrealized gains or losses relating to servicing rights that were still held at September 30, 2025 amounted to a net gain of $23.5 million and net gain of $31.9 million for the three and nine months ended September 30, 2025, respectively.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	September 30, 2026				December 31, 2025
Unobservable Input	Range of inputs			Weighted Average(1)	Range of inputs			Weighted Average(1)
IRLCs
Pull-through rate	0.7%	-	99.9%	81.9%	5.2%	-	99.9%	78.3%

Servicing rights
Discount rate(2)	2.6%	-	16.6%	6.5%	3.8%	-	17.7%	6.9%
Prepayment rate	5.4%	-	13.2%	7.1%	5.8%	-	14.1%	8.7%
Cost to service (per loan)	$73	-	$137	$101	$73	-	$132	$100
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

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities that were recorded at fair value on a nonrecurring basis as of September 30, 2026 or December 31, 2025.

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

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$720,684	$563,787	$807,053	$801,069
Other secured financings	$109,638	$112,687	$87,953	$89,034

Fair value of the Company’s Senior Notes is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy. Fair value of the Company’s other secured financings is estimated using quoted market prices and classified as Level 2 in the fair value hierarchy.

NOTE 3 – LOANS HELD FOR SALE, AT FAIR VALUE

The following table represents the unpaid principal balance of loans held for sale by product type of loan as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
Conforming - fixed	$832,492	42%	$1,323,799	42%
Conforming - ARM	23,415	1	63,913	2
Government - fixed	554,655	28	1,034,485	33
Government - ARM	61,217	3	113,934	4
Other - residential mortgage loans	446,364	22	563,398	18
HELOC	90,113	4	27,930	1
Total	2,008,256	100%	3,127,459	100%
Fair value adjustment	(28,968)		38,083
Loans held for sale, at fair value	$1,979,288		$3,165,542

A summary of the changes in the balance of loans held for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$2,643,032	$2,622,959	$3,165,542	$2,603,735
Origination and purchase of loans	6,902,811	6,398,006	22,344,550	18,021,886
Sales	(7,716,177)	(6,651,025)	(24,083,395)	(18,739,780)
Transfers to loans held for investment	(22,824)	—	(22,824)	—
Transfers from loans held for investment	9,394	—	9,394	—
Repurchases	233,943	247,187	692,749	737,203
Principal payments	(18,672)	(17,379)	(61,086)	(52,734)
Fair value (loss) gain	(52,219)	6,613	(65,642)	36,051
Balance at end of period	$1,979,288	$2,606,361	$1,979,288	$2,606,361

Gain on origination and sale of loans, net is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Discount) premium from loan sales	$(16,096)	$61,217	$(3,805)	$79,415
Servicing rights additions	79,201	69,163	264,686	188,789
Unrealized gains (losses) from derivative assets and liabilities	46,688	2,613	58,840	(15,629)
Realized gains (losses) from derivative assets and liabilities	23,266	(33,569)	43,359	(17,326)
Discount points, rebates and lender paid costs	86,402	97,749	245,934	277,547
Fair value (loss) gain	(52,219)	6,613	(65,642)	36,051
Provision for loan loss obligation for loans sold	(7,870)	(2,482)	(15,254)	(6,357)
Total gain on origination and sale of loans, net	$159,372	$201,304	$528,118	$542,490

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale.

	September 30, 2026			December 31, 2025
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$1,968,411	$1,994,364	$(25,952)	$3,149,883	$3,109,965	$39,918
90+ days delinquent(1)	10,877	13,892	(3,016)	15,659	17,494	(1,835)
Total	$1,979,288	$2,008,256	$(28,968)	$3,165,542	$3,127,459	$38,083
(1)     90+ days delinquent loans are on non-accrual status.

NOTE 4 – LOANS HELD FOR INVESTMENT, AT FAIR VALUE

In April 2024, the Company executed a securitization of a pool of approximately $150.0 million of fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans that was recorded as a secured borrowing in which the loans remained on the consolidated balance sheet as loans held for investment, at fair value. In September 2026, the Company exercised its option to redeem the outstanding notes from the Mello Mortgage Capital Acceptance 2024-SD1 securitization (“MMCA 2024-SD1”) and the majority of the performing and re-performing loans were delivered into the Mello Mortgage Capital Acceptance 2026-SD1 securitization (“MMCA 2026-SD1”) with an additional pool of performing and re-performing loans that were transferred from LHFS for a total of $138.0 million in UPB. This securitization was also recorded as a secured borrowing in which the loans remain on the consolidated balance sheet as loans held for investment, at fair value.

A summary of the changes in the balance of loans held for investment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$106,268	$111,591	$109,821	$116,627
Transfers from loans held for sale	22,824	—	22,824	—
Transfers to loans held for sale	(9,394)	—	(9,394)	—
Transfers to REO	(249)	—	(249)	—
Principal payments	(3,858)	(3,004)	(8,432)	(9,117)
Fair value adjustment	630	2,754	1,651	3,831
Balance at end of period	$116,221	$111,341	$116,221	$111,341

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for investment.

	September 30, 2026			December 31, 2025
	Fair value	UPB	Difference	Fair value	UPB	Difference
Current through 89 days delinquent	$116,221	$137,982	$(21,761)	$103,611	$123,829	$(20,219)
90+ days delinquent(1)	—	—	—	6,210	7,854	(1,643)
Total	$116,221	$137,982	$(21,761)	$109,821	$131,683	$(21,862)
(1)     90+ days delinquent loans are on non-accrual status.

Income from loans held for investment is included in other income on the consolidated statement of operations, and includes $1.1 million and $3.9 million of interest income for the three and nine months ended September 30, 2026, respectively, and fair value gains of $0.6 million and $1.7 million for the three and nine months ended September 30, 2026, respectively.

NOTE 5 – SERVICING RIGHTS, AT FAIR VALUE

The outstanding principal balance of the servicing portfolio was comprised of the following:

	September 30, 2026	December 31, 2025
Agency	$55,796,173	$64,301,274
Government	45,951,960	42,610,586
Other	14,043,226	12,184,383
Total servicing portfolio	$115,791,359	$119,096,243

A summary of the changes in the balance of servicing rights, net of servicing rights liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$1,751,543	$1,616,854	$1,637,706	$1,615,510
Servicing rights additions	79,201	69,163	264,686	188,789
Sales proceeds, net	(165,696)	(11,642)	(172,012)	(27,478)
Changes in fair value:
Due to changes in valuation inputs or assumptions	80,371	(12,007)	117,496	(35,551)
Due to collection/realization of cash flows	(42,448)	(44,154)	(143,428)	(123,162)
Realized (losses) gains on sale of servicing rights(1)	(1)	45	(1,478)	151
Total changes in fair value	37,922	(56,116)	(27,410)	(158,562)
Balance at end of period(2)	$1,702,970	$1,618,259	$1,702,970	$1,618,259
(1)    Includes realized MSR sale gain and broker fees.
(2)    Servicing assets of $1.7 billion and $1.6 billion at September 30, 2026 and September 30, 2025, respectively, are presented net of servicing liabilities of $22.5 million and $19.7 million, respectively.

In October 2026, the Company executed and closed a sale of $9.3 billion Ginnie Mae servicing rights from the total servicing portfolio.

The following is a summary of the components of loan servicing fee income as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual servicing fees	$90,059	$87,034	$268,030	$252,815
Late, ancillary and other fees	22,613	24,749	65,355	71,455
Servicing fee income	$112,672	$111,783	$333,385	$324,270

The following is a summary of the components of change in fair value of servicing rights, net of hedge as reported in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Changes in fair value:
Due to collection/realization of cash flows	$(42,448)	$(44,154)	$(143,428)	$(123,162)

Due to changes in valuation inputs or assumptions	80,371	(12,007)	117,496	(35,551)
Realized (losses) gains on sale of servicing rights(1)	(1)	45	(1,478)	151
Other realized losses on sales of servicing rights (2)	(1,328)	(211)	(1,173)	(484)
Net (losses) gains from derivatives hedging servicing rights	(74,105)	10,129	(92,845)	19,369
Valuation changes in servicing rights, net of hedging gains and losses	4,937	(2,044)	22,000	(16,515)
Changes in fair value of servicing rights, net	$(37,511)	$(46,198)	$(121,428)	$(139,677)
(1)Includes realized MSR sale gain and broker fees.
(2)Includes the (provision) recovery for estimated losses.

The table below illustrates hypothetical changes in fair values of servicing rights, caused by assumed immediate changes to key assumptions that are used to determine fair value.

	September 30, 2026	December 31, 2025
Fair Value of Servicing Rights, net	$1,702,970	$1,637,706
Change in Fair Value from Adverse Changes:
Option-Adjusted Spread (OAS):
Addition of 100 basis points	(59,262)	(62,800)
Addition of 200 basis points	(115,713)	(123,283)
Cost of Servicing:
Increase 10%	(17,313)	(18,672)
Increase 20%	(34,704)	(37,449)
Prepayment Speed:
Increase 10%	(12,391)	(19,035)
Increase 20%	(24,710)	(37,705)

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

The following summarizes the Company’s outstanding derivative instruments:

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
September 30, 2026:
Interest rate lock commitments	$1,149,166	Derivative asset, at fair value	$17,149	$—
Interest rate lock commitments	903,059	Derivative liabilities, at fair value	—	14,307

Forward sale contracts	1,785,106	Derivative asset, at fair value	54,744	—
Forward sale contracts	207,774	Derivative liabilities, at fair value	—	6,084

Put options on treasuries	3,050	Derivative asset, at fair value	949	—
Put options on treasuries	—	Derivative liabilities, at fair value	—	—

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	3,835	Derivative liabilities, at fair value	—	9,033
		Total derivative financial instruments	$72,842	$29,424

			Fair Value
	Notional	Balance Sheet Location	Asset	Liability
December 31, 2025:
Interest rate lock commitments	$2,010,276	Derivative asset, at fair value	$42,207	$—
Interest rate lock commitments	481,579	Derivative liabilities, at fair value	—	1,870

Forward sale contracts	388,361	Derivative asset, at fair value	158	—
Forward sale contracts	1,839,101	Derivative liabilities, at fair value	—	3,416

Put options on treasuries	—	Derivative asset, at fair value	—	—
Put options on treasuries	8,750	Derivative liabilities, at fair value	—	2,012

Interest rate swap futures	—	Derivative asset, at fair value	—	—
Interest rate swap futures	760	Derivative liabilities, at fair value	—	3,420
		Total derivative financial instruments	$42,365	$10,718

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

The following summarizes the realized and unrealized net gains or losses on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	Statements of Operations Location	2026	2025	2026	2025
Interest rate lock commitments, net	Gain on origination and sale of loans, net	$(42,423)	$(6,411)	$(37,495)	$22,401
Forward sale contracts	Gain on origination and sale of loans, net	96,273	(22,323)	117,109	(50,398)
Interest rate swap futures	Gain on origination and sale of loans, net	14,025	399	19,667	(17,760)
Put options	Gain on origination and sale of loans, net	2,079	(2,621)	2,918	12,802
Forward sale contracts	Change in fair value of servicing rights, net	(27,874)	7,088	(37,500)	11,396
Interest rate swap futures	Change in fair value of servicing rights, net	(42,156)	2,852	(50,570)	9,836
Put options	Change in fair value of servicing rights, net	(4,075)	189	(4,776)	(1,863)
Total realized and unrealized (losses) gains on derivative financial instruments		$(4,151)	$(20,827)	$9,353	$(13,586)

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

The table below represents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged. In circumstances where right of offset criteria is met, the related asset and liability are presented in a net position on the consolidated balance sheets. Warehouse and other lines of credit and secured debt obligations were secured by financial instruments and cash collateral with fair values that exceeded the liability amount recorded on the consolidated balance sheets as of September 30, 2026, and December 31, 2025, respectively. Refer to Note 9 – Warehouse and Other Lines of Credit for further details on cash collateral requirements.

	September 30, 2026
	Gross amounts recognized	Gross amounts offset in consolidated balance sheet	Net amounts presented in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$78,110	$(23,366)	$54,744	$—	$(36,337)	$18,407
Put options on treasuries	949	—	949	—	—	949
Total Assets	$79,059	$(23,366)	$55,693	$—	$(36,337)	$19,356

Liabilities:
Forward sale contracts	$29,450	$(23,366)	$6,084	$—	$(101)	$5,983
Interest rate swap futures	9,033	—	9,033	—	(9,033)	—
Warehouse and other lines of credit	1,851,744	—	1,851,744	(1,851,744)	—	—
Secured debt obligations (1)	1,192,685	—	1,192,685	(1,192,685)	—	—
Total liabilities	$3,082,912	$(23,366)	$3,059,546	$(3,044,429)	$(9,134)	$5,983
(1)Secured debt obligations as of September 30, 2026 included secured credit facilities, Term Notes, and other secured financings.

	December 31, 2025
	Gross amounts recognized	Gross amounts offset in consolidated balance sheets	Net amounts presented in consolidated balance sheets	Gross amounts not offset in consolidated balance sheets		Net amount

				Financial instruments	Cash collateral

Assets:
Forward sale contracts	$4,050	$(3,892)	$158	$—	$(44)	$114
Total assets	$4,050	$(3,892)	$158	$—	$(44)	$114

Liabilities:
Forward sale contracts	$7,308	$(3,892)	$3,416	$—	$(3,419)	$(3)
Put options on treasuries	2,012	—	2,012	—	(2,012)	—
Interest rate swap futures	3,420	—	3,420	—	(3,420)	—
Warehouse and other lines of credit	2,902,539	—	2,902,539	(2,902,539)	—	—
Secured debt obligations (1)	1,307,765	—	1,307,765	(1,307,765)	—	—
Total liabilities	$4,223,044	$(3,892)	$4,219,152	$(4,210,304)	$(8,851)	$(3)
(1)Secured debt obligations as of December 31, 2025 included secured credit facilities and Term Notes.

NOTE 8 – VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the VIE. The Company did not provide any non-contractual financial support to VIEs for the nine months ended September 30, 2026, and year ended December 31, 2025.

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

Securitization and Special Purpose Entities (“SPEs”)

The Company consolidates securitization facilities that finance mortgage loans held for sale and mortgage loans held for investment, as well as SPEs established to finance mortgage loans, mortgage servicing rights, and servicing advance receivables. Assets are transferred to a securitization or trust, which issues beneficial interests collateralized by the transferred assets, entitling the investors to specified cash flows. The Company may retain beneficial interests in the transferred assets and also holds conditional repurchase options specific to these securitizations that allow it to repurchase assets from the securitization entity. The Company’s economic exposure to loss from outstanding third-party financing is generally limited to the carrying value of the assets financed. The Company has retained risks in the securitizations including customary representations and warranties. For securitization facilities, the Company, as seller, has an option to prepay and redeem outstanding classes of issued notes after a set period of time. The Company’s exposure to these entities is primarily through its role as seller, servicer, and administrator. Servicing functions include, but are not limited to, general collection activity, preparing and furnishing statements, and loss mitigation efforts including repossession and sale of collateral.

Retained interests

In April 2024, the Company completed a transfer and securitization of a pool of performing, re-performing and non-performing residential mortgage loans. Pursuant to the credit risk retention requirements, MCS, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing this securitization transaction. On the closing date, MCS and its wholly owned subsidiary retained a horizontal residual interest in the MMCA 2024-SD1 securitization comprised of the Class B notes and Trust Certificate. In September 2026, the Company exercised its option to redeem the outstanding notes from the MMCA 2024-SD1 securitization and the majority of the performing and re-performing loans were delivered into the MMCA 2026-SD1 securitization with an additional pool of performing and re-performing loans. Pursuant to the credit risk retention requirements, MCS, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing this securitization transaction. On the closing date, MCS and its wholly owned subsidiary retained a horizontal residual interest in the MMCA 2026-SD1 securitization comprised of a portion of the Class M-2 notes, the Class B notes, and the Trust Certificates.

The Company determined that MCS is considered to be the primary beneficiary of the VIE as it retains all the risk and reward from the residual interest, and, therefore, the MMCA 2024-SD1 and MMCA 2026-SD1 securitization trusts are required to be consolidated. As of September 30, 2026, the remaining principal balance of loans transferred to the MMCA 2026-SD1 securitization trust was $138.0 million and there were no loans 90 days or more past due.

The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in the Company’s securitization and SPE VIEs.

	September 30, 2026	December 31, 2025
Assets
Loans held for sale, at fair value	$777,977	$606,215
Loans held for investment, at fair value	116,221	109,821
Restricted cash	32,094	6,652
Servicing rights, at fair value	582,701	661,475
Other assets	95,053	99,376
Total	$1,604,046	$1,483,539

Liabilities
Warehouse and other lines of credit	$800,000	$600,000
Debt obligations, net:
MSR facilities	130,674	93,426
Servicing advance facilities	71,157	77,627
Term Notes	545,717	544,899
Other secured financings	109,638	87,953
Total	$1,657,186	$1,403,905

Non-Consolidated VIEs

The nature, purpose, and activities of non-consolidated VIEs currently encompass the Company’s investments in retained interests from securitizations and joint ventures. The table below presents a summary of the nonconsolidated VIEs for which the Company holds variable interests.

	September 30, 2026
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$75,179	$—	$75,179	$1,865,609
Investments in joint ventures	18,128	—	18,128	12,076
Total	$93,307	$—	$93,307

	December 31, 2025
	Carrying value		Maximum exposure to loss	Total assets in VIEs
	Assets	Liabilities
Retained interests	$85,640	$—	$85,640	$1,959,938
Investments in joint ventures	18,251	—	18,251	14,949
Total	$103,891	$—	$103,891

Retained interests

In 2022 and 2021, the Company completed the sale and securitization of non-owner occupied residential mortgage loans. Pursuant to the credit risk retention requirements, MCS, as sponsor, is required to retain at least a 5% economic interest in the credit risk of the assets collateralizing the securitization transactions. The retained interests represent a variable interest in the securitizations. The Company determined it was not the primary beneficiary of the VIE. The Company’s continuing involvement is limited to customary servicing obligations as servicer and servicing administrator associated with retained servicing rights and the receipt of principal and interest associated with the retained interests. The investors and the securitization trusts have no recourse to the Company’s assets; holders of the securities issued by each trust can look only to the loans owned by the trust for payment. The retained interests held by the Company are subject principally to the credit risk stemming from the underlying transferred loans. The securitization trusts used to effect these transactions are variable interest entities that the Company does not consolidate. The Company remeasures the carrying value of its retained interests at each reporting date to reflect their current fair value which is included in trading securities, at fair value on the consolidated balance sheets, with corresponding gains or losses included in other income on the consolidated statements of operations. As of September 30, 2026, the remaining principal balance of loans transferred to these securitization trusts was $1.9 billion of which $4.8 million of loans were 90 days or more past due.

Investments in joint ventures

The Company’s joint ventures include investments with home builders, real estate brokers, and commercial real estate companies to provide loan origination services and real estate settlement services to customers referred by the Company’s joint venture partners. The Company is generally not determined to be the primary beneficiary in its joint venture VIEs because it does not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the economic performance of the VIE. The Company’s pro rata share of net earnings of joint ventures was $1.8 million and $5.3 million for the three and nine months ended September 30, 2026, respectively, and $1.7 million and $4.3 million for the three and nine months ended September 30, 2025, respectively, and is included in other income in the consolidated statements of operations.

NOTE 9 – WAREHOUSE AND OTHER LINES OF CREDIT

At September 30, 2026, the Company was a party to eleven revolving lines of credit, including two loan funding facilities with GSEs, with lenders providing an aggregate $4.4 billion of warehouse and securitization facilities. The facilities are used to fund, and are secured by, residential mortgage loans held for sale. The facilities are repaid using proceeds from the sale of loans. Interest is generally payable monthly in arrears or on the repurchase date of a loan, and outstanding principal is payable upon receipt of loan sale proceeds or on the repurchase date of a loan. Outstanding principal related to a particular loan must also be repaid after the expiration of a contractual period of time or, if applicable, upon the occurrence of certain events of default or due to a breach of a representation and warranty with respect to the underlying loan. Interest expense is recorded to interest expense on the consolidated statements of operations. The base interest rates on the facilities bear interest at a derivative of the secured overnight financing rate (“SOFR”), plus a margin. Some of the facilities carry additional fees charged on the total line amount, commitment fees charged on the committed portion of the line, and non-usage fees charged when monthly usage falls below a certain utilization percentage. As of September 30, 2026, the interest rate was comprised of the applicable base rate plus a spread ranging from 1.50% to 2.25%. The base interest rate for warehouse facilities is subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. As of September 30, 2026, the warehouse lines have maturities staggered from October 2026 through September 2027. As of September 30, 2026, there was one securitization facility with an original three year term scheduled to expire in April 2028 and one securitization facility with an original three year term scheduled to expire in April 2029. Warehouse lines and other lines of credit are subject to renewal based on periodic credit review conducted by the lender.

Certain warehouse line lenders require the Company to maintain cash accounts with minimum required balances at all times. As of September 30, 2026 and December 31, 2025, the Company had posted a total of $36.1 million and $9.9 million, respectively, of restricted cash as collateral with our warehouse lenders and securitization facilities of which $4.0 million and $3.3 million, respectively, were the minimum required balances.

Under the terms of these warehouse lines, the Company is required to maintain various covenants. As of September 30, 2026, the Company was in compliance with all covenants under the warehouse lines.

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

The following table presents information on warehouse and securitization facilities and the outstanding balance as of September 30, 2026 and December 31, 2025:

					Outstanding Balance
	Committed Amount	Uncommitted Amount	Total Facility Amount	Expiration Date	September 30, 2026	December 31, 2025
Facility 1(1)	$400,000	$600,000	$1,000,000	9/21/2027	$288,023	$536,653
Facility 2(1)(5)	1,000	299,000	300,000	10/21/2026	19,872	251,540
Facility 3	—	225,000	225,000	2/25/2027	109,433	73,419
Facility 4(5)	—	175,000	175,000	10/27/2026	98	162,446
Facility 5(1)(2)	—	200,000	200,000	N/A	—	—
Facility 6	1,000	299,000	300,000	9/17/2027	182,758	285,854
Facility 7(3)(4)	—	—	—	9/25/2026	—	300,000
Facility 8	250,000	350,000	600,000	11/13/2026	266,860	445,828
Facility 9(1)	—	600,000	600,000	5/26/2027	184,700	546,799
Facility 10(3)	300,000	—	300,000	4/10/2028	300,000	300,000
Facility 11(1)(2)	—	150,000	150,000	N/A	—	—
Facility 12(3)	500,000	—	500,000	4/24/2029	500,000	—
Total	$1,452,000	$2,898,000	$4,350,000		$1,851,744	$2,902,539
(1)In addition to the warehouse line, the lender provides a separate gestation facility to finance recently sold MBS up to the MBS settlement date.
(2)This is an early funding facility with an Agency. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party by written notice.
(3)Securitization backed by a revolving warehouse facility to finance newly originated first-lien fixed and adjustable rate mortgage loans.

(4)In April 2026, facility was terminated prior to the expiration date and replaced by Facility 12.
(5)In October 2026, the Company allowed the facility or facilities to expire without renewal.

The following table presents information on borrowings under warehouse and securitization facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Maximum outstanding balance during the period	$2,493,639	$2,395,860	$3,024,131	$2,528,173
Average balance outstanding during the period	2,212,777	2,114,278	2,322,437	2,075,646
Collateral pledged (loans held for sale)	1,916,368	2,559,416	1,916,368	2,559,416
Weighted average interest rate during the period	5.67%	6.31%	5.64%	6.37%

NOTE 10 – DEBT OBLIGATIONS

The following table presents the outstanding debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Secured debt obligations, net:
Secured credit facilities
MSR facilities	$502,891	$503,556
Securities financing facilities	65,982	79,215
Servicing advance facilities	71,157	77,627
Total secured credit facilities	640,030	660,398
Term Notes	545,717	544,899
Other secured financings	109,638	87,953
Total secured debt obligations, net	1,295,385	1,293,250

Other debt obligations, net:
Senior Notes	720,684	807,053
Total debt obligations, net	$2,016,069	$2,100,303

Certain of the Company’s secured debt obligations require us to satisfy financial covenants, including minimum levels of profitability, tangible net worth, liquidity, and maximum levels of consolidated leverage. The Company was in compliance with all such financial covenants as of September 30, 2026.

Secured Credit Facilities

Secured credit facilities are revolving facilities collateralized by MSRs, trading securities, and servicing advances.

MSR Facilities

In August 2017, the Company established the loanDepot GMSR Master Trust to finance its Ginnie Mae mortgage servicing rights through the issuance of variable funding and/or term notes, each of which are secured by participation certificates representing beneficial interests in the Company’s Ginnie Mae mortgage servicing rights. In January 2024, the Company secured a new facility to re-issue a variable funding note that accrues interest at SOFR plus a margin per annum, providing an aggregate $200.0 million in borrowing capacity as of September 30, 2026 (including variable funding notes secured by servicing advances, see Servicing Advance Facilities below). In January 2025, the maturity date of the variable funding notes was extended to June 2027. As of September 30, 2026, the fair value of the mortgage servicing rights collateralizing the facility was $582.7 million. As of September 30, 2026, the Company had $132.2 million in outstanding variable funding notes and $1.5 million in unamortized deferred financing costs.

In May 2025, the loanDepot GMSR Master Trust issued the Series 2025-GT1 Term Notes (“GT1 Term Notes”) in the aggregate principal amount of $200.0 million. The GT1 Term Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in May 2030, or, if extended, to May 2032. The proceeds of the GT1 Term Notes offering were used to prepay in full a series of term notes that was issued in 2018 and had an outstanding principal balance of $200.0 million as of the date of prepayment. In July 2025, the loanDepot GMSR Master Trust issued the Series 2025-GT2 term notes (“GT2 Term Notes”) in the aggregate principal amount of $150.0 million. The GT2 Term Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in July 2030.

In January 2025, the Company entered into a credit facility agreement to provide for $400.0 million in borrowing capacity to replace a previous credit facility that was originally entered into in December 2021. This facility is secured by Freddie Mac mortgage servicing rights with a fair value of $421.6 million as of September 30, 2026. This facility bears interest at SOFR, plus a margin per annum and matures in January 2027. At September 30, 2026, there was $266.2 million outstanding on this facility and $0.3 million in unamortized deferred financing costs.

In May 2025, the Company amended its facility that was secured by Fannie Mae mortgage servicing rights to appoint a new administrative agent and to assign to the administrative agent 100% of the commitment under its credit agreement originally dated December 15, 2023. This revolving line of credit provided for up to $300.0 million in borrowing capacity until it was terminated in November 2025. In November 2025, the Company and the loanDepot FAMSR Master Trust entered into a new facility to finance its Fannie Mae mortgage servicing rights through the issuance of term notes and variable funding notes, each of which are secured by a participation certificate representing beneficial interests in the Company’s Fannie Mae mortgage servicing rights. In November 2025, the loanDepot FAMSR Master Trust issued up to $300.0 million of variable funding notes, the Series 2025-VF1 Notes. The Series 2025-VF1 Notes bear interest at SOFR, plus a margin per annum. As of September 30, 2026, the facility had a capacity of $150.0 million and a maturity date of June 2027.

In December 2025, the loanDepot FAMSR Master Trust issued a series of term notes, the Series 2025-FT1 Notes (“FT1 Term Notes”), in the aggregate principal amount of $200.0 million. The FT1 Term Notes are priced at a variable rate based on SOFR plus a margin per annum and are expected to mature in December 2030. As of September 30, 2026 this facility was secured by Fannie Mae mortgage servicing rights with a fair value of $428.3 million. At September 30, 2026, there was $107.1 million outstanding on this facility and $0.9 million in unamortized deferred financing costs.

Securities Financing Facilities

The Company has entered into master repurchase agreements to finance retained interest securities related to certain of its securitizations. The securities financing facilities have an advance rate between 50% and 85% based on classes of the securities and accrue interest at a rate of 90-day SOFR, plus a margin. The securities financing facilities are secured by the trading securities, which represent retained interests in the credit risk of the assets collateralizing certain securitization transactions. As of September 30, 2026, the trading securities had a fair value of $75.2 million on the consolidated balance sheets and there were $66.0 million in securities financing facilities outstanding.

Servicing Advance Facilities

In September 2020, the Company, through its indirect-wholly owned subsidiary loanDepot Agency Advance Receivables Trust (the “Advance Receivables Trust”), entered into a variable funding note facility for the financing of servicing advance receivables with respect to residential mortgage loans serviced by it on behalf of Fannie Mae and Freddie Mac. Pursuant to an indenture, the Advance Receivables Trust can issue up to $100.0 million in variable funding notes (the “2020-VF1 Notes”). The 2020-VF1 Notes accrue interest at SOFR plus a margin per annum. In September 2024, the 2020-VF1 Notes were extended to mature in May 2027 (unless earlier redeemed in accordance with their terms). At September 30, 2026, there was $22.9 million in 2020-VF1 Notes outstanding, secured by servicing advances of $27.9 million.

In November 2021, the Company, through the GMSR Trust, issued variable funding notes secured by principal and interest advance receivables and servicing advance receivables related to residential mortgage loans serviced on behalf of Ginnie Mae. These variable funding notes bear interest at SOFR plus a margin per annum. As disclosed in MSR Facilities above, the Company secured a new facility in January 2024 to issue variable funding notes and to extend their maturity to June 2027. As of September 30, 2026, there was $48.3 million outstanding on the variable funding notes, secured by servicing advances of $67.2 million.

Term Notes

In May 2025, the Company, through the GMSR Trust issued the Series 2025-GT1 Term Notes. The GT1 Term Notes mature in May 2030 or if extended pursuant to the terms of the Series 2025-GT1 Indenture Supplement, May 2032 and accrue interest at SOFR plus a margin per annum. At September 30, 2026, there were $200.0 million in GT1 Term Notes outstanding and $1.5 million of unamortized deferred financing costs. In July 2025, the Company, through the GMSR Trust issued the Series 2025-GT2 Term Notes. The GT2 Term Notes mature in July 2030 and accrue interest at SOFR plus a margin per annum. At September 30, 2026, there were $150.0 million in GT2 Term Notes outstanding and $1.1 million of unamortized deferred financing costs.

In December 2025, the Company, through the FAMSR Trust, issued the Series 2025-FT1 Term Notes. The FT1 Term Notes mature in December 2030 and accrue interest at SOFR plus a margin per annum. At September 30, 2026, there were $200.0 million in FT1 Term Notes outstanding and $1.7 million of unamortized deferred financing costs.

Other Secured Financings

In April 2024, the Company executed a securitization of a pool of approximately $150.0 million fixed-rate and adjustable-rate, performing, re-performing and non-performing residential mortgage loans, whereby the loans were transferred to statutory trust MMCA 2024-SD1. The Company evaluated the sale of loans according to ASC 860 - Transfers and Servicing and determined that the transaction does not qualify for sale treatment. As a result, the securitization was recorded as a secured borrowing in which the loans remained on the consolidated balance sheet as loans held for investment, at fair value and the securitization debt was also recognized on the consolidated balance sheet in debt obligations, net. The secured financing was collateralized by and indexed to the pool of residential mortgage loans held by a VIE.

In September 2026, the Company exercised its option to redeem $84.4 million in outstanding notes from the MMCA 2024-SD1 securitization trust. The majority of the loans held in the MMCA 2024-SD1 trust, together with additional performing and re-performing residential mortgage loans, were transferred to the MMCA 2026-SD1 securitization trust. The mortgage loan collateral for the $122.2 million of notes issued totaled $138.0 million in UPB. The Company evaluated the transfer of the loans under ASC 860, Transfers and Servicing, and determined that it does not qualify for sale accounting. As a result, the transaction is accounted for as a secured borrowing. The loans included in the MMCA 2026-SD1 securitization remain on the consolidated balance sheet as loans held for investment, at fair value, and the securitization debt is recognized as other secured financings in debt obligations, net. The secured financing is collateralized by and indexed to the pool of residential mortgage loans held by a VIE.

The Company evaluated the retirement of the MMCA 2024-SD1 notes under ASC 470-50, Debt – Modifications and Extinguishments, on an investor-by-investor basis. For noteholders that did not participate in the MMCA 2026-SD1 securitization, the notes were accounted for as extinguished, and the Company recognized a $1.2 million loss on debt extinguishment. For noteholders that exchanged their MMCA 2024-SD1 notes for MMCA 2026-SD1 notes, the exchange was accounted for as a modification. Third-party costs of $1.0 million associated with the modified notes were expensed as incurred, and $2.6 million unamortized debt discount and issuance costs on the modified notes continue to be amortized over the term of the MMCA 2026-SD1 notes. The expenses are included in other interest expense in the consolidated statements of operations.

As of September 30, 2026, there was $109.6 million outstanding in other secured financings, net of $11.7 million in debt discount and $0.8 million in unamortized deferred financing costs.

Senior Notes

In October 2020, the Company issued $500.0 million in aggregate principal amount of 6.50% unsecured senior notes due November 2025, (the “2025 Senior Notes”). In June 2024, the Company completed an offer to exchange any and all of the outstanding 2025 Senior Notes for newly issued Senior Secured Notes due November 2027 (the “2027 Senior Notes”). The offer was an exchange for a mixed consideration of $1,100 in cash and principal amount of 2027 Senior Notes for each $1,000 principal amount of 2025 Senior Notes tendered at or prior to the expiration date. At the time of expiration, the Company repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. Interest on the 2027 Senior Notes accrues at a rate of 8.750% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 2027 Senior Notes, in whole or in part, at various redemption prices. The 2027 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of LD Holding’s wholly-owned restricted subsidiaries, and secured by a first priority security interest (subject to permitted liens) in (1) a securities account holding certain risk retention securities (trading securities) held by MCS, a guarantor of the 2027 Senior Notes, (2) certain unencumbered non-agency mortgage servicing rights held by LDLLC, a guarantor of the 2027 Senior Notes, with a fair value of up to $60.0 million, and (3) a securities account holding $133.8 million aggregate principal as of September 30, 2026 of LD Holding’s 6.125% 2028 Senior Notes that were previously repurchased by LD Holdings held by ART, a guarantor of the 2027 Senior Notes.

The Company evaluated the debt exchange under the guidance in ASC 470-50 Debt - Modifications and Extinguishments. As the present value of the cash flows under the 2027 Senior Notes differed by more than 10% from the present value of the remaining cash flows under the terms of the 2025 Senior Notes, it was determined that the debt was substantially different, and therefore, the transaction was accounted for as a debt extinguishment. In November 2025, the 2025 Senior Notes matured and the remaining principal balance of $19.8 million was redeemed. In the nine months ended September 30, 2026, the Company repurchased $70.0 million of the 2027 Senior Notes at an average purchase price of 89.9% of par, which resulted in a $2.6 million gain on extinguishment of debt, net of debt discount and deferred financing fees. As of September 30, 2026, there were $270.7 million in 2027 Senior Notes outstanding, $12.9 million of unamortized debt discount and $1.8 million in unamortized deferred financing costs.

In March 2021, the Company issued $600.0 million in aggregate principal amount of 6.125% unsecured senior notes due April 2028 (the “2028 Senior Notes” and together with the 2027 Senior Notes, the "Senior Notes"). Interest on the 2028 Senior Notes accrues at a rate of 6.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the 2028 Senior Notes at various redemption prices. In the nine months ended September 30, 2026, the Company repurchased $33.1 million of the 2028 Senior Notes at an average purchase price of 84.6% of par, which resulted in a $5.0 million gain on extinguishment of debt, net of deferred financing fees. As of September 30, 2026, there were $466.2 million in 2028 Senior Notes outstanding and $1.5 million in unamortized deferred financing costs.

Interest Expense

Interest expense on all outstanding debt obligations with variable rates is paid based on SOFR, or other alternative base rate, plus a margin ranging from 0.75% - 4.25%.

NOTE 11 – EQUITY

The Company consolidates the financial results of LD Holdings and reports noncontrolling interest related to the interests held by the Continuing LLC Members. The noncontrolling interest of $124.7 million and $151.5 million as of September 30, 2026 and December 31, 2025, respectively, represented the economic interest in LD Holdings held by the Continuing LLC Members. The Continuing LLC Members have the right to exchange one Holdco Unit and one share of Class B common stock or Class C common stock, as applicable, together for cash or one share of Class A common stock at the Company’s election, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. As Continuing LLC Members convert shares, noncontrolling interest is adjusted to proportionately reduce the economic interest in LD Holdings with an offset to additional paid-in-capital on the consolidated statements of equity. The following table summarizes the ownership of LD Holdings as of September 30, 2026 and December 31, 2025.

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

	September 30, 2026		December 31, 2025
Holding Member Interests:	Holdco Units	Ownership Percentage	Holdco Units	Ownership Percentage
loanDepot, Inc.	232,714,066	68.72%	226,624,444	67.82%
Continuing LLC Members	105,927,686	31.28%	107,515,082	32.18%
Total	338,641,752	100.00%	334,139,526	100.00%

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

The following tables set forth the calculation of basic and diluted loss per share for Class A common stock and Class D common stock:

	Three Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2026
	Class A	Class D	Total	Class A	Class D	Total
Net loss allocated to common stockholders	$(19,729)	$—	$(19,729)	$(57,773)	$(3,976)	$(61,749)
Weighted average shares - basic	232,312,698	—	232,312,698	216,096,555	14,872,701	230,969,256
Loss per share - basic	$(0.08)	$—	$(0.08)	$(0.27)	$(0.27)	$(0.27)

Weighted average shares - diluted	232,312,698	—	232,312,698	216,096,555	14,872,701	230,969,256
Loss per share - diluted	$(0.08)	$—	$(0.08)	$(0.27)	$(0.27)	$(0.27)

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	Class A	Class D	Total	Class A	Class D	Total
Net loss allocated to common stockholders	$(2,642)	$(2,240)	$(4,882)	$(21,316)	$(18,850)	$(40,166)
Weighted average shares - basic	114,416,310	97,026,671	211,442,981	109,718,453	97,026,671	206,745,124
Loss per share - basic	$(0.02)	$(0.02)	$(0.02)	$(0.19)	$(0.19)	$(0.19)

Weighted average shares - diluted	114,416,310	97,026,671	211,442,981	109,718,453	97,026,671	206,745,124
Loss per share - diluted	$(0.02)	$(0.02)	$(0.02)	$(0.19)	$(0.19)	$(0.19)

The potential dilutive effect of the exchange of Class B common stock or Class C common stock for Class A common stock is evaluated under the if-converted method. Reallocation of net income or loss attributable to the dilutive impact of the exchange for Class A common stock was tax-effected using the combined federal and state rate (less federal benefit) of (0.3)% and 25.4% for the three months ended September 30, 2026 and 2025, respectively, and 0.1% and 25.4%, for the nine months ended September 30, 2026 and 2025, respectively. The potential dilutive effect of stock options and restricted stock units is evaluated under the treasury stock method. The following table summarizes the shares that were anti-dilutive and excluded from the computation of diluted earnings (loss) per share for the presented periods.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Class B and Class C common stock	105,977,644	119,970,814	106,108,197	123,031,001
Stock options and restricted stock units(1)	21,303,578	8,761,006	16,014,880	13,414,756
Total	127,281,222	128,731,820	122,123,077	136,445,757
(1)Stock options and restricted stock units are weighted for the portion of the period for which they were outstanding.

NOTE 13 – INCOME TAXES

The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure and changes in valuation allowance. The Company recorded an income tax benefit of $76 thousand and $14.0 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the income tax benefit was primarily attributable to an increase in the valuation allowance, reflected in the estimated annual effective tax rate, against deferred tax assets for net operating losses generated during 2026.

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

The Company establishes a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized based on management’s assessment of positive and negative evidence. As of September 30, 2026, the Company had a valuation allowance on the deferred tax assets mainly related to net operating losses and tax credit carryforwards that have limited carryforward periods and may expire prior to the Company being able to utilize them.

The Company recognized a TRA liability of $111.3 million and $109.1 million as of September 30, 2026 and December 31, 2025, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the

TRA as a result of the offering transaction. Refer to Note 15 - Commitments and Contingencies, for further information on the TRA liability.

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

Fees earned and costs incurred from joint ventures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loan processing and administrative services fee income	$4,254	$4,276	$12,781	$12,443
Loan origination broker fees expense	19,392	19,770	57,954	58,518

Net amounts payable to or receivable from joint ventures were as follows:

	September 30, 2026	December 31, 2025
Amounts payable to joint ventures	$3,629	$4,926

The Company has entered into a TRA with Parthenon Stockholders and certain Continuing LLC Members. There were no payments made during the nine months ended September 30, 2026 or September 30, 2025.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Escrow Services

In conducting its operations, the Company, through its wholly-owned subsidiaries, LDSS and ACT, routinely hold customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for the Company’s customers totaled $5.6 million and $78.2 million at September 30, 2026 and December 31, 2025, respectively.

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

Telephone Consumer Protection Act Class Actions

loanDepot.com, LLC is a defendant in multiple putative class action lawsuits alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”), related to marketing and customer communications. Of these actions, Jeffrey Kearns v. loanDepot.com, LLC (“Kearns”), filed in June 2022 has been certified as a class action and is pending in the United States District Court for the Central District of California. Kearns seeks actual and statutory damages under the TCPA, injunctive relief, and attorneys’ fees and costs. The Company believes it has substantial defenses to the claims asserted in the Kearns lawsuit and intends to contest the claims vigorously, but the Company believes a loss is reasonably possible. However, the Company is unable to reasonably estimate the amount or range of possible loss that may result from the Kearns matter at this time due primarily to unresolved issues relating to calculation methodologies that may be applied. The remaining actions are in various stages of litigation and have not been certified as classes. Absent class certification, the Company believes these other actions are ordinary routine litigation matters incidental to our business.

Truth in Lending Act Class Actions

In July 2025, five borrowers filed a putative class action lawsuit against loanDepot.com, LLC in the United States District Court for the District of Maryland. The lawsuit alleges that loanDepot violated the Truth in Lending Act (“TILA”) by requiring loan officers to transfer retail borrowers’ loans to Internal Loan Consultants in certain circumstances and reducing the compensation those loan officers received on those loans. The complaint seeks certification of a nationwide proposed class, actual damages, statutory damages equal to all finance charges and fees paid by class members, attorneys' fees and costs, and other relief the court deems appropriate. The Company believes it has substantial defenses to this lawsuit, and it continues to vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time, due to the early stage of the proceedings, the significant factual and legal uncertainties involved, and the inability to determine the scope of any potential class.

In October 2026, two borrowers filed a putative class action lawsuit against loanDepot.com, LLC in the Circuit Court for Baltimore County, Maryland. The lawsuit alleges that loanDepot's Consumer Direct Division compensated production managers in violation of TILA and Regulation Z and seeks certification of a Maryland proposed class, statutory damages equal to all finance charges and fees paid by class members, attorneys' fees and costs, and other relief the court deems appropriate. The Company believes it has substantial defenses to this lawsuit, and it intends to vigorously defend against it. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time, due to the early stage of the proceedings, the significant factual and legal uncertainties involved, and the inability to determine the scope of any potential class.

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

Joint Venture Class Action

In July 2026, two plaintiffs filed a putative class action lawsuit against loanDepot.com, LLC (as substituted for loanDepot, Inc. by amended complaint), LGI Homes, Inc., and LGI Mortgage Solutions, LLC, a joint venture of loanDepot.com, LLC, and LGI Homes, Inc., in the United States District Court for the Middle District of Florida. The lawsuit alleges that defendants engaged in deceptive advertising and sales practices in connection with home sales and mortgage financing. The plaintiffs assert claims under the Florida Deceptive and Unfair Trade Practices Act, as well as claims for fraud, negligent misrepresentation, and violations of the Truth in Lending Act. The plaintiffs seek certification of two statewide classes and request damages, restitution, injunctive relief, attorneys' fees, and other relief. The Company believes it has substantial defenses to these claims and intends to defend the matter vigorously. The Company does not believe that a loss is probable or that the amount or range of loss is reasonably estimable at this time because the matter remains in its preliminary stages and is subject to significant factual, legal and class certification uncertainties.

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of September 30, 2026 and December 31, 2025 approximated $2.1 billion and $2.5 billion, respectively. These loan commitments are treated as derivatives and are carried at fair value, refer to Note 6 - Derivative Financial Instruments and Hedging Activities for further information on derivatives.

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

The activity related to the loan loss obligation for sold loans is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$17,102	$17,386	$16,116	$18,417
Provision for loan loss obligations	7,870	2,482	15,254	6,359
Charge-offs	(4,065)	(3,150)	(10,463)	(8,058)
Balance at end of period	$20,907	$16,718	$20,907	$16,718

Obligation for Sold MSRs

The Company recognizes sales of mortgage servicing rights as sales if title passes, if substantially all risks and rewards of ownership have irrevocably passed to the purchaser, and any protection provisions retained by the Company are minor and can be reasonably estimated.  If a sale is recognized and only minor protection provisions exist, a liability for the estimated obligation associated with those provisions is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The Company establishes a reserve related to the reimbursement of the purchase price for any loans that are prepaid in full within 90 days of the MSR sale transaction. The obligation for sold MSRs was $1.6 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively.

TRA Liability

The Company recognized a TRA liability of $111.3 million and $109.1 million as of September 30, 2026 and December 31, 2025, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of the offering transaction. The amounts payable under the TRA will vary depending on a number of factors, such as the amount and timing of taxable income attributable to loanDepot, Inc. Refer to Note 14 - Related Party Transactions for further detail on the payments.

NOTE 16 – REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS

The Company is subject to financial eligibility requirements including minimum capital and liquidity requirements established by HUD, FHFA for Fannie Mae and Freddie Mac seller/servicers, and Ginnie Mae for single family issuers. Failure to maintain minimum capital and liquidity requirements can result in FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company's ability to sell loans to, or securitize loans with, and service loans on behalf of FHFA and Ginnie Mae. The most restrictive of the minimum net worth and capital requirements require loanDepot.com to maintain a minimum adjusted net worth balance of $338.2 million as of September 30, 2026. As of September 30, 2026, the Company was in compliance with its regulatory capital and liquidity requirements.

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

As the Company operates as one operating segment, financial data provided in the consolidated financial statements, including total net revenues, consolidated net loss, and total assets, represent the performance of our single reportable segment. The consolidated statements of operations reflect the same level of significant expense categories regularly provided to the CODM for decision-making purposes. General and administrative expense reported in the consolidated statements of operations includes office and equipment expense, professional fees such as legal, compliance, consulting, and expenses for audit and tax services, data processing, telecommunications, travel and entertainment and other general expenses.

For the three and nine months ended September 30, 2026, there was no change in segmentation or measurement methods for segment reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company's financial condition, cash flows, and results of operations from management's perspective and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Part I. Item 1 of this report. The results of operations described below are not necessarily indicative of the results to be expected for any future periods. This discussion includes forward-looking information that involves risks and assumptions which could cause actual results or outcomes to differ materially from management’s expectations. See our cautionary language at the beginning of this report under “Special Note Regarding Forward-Looking Statements” and for a more complete discussion of the factors that could affect our future results refer to Part II, Item 1A "Risk Factors” in this report and Part I, Item 1A "Risk Factors" and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K and elsewhere in our filings with the SEC. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
Overview
We are a customer-centric, technology-empowered residential mortgage platform. Our goal is to be the lender of choice for consumers and the employer of choice by being a company that operates on sound principles of exceptional value, ethics, and transparency. Since our inception we have significantly expanded our origination platform as well as developed an in-house servicing platform. Our primary sources of revenue are derived from the origination of conventional and government mortgage loans, home equity loans, servicing conventional and government mortgage loans, and providing ancillary services.
In August 2026, the Company received a written notice from the NYSE that it was not in compliance with a continued listing standard because the average closing price of the Company's Class A Common Stock was less than $1.00 per share over a consecutive 30 trading-day period. The Company has a period of six months following receipt of the notice to regain compliance with the minimum share price requirement. The Company’s Class A Common Stock continues to trade on the NYSE during the cure period. We informed the NYSE that we intend to cure the deficiency and will consider available alternatives to cure the stock price non-compliance, including, if necessary, a reverse stock split that would be subject to stockholder approval no later than at loanDepot’s next annual meeting of stockholders anticipated for early June 2027.
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
In September 2026, the Federal Reserve increased the Federal Funds rate by 25 basis points to a range of 3.75% to 4.00%. During the third quarter of 2026, mortgage rates remained elevated and, according to FHLMC Primary Mortgage Market Survey, increased to a one-year high of 7.40% in October 2026, partly due to geopolitical tensions stemming from the conflict in Iran and higher energy prices driving inflation concerns. The rate environment continued to negatively affect housing affordability and loan qualification of homebuyers, contributed to the “lock-in” effect of borrowers that secured lower long-term interest rates during 2020 and 2021 giving rise to a lack of supply of homes available for sale, and decreased demand for refinancing, taken together resulting in lower demand for mortgage loans.
In April 2026 we meaningfully accelerated our digital transformation by launching our 5x5 HomeLoan HELOC product, which delivers approval in as little as five minutes and funding in as few as five days and brings real value to those seeking smart, seamless, and convenient solutions to their financing needs. Our strategic expansion into higher margin HELOC products is designed to drive volume in a higher interest rate environment as demand for traditional refinance volume declines, and demonstrates the strategic advantage of our Direct Channel by shifting our marketing strategy and product mix to best suit the operating environment. Integrating this product across our channels, helped to lower our cost of production, improve the customer experience, close more loans more quickly and contributed to a 33% increase in total unit volume compared to the third quarter of 2025.

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
Gain on sale margin represents the total of (i) gain on origination and sale of loans, net, and (ii) origination income, net, divided by loan origination volume during the period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
IRLCs	$7,519,545	$9,463,052	$27,959,256	$25,661,739
IRLCs (units)	26,476	34,790	96,551	95,298
Pull-through weighted lock volume	$5,607,089	$6,970,592	$20,513,652	$18,737,337
Pull-through weighted gain on sale margin	3.99%	3.39%	3.30%	3.41%

Loan originations by purpose:
Purchase	$4,325,991	$3,949,864	$12,046,133	$11,277,549
Refinance	2,721,838	2,584,110	10,654,027	7,164,882
Total loan originations	$7,047,829	$6,533,974	$22,700,160	$18,442,431
Loan originations (units)	32,938	24,767	88,189	69,010
Gain on sale margin	3.18%	3.61%	2.98%	3.46%
Licensed loan officers	1,931	1,574	1,931	1,574
Headcount	4,735	4,553	4,735	4,553

Loans sold:
Servicing retained	$5,222,684	$4,168,356	$17,685,323	$11,918,712
Servicing released	2,495,561	2,488,073	6,421,676	6,847,994
Total loans sold(1)	$7,718,245	$6,656,429	$24,106,999	$18,766,706
Loans sold (units)	35,491	25,407	92,430	70,467

Servicing metrics:
Total servicing portfolio (unpaid principal balance)	$115,791,359	$118,228,146	$115,791,359	$118,228,146
Total servicing portfolio (units)	441,209	440,358	441,209	440,358
60+ days delinquent ($)(2)	$2,371,572	$1,715,453	$2,371,572	$1,715,453
60+ days delinquent (%)	2.05%	1.45%	2.05%	1.45%
Servicing rights at fair value, net(3)	$1,702,970	$1,618,259	$1,702,970	$1,618,259
Weighted average servicing fee (4)	0.31%	0.30%	0.31%	0.30%
Multiple(4) (5)	5.1	4.8	5.1	4.8
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

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth our consolidated financial statement data for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2026	2025
	(Unaudited)
REVENUES:
Net interest income	$2,959	$3,059	$(100)	(3.3)%
Gain on origination and sale of loans, net	159,372	201,304	(41,932)	(20.8)
Origination income, net	64,607	34,750	29,857	85.9
Servicing fee income	112,672	111,783	889	0.8
Change in fair value of servicing rights, net	(37,511)	(46,198)	8,687	18.8
Other income	5,046	18,626	(13,580)	(72.9)
Total net revenues	307,145	323,324	(16,179)	(5.0)
EXPENSES:
Personnel expense	171,507	161,150	10,357	6.4
Marketing and advertising expense	27,717	37,700	(9,983)	(26.5)
Direct origination expense	34,572	21,965	12,607	57.4
General and administrative expense	44,774	45,352	(578)	(1.3)
Occupancy expense	4,808	4,287	521	12.2
Depreciation and amortization	5,833	6,729	(896)	(13.3)
Servicing expense	8,551	12,138	(3,587)	(29.6)
Other interest expense	37,979	44,292	(6,313)	(14.3)
Total expenses	335,741	333,613	2,128	0.6

Loss before income taxes	(28,596)	(10,289)	(18,307)	(177.9)
Income tax expense (benefit)	90	(1,555)	1,645	105.8
Net loss	(28,686)	(8,734)	(19,952)	(228.4)
Net loss attributable to noncontrolling interests	(8,957)	(3,852)	(5,105)	(132.5)
Net loss attributable to loanDepot, Inc.	$(19,729)	$(4,882)	$(14,847)	(304.1)%
The increase in net loss of $20.0 million was due to a $16.2 million decrease in total net revenues, a $2.1 million increase in total expenses, and a $1.6 million increase in income tax expense. The decrease in total net revenues was primarily due to a decrease in gain on origination and sale of loans, net and a decrease in other income, partially offset by an increase in origination income, net and a decrease in loss from change in fair value of servicing rights, net. The increase in total expenses was primarily due to an increase in direct origination expense and an increase in personnel expense driven by an increase in headcount and commission expense, offset by decreases in marketing and advertising, other interest expense, and servicing expense.

Revenues
Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net, was comprised of the following components:

	Three Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2026	2025
(Discount) premium from loan sales	$(16,096)	$61,217	$(77,313)	(126.3)%
Fair value of servicing rights additions	79,201	69,163	10,038	14.5
Fair value (losses) gains on IRLC and LHFS	(94,642)	201	(94,843)	NM
Fair value gains (losses) from Hedging Instruments	112,377	(24,544)	136,921	557.9
Discount points, rebates and lender paid costs	86,402	97,749	(11,347)	(11.6)
Provision for loan loss obligation for loans sold	(7,870)	(2,482)	(5,388)	(217.1)
Total gain on origination and sale of loans, net	$159,372	$201,304	$(41,932)	(20.8)%

The $41.9 million or 20.8% decrease in gain on origination and sale of loans, net was primarily driven by a 19.6% decrease in pull-through weighted interest rate lock volumes primarily reflecting a shift in product mix to HELOC production which does not carry an associated interest rate lock.
Origination Income, Net. Origination income, net, reflects the fees that we earn, net of lender credits we pay, from originating loans. Origination income includes loan origination fees, processing fees, underwriting fees, and other fees collected from the borrower at the time of funding. Lender credits typically include rebates or concessions to borrowers for certain loan origination costs. The $29.9 million or 85.9% increase in origination income, net, was the result of HELOC volumes increasing from the launch of our 5x5 HomeLoan product during the second quarter of 2026.
Change in Fair Value of Servicing Rights, Net. Change in fair value of servicing rights, net includes (i) fair value gains or losses net of Hedging Instrument gains or losses; (ii) collection/realization of cash flows, which includes principal amortization and prepayments; and (iii) realized gains or losses on the sales of servicing rights. The increase of $8.7 million or 18.8% reflects an $8.1 million increase in fair value, net of hedge related to improved market pricing from higher mortgage interest rates, decreased investor yield requirements and strong investor demand for lower coupon servicing and a $1.7 million decrease in fallout, partially offset by a $1.1 million increase in provision for early payoff losses.
Other Income. Other income includes our pro rata share of the net earnings from joint ventures and fee income from title, escrow, and settlement services for mortgage loan transactions performed by LDSS, fair value gains or losses on trading securities, interest income on cash deposits and interest income and fair value gains or losses from loans held for investment. The decrease of $13.6 million or 72.9% was attributable to a $6.5 million decrease in fair value gain on trading securities and a $2.5 million decrease in fair value gain on loans held for investment related to significant increases in interest rates, a $2.6 million decrease in title and escrow fees, and a $2.2 million decrease in other income primarily related to bank interest income.
Expenses
Personnel Expense. Personnel expense includes salaries, commissions, incentive compensation, benefits, and other employee costs. The increase of $10.4 million or 6.4% is primarily due to a $5.7 million volume-related increase in commissions, a $3.7 million increase in salaries and benefits, and a $2.7 million increase in stock-based compensation related to new grants in the current year and increased forfeitures in the same quarter of prior year, partially offset by a $1.8 million decrease in severance. As of September 30, 2026, we had 4,735 employees compared to 4,553 employees as of September 30, 2025.
Marketing and Advertising Expense. The decrease of $10.0 million or 26.5% primarily reflects a $4.2 million decrease related to brand marketing expense, a $4.0 million decrease in lead generation, and a $3.2 million decrease in direct mail spend, offset by an increase of $1.2 million in website and social media marketing primarily attributable to enhanced marketing effectiveness, including more targeted marketing strategies and improved lead conversion rates.
Direct Origination Expense. Direct origination expense reflects the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including underwriting, appraisal, credit report, loan document and other expenses paid to non-affiliates. The $12.6 million or 57.4% increase in direct origination expense was the result of an increase in loan origination cost related to the volume of our 5x5 HomeLoan product.
Servicing Expense. The decrease of $3.6 million or 29.6% in servicing expense primarily reflects a decrease in claims and REO losses.
Other Interest Expense. The $6.3 million or 14.3% decrease in other interest expense was the result of a $6.4 million gain on debt extinguishment and $1.6 million decrease in interest expense related to the repurchase of senior notes and a $0.6 million decrease in interest expense related to a reduction in secured credit financing, offset by a $2.2 million loss on extinguishment related to the refinancing of the MMCA 2024-SD1 securitization.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table sets forth our consolidated financial statement data for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2026	2025
	(Unaudited)
REVENUES:
Net interest income	$7,922	$8,017	$(95)	(1.2)%
Gain on origination and sale of loans, net	528,118	542,490	(14,372)	(2.6)
Origination income, net	149,453	95,539	53,914	56.4
Servicing fee income	333,385	324,270	9,115	2.8
Change in fair value of servicing rights, net	(121,428)	(139,677)	18,249	13.1
Other income	33,403	48,843	(15,440)	(31.6)
Total net revenues	930,853	879,482	51,371	5.8
EXPENSES:
Personnel expense	527,603	465,427	62,176	13.4
Marketing and advertising expense	83,417	113,828	(30,411)	(26.7)
Direct origination expense	87,500	64,375	23,125	35.9
General and administrative expense	139,183	129,214	9,969	7.7
Occupancy expense	13,678	12,715	963	7.6
Depreciation and amortization	18,037	20,774	(2,737)	(13.2)
Servicing expense	28,849	30,321	(1,472)	(4.9)
Other interest expense	122,912	131,555	(8,643)	(6.6)
Total expenses	1,021,179	968,209	52,970	5.5
Loss before income taxes	(90,326)	(88,727)	(1,599)	(1.8)
Income tax benefit	(76)	(14,023)	13,947	99.5
Net loss	(90,250)	(74,704)	(15,546)	(20.8)
Net loss attributable to noncontrolling interests	(28,501)	(34,538)	6,037	17.5
Net loss attributable to loanDepot, Inc.	$(61,749)	$(40,166)	$(21,583)	(53.7)%
The increase in net loss of $15.5 million was due to a $53.0 million increase in total expenses and a $13.9 million decrease in income tax benefit primarily attributable to an increase in the valuation allowance, reflected in the estimated annual effective tax rate, against deferred tax assets for net operating losses generated during 2026, partially offset by a $51.4 million increase in total net revenues. The increase in total expenses was driven by increases in personnel expense, direct origination expense, and general and administrative expense, partially offset by decreases in marketing and advertising expense, and other interest expense. The increase in total revenues was primarily due to an increase in origination fee income from higher loan origination volume and a decrease in loss from the change in fair value of servicing rights, net, offset by a decrease in other income.

Revenues
Gain on Origination and Sale of Loans, Net. Gain on origination and sale of loans, net was comprised of the following components:

	Nine Months Ended September 30,		Change $	Change %
(Dollars in thousands)	2026	2025
(Discount) premium from loan sales	$(3,805)	$79,415	$(83,220)	(104.8)%
Fair value of servicing rights additions	264,686	188,789	75,897	40.2
Fair value (losses) gains on IRLC and LHFS	(103,138)	58,451	(161,589)	(276.5)
Fair value gains (losses) from Hedging Instruments	139,695	(55,355)	195,050	352.4
Discount points, rebates and lender paid costs	245,934	277,547	(31,613)	(11.4)
Provision for loan loss obligation for loans sold	(15,254)	(6,357)	(8,897)	(140.0)
Total gain on origination and sale of loans, net	$528,118	$542,490	$(14,372)	(2.6)%

The $14.4 million or 2.6% decrease in gain on origination and sale of loans, net was primarily driven by a decrease in pull-through weighted gain on sale margin of 11 basis points and an increase in provision for loan loss obligations related to an increase in estimated frequency and severity, partially offset by a 9.5% increase in pull-through weighted interest rate lock volumes.
Origination Income, Net. The $53.9 million or 56.4% increase in origination income, net, was the result of origination fees from an increase in loan originations and contributions from increased HELOC volumes associated with the launch of our 5x5 HomeLoan product during the nine months ended September 30, 2026.
Servicing Fee Income. The increase of $9.1 million or 2.8% reflects an increase in servicing fee collections due to a 2.7% increase in our servicing portfolio.
Change in Fair Value of Servicing Rights, Net. The increase of $18.2 million or 13.1% reflects an increased gain of $40.8 million in fair value, net of hedge related to improved market pricing from higher mortgage interest rates, decreased investor yield requirements and strong investor demand for lower coupon servicing, partially offset by a $20.3 million increase in fallout and decay,a $1.6 million increase in MSR sale losses and broker fees, and a $0.7 million increase in provision for early payoff losses related to sales.
Other Income. The decrease of $15.4 million or 31.6% in other income was attributable to an $11.6 million decrease in fair value on trading securities and LHFI due to an increase in interest rates and a $4.3 million decrease in other income primarily related to bank interest income, offset by a $1.0 million increase in income from joint ventures.
Expenses
Personnel Expense. The increase of $62.2 million or 13.4% is primarily due to a $37.2 million volume-related increase in commissions, a $16.2 million increase in salaries and benefits due to an increase in headcount and benefits cost primarily attributable to licensed loan officer growth, and a $10.9 million increase in stock-based compensation related to new grants in the current year compared to higher forfeitures in the prior year, partially offset by a $2.2 million decrease in severance. As of September 30, 2026, we had 4,735 employees compared to 4,553 employees as of September 30, 2025.
Marketing and Advertising Expense. The decrease of $30.4 million or 26.7% primarily reflects a $13.7 million decrease in lead generation expense, a $12.7 million decrease related to brand marketing expense, and a $5.9 million decrease in direct mail spend primarily attributable to enhanced marketing effectiveness, including more targeted marketing strategies and improved lead conversion rates.

Direct Origination Expense. The $23.1 million or 35.9% increase in direct origination expense was the result of an increase in loan originations including costs associated with the volume of our 5x5 HomeLoan product.
General and Administrative Expense. The $10.0 million or 7.7% increase in general and administrative expense included a $3.8 million increase in office and equipment expenses primarily related to software subscriptions, a $3.6 million increase in other general expenses which included a $1.0 million loss on disposal of fixed assets, a $1.7 million increase in legal expense due to an insurance recovery in the prior year, a $1.5 million increase in loss contingency, a $1.1 million increase in compliance fees, and a $1.1 million increase in travel, offset by a $3.1 million decrease in consulting fees.
Depreciation and amortization. The $2.7 million or 13.2% decrease in depreciation and amortization is primarily related to a $4.6 million decrease in software development amortization for assets reaching end of life, partially offset by a $2.1 million increase in computer equipment depreciation.
Other Interest Expense. The $8.6 million or 6.6% decrease in other interest expense was the result of a $7.5 million gain on debt extinguishment related to the repurchase of senior notes and a $1.1 million decrease in related senior note interest expense, offset by a $2.2 million loss on extinguishment related to the refinancing of the MMCA 2024-SD1 securitization.

Balance Sheet Highlights
September 30, 2026 Compared to December 31, 2025
The following table sets forth our consolidated balance sheets as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025	Change $	Change %
	(Unaudited)
ASSETS
Cash and cash equivalents	$214,413	$337,232	$(122,819)	(36.4)%
Restricted cash	119,126	63,790	55,336	86.7
Loans held for sale, at fair value	1,979,288	3,165,542	(1,186,254)	(37.5)
Loans held for investment, at fair value	116,221	109,821	6,400	5.8
Derivative assets, at fair value	72,842	42,365	30,477	71.9
Servicing rights, at fair value	1,725,465	1,658,223	67,242	4.1
Trading securities, at fair value	75,179	85,640	(10,461)	(12.2)
Property and equipment, net	71,075	61,929	9,146	14.8
Operating lease right-of-use assets	23,358	23,877	(519)	(2.2)
Loans eligible for repurchase	1,504,587	1,074,386	430,201	40.0
Investments in joint ventures	18,128	18,251	(123)	(0.7)
Other assets	244,069	216,880	27,189	12.5
Total assets	$6,163,751	$6,857,936	$(694,185)	(10.1)%

LIABILITIES & EQUITY
Warehouse and other lines of credit	$1,851,744	$2,902,539	$(1,050,795)	(36.2)%
Accounts payable, accrued expenses and other liabilities	418,375	349,350	69,025	19.8
Derivative liabilities, at fair value	29,424	10,718	18,706	174.5
Liability for loans eligible for repurchase	1,504,587	1,074,386	430,201	40.0
Operating lease liability	32,638	34,630	(1,992)	(5.8)
Debt obligations, net	2,016,069	2,100,303	(84,234)	(4.0)
Total liabilities	5,852,837	6,471,926	(619,089)	(9.6)
Total equity	310,914	386,010	(75,096)	(19.5)
Total liabilities and equity	$6,163,751	$6,857,936	$(694,185)	(10.1)%

Cash and Cash Equivalents. The $122.8 million or 36.4% decrease in cash and cash equivalents relates to repurchases of Senior Notes, paydowns of secured credit facilities, increases in retained servicing rights, and additional net losses, partially offset by proceeds received from the MSR bulk sale.
Restricted Cash. Restricted cash was $119.1 million as of September 30, 2026 compared to $63.8 million as of December 31, 2025 representing an increase of $55.3 million or 86.7%. The increase was primarily the result of increases in prepaid lending commitments and increases in cash collateral associated with warehouse lines and debt obligations, offset by decreases in cash collateral for hedge positions.
Loans Held for Sale, at Fair Value. The $1.2 billion or 37.5% decrease is due to loan sales exceeding originations by $1.7 billion, partially offset by $692.7 million in repurchases.
Derivative Assets, at Fair Value. The $30.5 million or 71.9% increase reflects a $55.5 million increase in Hedging Instruments, offset by a $25.1 million decrease in IRLCs from higher notional balances.

Loans Eligible for Repurchase. Loans eligible for repurchase were $1.5 billion as of September 30, 2026, as compared to $1.1 billion as of December 31, 2025, representing an increase of $430.2 million or 40.0%. The increase between periods was driven by an increase in loans that were 90 days or more delinquent at September 30, 2026.
Servicing Rights, at Fair Value. The $67.2 million or 4.1% increase was comprised of $264.7 million of capitalized servicing rights from servicing-retained loan sales and a $119.5 million increase in fair value related to improved market pricing from higher mortgage interest rates, decreased investor yield requirements and strong investor demand for lower coupon servicing, partially offset by $143.4 million from principal amortization and prepayments, and a $172.0 million reduction from sales of servicing rights associated with $9.7 billion in UPB.
Warehouse and Other Lines of Credit. The decrease of $1.1 billion or 36.2% is consistent with the decrease in loans held for sale during the nine months ended September 30, 2026.
Accounts Payable, Accrued Expenses and Other Liabilities. The increase of $69.0 million or 19.8% is due to a $36.3 million increase in margin call payables, a $23.7 million increase in deferred revenue, and a $9.0 million increase in accounts payable and other accrued expenses.
Derivative Liabilities, at Fair Value. The increase of $18.7 million or 174.5% reflects a $12.4 million increase in IRLCs and a $6.3 million increase in Hedging Instrument liabilities from higher interest rates.
Debt Obligations, net. The decrease of $84.2 million or 4.0% primarily relates to $86.4 million in repurchases of senior notes net of discount and deferred costs, and a $20.4 million decrease in secured credit facilities, partially offset by an increase of $21.7 million in other secured financings related to the securitization of MMCA 2026-SD1 and corresponding redemption of MMCA 2024-SD1.
Equity. Total equity was $310.9 million and $386.0 million as of September 30, 2026 and December 31, 2025, respectively. The decrease was primarily attributed to a net loss of $90.3 million, $2.6 million in repurchases of treasury shares, and a $1.7 million decrease due to conversion-related adjustments to deferred taxes and TRA liability, partially offset by stock-based compensation of $18.0 million and an increase of $1.0 million related to the issuance of common stock through the exercise of stock options.
Liquidity and Capital Resources
Liquidity
Our liquidity reflects our ability to meet current and potential cash requirements. We forecast the need to have adequate liquid funds available to operate and grow our business. As of September 30, 2026, unrestricted cash and cash equivalents were $214.4 million and committed and uncommitted available capacity under our warehouse and other lines of credit was $2.5 billion.
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
We sold $9.5 billion of our servicing portfolio in the third quarter 2026 and used the proceeds to repurchase Senior Notes at a discount to par and paydown additional debt which reduced our debt obligations, net by $114.1 million, and strengthened our liquidity position. We executed and closed an additional sale of $9.3 billion of our servicing portfolio in October 2026 adding to our liquidity position and further reducing debt.
At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to maintain our current loan operations, originations and capital commitments for the next twelve months assuming we are able to refinance the 2027 Senior Notes due in November 2027. However, we will continue to review our liquidity needs in light of current and anticipated mortgage market conditions and we are taking various steps to align our cost structure with current and expected mortgage origination volumes.
Financial Covenants
Our lenders require us to comply with various financial covenants including tangible net worth, liquidity, leverage ratios and profitability. As of September 30, 2026, the Company was in compliance with all covenants. We may amend or obtain waivers in the future in order to maintain compliance with such financial covenants. Our lenders are not required to grant any such amendments or waivers and may determine not to do so. Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary to achieve that purpose.
Seller/Servicer Financial Requirements
As a seller and servicer, we are subject to minimum net worth, liquidity, and other financial requirements. Effective from September 30, 2023, minimum net worth requirements for FHFA and Ginnie Mae include a base of $2.5 million plus percentages of the seller/servicer’s residential first lien mortgage servicing UPB serviced for each agency and a percentage of other non-agencies servicing UPB. Base liquidity for the agencies depends on the remittance type and includes specific percentages of the seller/servicer's residential first lien mortgage servicing UPB for each agency, along with a percentage for other non-agencies servicing UPB. Large non-depositories require a liquidity buffer based on UPB for FHFA and Ginnie Mae. The capital ratio for FHFA and Ginnie Mae requires tangible net worth/total assets to be equal to or greater than 6% for both agencies. Effective from December 31, 2023, revised FHFA and Ginnie Mae seller-servicer minimum financial eligibility requirements include origination liquidity and third-party ratings. FHFA also requires an annual capital and liquidity plan effective March 31, 2024 and Ginnie Mae has implemented a risk-based capital requirement effective December 31, 2024. As of September 30, 2026, we were in compliance with these financial requirements.
Warehouse and Other Lines of Credit
We primarily finance mortgage loans through borrowings under our warehouse and other lines of credit. Under these facilities, we transfer specific loans to our counterparties and receive funds from them. Simultaneously, there is an agreement in place where the counterparties commit to transferring the loans back to us, either at the date the loans are sold or upon our request, and we provide the funds in return. We do not recognize these transfers as sales for accounting purposes. During the three months ended September 30, 2026, our loans remained on warehouse lines for an average of 17 days. Our warehouse facilities are generally short-term borrowings with maturities of one year and our securitization facilities have three year terms. We utilize both committed and uncommitted loan funding facilities and we evaluate our needs under these facilities based on forecasted volume of loan originations and sales. Our liquidity could be affected as lenders may reassess their exposure to the mortgage origination industry and potentially limit access to uncommitted mortgage warehouse financing or increase associated costs. Moreover, there may be reduced demand from investors to acquire our mortgage loans in the secondary market, further impacting our liquidity. Approximately 64% of the mortgage loans that we originated during the nine months ended September 30, 2026 were sold in the secondary mortgage market either directly to Fannie Mae and Freddie Mac or securitized into MBS guaranteed by Ginnie Mae. We also sell loans to other non-Agency investors.
As of September 30, 2026, we maintained revolving lines of credit with eleven counterparties, including two loan funding facilities with GSEs, providing warehouse and securitization facilities with borrowing capacity totaling $4.4 billion of which $1.5 billion was committed. Our $4.4 billion of capacity as of September 30, 2026 was comprised of $3.6 billion with staggered maturities within one year, a $300.0 million securitization facility that matures in April 2028, and a $500.0 million securitization facility that matures in April 2029. As of September 30, 2026, we had $1.9 billion of borrowings outstanding and $2.5 billion of additional availability under our facilities. In October 2026, based on changes in product mix, volume and usage, the Company allowed two warehouse facilities to expire without renewal, and added a new $125.0 million warehouse facility with a maturity date of September 2027. Warehouse and other lines of credit are further discussed in Note 9- Warehouse and Other Lines of Credit of the Notes to Consolidated Financial Statements contained in Item 1.
When we draw on our warehouse and securitization facilities we must pledge eligible loan collateral. Our warehouse line providers require us to make a capital investment, or “haircut” upon financing the loan, which is generally based on product types and the market value of the loans. The haircuts are normally recovered from sales proceeds. As of September 30, 2026, we had a total of $36.1 million in restricted cash posted as collateral with our warehouse and securitization facilities, of which $4.0 million was the minimum requirement.
Debt Obligations
MSR facilities and Term Notes provide financing for our servicing portfolio investments. As of September 30, 2026, our MSR facility secured by Fannie Mae had an outstanding balance of $106.2 million in MSR facilities and $198.3 million in Term Notes, secured by Fannie Mae MSRs totaling $428.3 million. As of September 30, 2026, our MSR facility secured by Freddie Mac had an outstanding balance of $266.0 million, secured by Freddie Mac MSRs totaling $421.6 million. As of September 30, 2026, our MSR facility secured by Ginnie Mae had an outstanding balance of $130.7 million in variable funding notes and $347.4 million in Term Notes, secured by Ginnie Mae MSRs totaling $582.7 million.
Securities financing facilities provide financing for the retained interest securities associated with our securitizations. As of September 30, 2026 there were outstanding securities financing facilities of $66.0 million, secured by trading securities with a fair value of $75.2 million.
Servicing advance facilities provide financing for our servicing agreements. As servicer, we are required to fulfill contractual obligations such as principal and interest payments for certain investors as well as taxes, insurance, foreclosure costs, and other necessities to preserve the serviced assets. For GSE-backed mortgages, this obligation extends up to four months, and for other government agency-backed mortgages, it may extend even longer, especially for clients under forbearance plans. The size of servicing advance balances is influenced by delinquency rates and prepayment speeds. As of September 30, 2026 the outstanding balance on our servicing advance facilities was $71.2 million secured by servicing advance receivables totaling $95.1 million.
During the third quarter 2026, the Company generated additional liquidity through the refinancing of the MMCA 2024-SD1 securitization into the MMCA 2026-SD1 securitization. As of September 30, 2026, other secured financings consisted of securitization debt of $109.6 million, net of $11.7 million in discount and $0.8 million in deferred financing costs and related to the MMCA 2026-SD1 securitization of a pool of residential mortgage loans held by a VIE. Consolidated VIEs are further discussed in Note 8 - Variable Interest Entities of the Notes to Consolidated Financial Statements contained in Item 1.
Senior Notes as of September 30, 2026 consisted of secured Senior Notes totaling $255.9 million, net of $1.8 million of deferred financing costs and a discount of $12.9 million, and unsecured Senior Notes totaling $464.8 million, net of $1.5 million of deferred financing costs. Periodically, and in accordance with applicable laws and regulations, we may take actions to reduce or repurchase our debt. These actions can include redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions. The decision on amount of debt to be reduced or repurchased depends on several factors, including market conditions, trading levels of our debt, our cash positions, compliance with debt covenants, and other relevant considerations. During the year ended December 31, 2024, we repurchased $478.0 million of 2025 Senior Notes in exchange for $340.6 million of 2027 Senior Notes and cash of $185.0 million resulting in a loss on extinguishment of debt of $5.7 million. In November 2025, the remaining principal balance of $19.8 million on the 2025 Senior Notes was redeemed. In the third quarter of 2026, the Company repurchased $63.8 million of 2027 Senior Notes and $23.3 million of 2028 Senior Notes that resulted in a $6.4 million gain on extinguishment of debt, net of discount and deferred financing fees. Debt obligations are further discussed in Note 10- Debt Obligations of the Notes to Consolidated Financial Statements contained in Item 1.
We continue to actively work to address our upcoming debt maturities and are pursuing several financing alternatives to refinance or extend our debt with financing counterparties. Our focus is on extending our debt maturity profile. Any refinancing, even on then-prevailing market terms, is expected to require some combination of higher interest rates, more restrictive covenants, additional collateral, reduced principal amounts, exchange offers, debt repurchases, asset sales, equity issuances and/or other transactions or terms that could increase our debt service obligations, reduce our liquidity, dilute existing stockholders or further restrict our operational and financial flexibility. If we are unable to refinance the Senior Notes on commercially reasonable terms or at all, we may be required to use available cash, including cash needed for operations and other obligations, to repay the Senior Notes at maturity, which would reduce our liquidity and could require us to sell assets, including mortgage servicing rights, possibly at valuations or on terms that are less favorable than we could obtain under more favorable conditions. Failure to repay the Senior Notes at maturity would constitute an event of default, permitting the holders of the 2027 Senior Notes to exercise remedies against the collateral securing them and triggering default provisions under our warehouse lines and other debt facilities, which could result in acceleration of substantially all of our indebtedness. Any such acceleration would have a material adverse effect on our business, financial condition, and results of operations.
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
Contractual Obligations and Commitments
Our estimated contractual obligations as of September 30, 2026 are as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Warehouse and other lines of credit	$1,851,744	$1,051,744	$800,000	$—	$—
Debt obligations (1)
Secured credit facilities	642,685	642,685	—	—	—
Term Notes	550,000	—	—	550,000	—
Senior Notes	736,908	—	736,908	—	—
Other secured financings(2)	122,216	—	—	—	122,216
Long-term software license commitments	128,236	29,066	39,968	32,292	26,910
Operating lease obligations (3)	47,195	15,872	18,095	10,880	2,348
Naming and promotional rights agreements	24,000	4,500	12,000	7,500	—
Total contractual obligations	$4,102,984	$1,743,867	$1,606,971	$600,672	$151,474

(1)    Amounts exclude deferred financing costs.
(2)    The stated final maturity date is September 25, 2033. The Company, as the issuer, has the option to redeem the notes on or subsequent to the optional redemption date of September 25, 2030, but it is not required.
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

Off-Balance Sheet Arrangements
As of September 30, 2026, we were party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements provided by certain warehouse lenders.
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

Reconciliation of Non-GAAP Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose certain non-GAAP measures to assist investors in evaluating our financial results. We believe these non-GAAP measures provide useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. They facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in hedging strategies, changes in valuations, capital structures (affecting interest expense on non-funding debt), taxation, the age and book depreciation of facilities (affecting relative depreciation expense), and other cost or benefit items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP measures include our Adjusted Total Revenue, Adjusted Net Loss, Adjusted Diluted Weighted Average Shares Outstanding, and Adjusted EBITDA. We exclude from these non-GAAP financial measures the change in fair value of MSRs, gains (losses) from the sale of MSRs, the effects of contractual prepayment protection, broker fees associated with the sale of MSRs, and related hedging gains and losses that represent realized and unrealized adjustments resulting from changes in valuation, mostly due to changes in market interest rates, and are not indicative of the Company’s operating performance or results of operation. Beginning in the third quarter of 2026, we began to include the effects of contractual prepayment protection and broker fees associated with the sale of MSRs to appropriately capture all valuation changes in MSRs up to and including the sales date as they are directly attributable to, and reduce, the consideration received on MSR sales to reflect the net value realized. Prior periods have been revised to conform with this new presentation. We have excluded expenses directly related to the Cybersecurity Incident, net of insurance recoveries during fiscal 2024, such as costs to investigate and remediate the Cybersecurity Incident, the costs of customer notifications and identity protection, and professional fees, including legal expenses, settlement costs, and commission guarantees. We also exclude stock-based compensation expense, which is a non-cash expense, gains or losses on extinguishment of debt and disposal of fixed assets, and impairment charges to operating lease right-of-use assets, as well as certain costs associated with our restructuring efforts, as management does not consider these costs to be indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “net interest income,” as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on our non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Adjustments for income taxes are made to reflect historical results of operations on the basis that it was taxed as a corporation under the Internal Revenue Code, and therefore subject to U.S. federal, state, and local income taxes. Adjustments to Diluted Weighted Average Shares Outstanding assumes the pro forma conversion of weighted average Class B and Class C common stock to Class A common stock. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Some of these limitations are:

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

Reconciliation of Total Revenue to Adjusted Total Revenue (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total net revenue	$307,145	$323,324	$930,853	$879,482
Valuation changes in servicing rights, net of hedging gains and losses(1)	(4,937)	2,044	(22,000)	16,515
Adjusted total revenue	$302,208	$325,368	$908,853	$895,997
(1)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights and gains (losses) from the sale of MSRs. Beginning in the third quarter of 2026, we began to include the effects of contractual prepayment protection and broker fees associated with the sale of MSRs to appropriately capture all valuation changes in MSRs up to and including the sales date and broker fees as they are directly attributable to, and reduce, the consideration received on MSR sales to reflect the net value realized. Prior periods have been revised to conform with this new presentation. Refer to Note 5 - Servicing Rights, at Fair Value.

Reconciliation of Net Loss to Adjusted Net Loss (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss attributable to loanDepot, Inc.	$(19,729)	$(4,882)	$(61,749)	$(40,166)
Net loss from the pro forma conversion of Class B or Class C common stock to Class A common stock(1)	(8,957)	(3,852)	(28,501)	(34,538)
Net loss	(28,686)	(8,734)	(90,250)	(74,704)
Adjustments to the (provision) benefit for income taxes(2)	(27)	978	23	8,769
Tax-effected net loss	(28,713)	(7,756)	(90,227)	(65,935)
Valuation changes in servicing rights, net of hedging gains and losses(3)	(4,937)	2,044	(22,000)	16,515
Stock-based compensation expense	6,307	3,599	17,982	7,060
Restructuring charges(4)	362	2,147	2,269	4,425
Cybersecurity incident(5)	414	473	1,594	1,562
Gain on extinguishment of debt	(4,122)	—	(5,292)	—
(Gain) loss on disposal of fixed assets	(483)	3	1,040	30
Other impairment(6)	38	—	38	5
Tax effect of adjustments(7)	305	(3,198)	775	(8,026)
Adjusted net loss	$(30,829)	$(2,688)	$(93,821)	$(44,364)
(1)Reflects net loss to Class A common stock and Class D common stock from the pro forma exchange of Class B common stock and Class C common stock.
(2)loanDepot, Inc. is subject to federal, state and local income taxes. Adjustments to the (provision) benefit for income taxes reflect the income tax rates below, and the pro forma assumption that loanDepot, Inc. owns 100% of LD Holdings.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes (net of federal benefit)	5.06	4.39	4.80	4.39
Effect of valuation allowance and other tax adjustments	(26.36)	—	(25.72)	—
Effective income tax rate	(0.30)%	25.39%	0.08%	25.39%

(3)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights and gains (losses) from the sale of MSRs. Beginning in the third quarter of 2026, we began to include the effects of contractual prepayment protection and broker fees associated with the sale of MSRs to appropriately capture all valuation changes in MSRs up to and including the sales date and broker fees associated with the sale of MSRs to appropriately capture all valuation changes in MSRs up to and including the sales date and broker fees as they are directly attributable to, and reduce, the consideration received on MSR sales to reflect the net value realized. Prior periods have been revised to conform with this new presentation. Refer to Note 5 - Servicing Rights, at Fair Value.
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
(6)Represents lease impairment on corporate and retail locations.
(7)Amounts represent the income tax effect using the aforementioned effective income tax rates, excluding certain discrete tax items.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (Dollars in thousands except per share) (Unaudited)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Share Data:
Diluted weighted average shares of Class A and Class D common stock outstanding	232,312,698	211,442,981	230,969,256	206,745,124
Assumed pro forma conversion of weighted average Class B and Class C common stock to Class A common stock(1)	105,977,644	119,970,814	106,108,197	123,031,001
Adjusted diluted weighted average shares outstanding	338,290,342	331,413,795	337,077,453	329,776,125
(1)Reflects the assumed pro forma exchange and conversion of Class B and Class C common stock.

Reconciliation of Net Loss to Adjusted EBITDA (Dollars in thousands) (Unaudited):	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(28,686)	$(8,734)	$(90,250)	$(74,704)
Interest expense - non-funding debt(1)	37,979	44,292	122,912	131,555
Income tax expense (benefit)	90	(1,555)	(76)	(14,023)
Depreciation and amortization	5,833	6,729	18,037	20,774
Valuation changes in servicing rights, net of hedging gains and losses(2)	(4,937)	2,044	(22,000)	16,515
Stock-based compensation expense	6,307	3,599	17,982	7,060
Restructuring charges(3)	362	2,147	2,269	4,425
Cybersecurity incident(4)	414	473	1,594	1,562
(Gain) loss on disposal of fixed assets	(483)	3	1,040	30
Other impairment(5)	38	—	38	5
Adjusted EBITDA	$16,917	$48,998	$51,546	$93,199
(1)Represents other interest expense, which includes gain or loss on extinguishment of debt and amortization of debt issuance costs and debt discount, in the Company’s consolidated statements of operations.
(2)Represents the change in the fair value of servicing rights due to changes in valuation inputs or assumptions, net of gains or losses from derivatives hedging servicing rights and gains (losses) from the sale of MSRs. Beginning in the third quarter of 2026, we began to include the effects of contractual prepayment protection and broker fees associated with the sale of MSRs to appropriately capture all valuation changes in MSRs up to and including the sales date and broker fees associated with the sale of MSRs to appropriately capture all valuation changes in MSRs up to and including the sales date and broker fees as they are directly attributable to, and reduce, the consideration received on MSR sales to reflect the net value realized. Prior periods have been revised to conform with this new presentation. Refer to Note 5 - Servicing Rights, at Fair Value.
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
IRLCs represent an agreement to extend credit to a potential customer, whereby the interest rate on the loan is set prior to funding. Both IRLCs and LHFS, are subject to changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date, or (ii) the date of sale into the secondary mortgage market. The average term for outstanding interest rate lock commitments at September 30, 2026 was 35 days; and our average holding period of the loan from funding to sale was 28 days for the nine months ended September 30, 2026.
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
Additionally, we are exposed to credit risk associated with our borrowers, counterparties, and other significant vendors. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably originate, sell, and service loans. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates and favorable advance rates. In general, we manage such risk by selecting only counterparties that we believe to be financially strong, dispersing the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties, as appropriate. During the nine months ended September 30, 2026 and 2025, we incurred no losses due to nonperformance by any of our counterparties.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors discussed under Part I. "Item 1A. Risk Factors" of our 2025 Form 10-K filed with the SEC on March 12, 2026, except as set forth below.

We have received notice from the NYSE that we are not in compliance with its minimum share price continued listing standard, and a failure to regain compliance could result in the delisting of our Class A Common Stock.
On August 21, 2026, we received notice from the New York Stock Exchange (“NYSE”) that we are not in compliance with its minimum share price continued listing standard because the average closing price of our Class A Common Stock was below $1.00 over a consecutive 30 trading-day period. We have a six-month cure period to regain compliance. However, if the Company determines that it will cure the price condition by taking an action that will require shareholder approval, the Company must so inform the NYSE and must obtain shareholder approval no later than its next annual meeting of shareholders, and must implement the action promptly thereafter. If we do not regain compliance, our Class A Common Stock may be delisted from the NYSE, which could adversely affect the market price and liquidity of our Class A Common Stock, reduce analyst coverage and investor interest, and impair our ability to raise capital, obtain financing or pursue strategic transactions on favorable terms, or at all. In addition, even while we remain listed, the NYSE notice and the trading of our Class A Common Stock below $1.00 per share may also adversely affect investor confidence and our cost of capital.

We face near-term refinancing risk with respect to our Senior Notes, and any refinancing or repayment, or our failure to refinance or repay them, may adversely affect our liquidity, financial condition and our stockholders.

As of September 30, 2026, we have $270.7 million of 2027 Senior Notes and $466.2 million of unsecured 2028 Senior Notes, which will require refinancing or repayment at maturity. We continue to evaluate a range of options with the help of retained advisors, but the 2027 Senior Notes mature in approximately 12 months, and there can be no assurance that we will be able to address them before maturity on acceptable terms or at all. Concerns regarding our ability to refinance or repay the Senior Notes may increase as those maturities approach. These concerns could result in downgrades of our credit or servicer ratings and less favorable terms, non-renewals, or reduced participation from our warehouse lenders and other counterparties, even before the Senior Notes mature.

Any refinancing, even on then-prevailing market terms, is expected to require some combination of higher interest rates, more restrictive covenants, additional collateral, reduced principal amounts, exchange offers, debt repurchases, asset sales, equity issuances and/or other transactions or obligations that could increase our debt service obligations, reduce our liquidity, dilute existing stockholders or further restrict our operational and financial flexibility. Rating agencies may view exchange offers or similar transactions as distressed exchanges, which could result in further downgrades.

If we are unable to refinance the Senior Notes on commercially reasonable terms or at all, we may be required to use available cash, including cash needed for operations and other obligations, to repay the Senior Notes at maturity. This would reduce our liquidity and could require us to sell assets, including mortgage servicing rights, possibly at valuations or on terms that are less favorable than we could obtain under more favorable conditions. Sales of mortgage servicing rights would decrease our future cash flow and revenue streams, reducing our ability to cover fixed costs, service our remaining debt obligations, and return to profitability, which could necessitate further asset sales. Failure to repay the Senior Notes at maturity would constitute an event of default, permitting the holders of the 2027 Senior Notes to exercise remedies against the collateral securing them and triggering default provisions under our warehouse lines and other debt facilities, which could result in acceleration of substantially all of our indebtedness. Any such acceleration would have a material adverse effect on our business, financial condition, and results of operations, and could require us to seek bankruptcy protection or pursue other restructuring alternatives, in which case holders of our common stock could lose all or a substantial part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2026, shares of the Company's Class B common stock could each be converted, together with a corresponding Holdco Unit, as applicable, at any time and from time to time at the option of the holder of such share of Class B common stock for one fully paid and non-assessable share of Class A common stock. There was no cash or other consideration paid by the holder converting such shares and, accordingly, there was no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On July 1, 2026, we issued to stockholders 20,000 shares of Class A common stock upon the conversion of the same number of shares of our Class B common stock and corresponding Holdco Units held by such stockholders.

On August 3, 2026, we issued to stockholders 148,263 shares of Class A common stock upon the conversion of the same number of shares of our Class B common stock and corresponding Holdco Units held by such stockholders.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K), except as set forth below.

Name and Title	Type of Plan	Date Plan Adopted/ Terminated	Duration	Aggregate Number of Shares to be Purchased or Sold
Anthony Hsieh, Executive Chairman, Chief Executive Officer and President	Rule 10b5-1 trading arrangement	Terminated August 21, 2026 (adopted December 9, 2025)	Earliest first trade date was March 17, 2026, and the maximum duration was March 8, 2027	Provided for the sale of up to 9,600,000 shares of Class A Common Stock, subject to certain conditions

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit No.	Description
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
10.1#
Amendment No. 5 to Master Repurchase Agreement, dated July 7, 2026, among Atlas Securitized Products, L.P., Atlas Securitized Products Funding 2, L.P., and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2026).

10.2#
Amendment No. 4 to Master Repurchase Agreement, dated July 7, 2026, among Atlas Securitized Products, L.P., AGF WHCO 1-A3 LP, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2026).

10.3#
Amendment No. 3 to Amended and Restated Master Repurchase Agreement and Securities Contract, dated July 16, 2026, among Bank of Montreal, loanDepot BMO Warehouse, LLC, and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2026).

10.4#
Amendment No. 10 to the Second Amended and Restated Master Repurchase Agreement, dated July 22, 2026, among Bank of America, N.A., loanDepot BA Warehouse, LLC and loanDepot.com, LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2026).

10.5*#
Amendment No. 1 to the Master Repurchase Agreement, dated August 3, 2026, among JPMorgan Chase Bank, National Association, loanDepot JPM Warehouse Facility, LLC, loanDepot JPM Warehouse Trust, and loanDepot.com, LLC.

10.6*#	Amendment No. 4 to Amended and Restated Master Repurchase Agreement and Securities Contract, dated September 17, 2026, among Bank of Montreal, loanDepot BMO Warehouse, LLC, and loanDepot.com, LLC.
10.7#
Master Repurchase Agreement, dated October 2, 2026, among Nomura Corporate Funding Americas, LLC, loanDepot.com, LLC, and loanDepot Multi Asset NC, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 7, 2026).

10.8*#	Amendment No. 6 to the Amended and Restated Master Repurchase Agreement, dated October 5, 2026, between UBS AG and loanDepot.com, LLC.
10.9*#	Amendment No. 5 to Amended and Restated Master Repurchase Agreement and Securities Contract, dated October 29, 2026, among Bank of Montreal, loanDepot BMO Warehouse, LLC, and loanDepot.com, LLC.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

LOANDEPOT, INC.

Dated: November 9, 2026	By:	/s/ Anthony Hsieh
	Name:	Anthony Hsieh
	Title:	Chief Executive Officer and President

Dated: November 9, 2026	By:	/s/ David Hayes
	Name:	David Hayes
	Title:	Chief Financial Officer